Form 10QSB
period 1996-05-31
AMERICAN DIGITAL COMMUNICATIONS INC
filed 1996-07-12
CIK 819927

    As filed with the Securities and Exchange Commission on July 12, 1996.

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                       For the Quarter Ended May 31, 1996

                        Commission file number 0-28506

                     AMERICAN DIGITAL COMMUNICATIONS, INC.
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


                WYOMING                                        13-3411167
        (State of Incorporation)                       (I.R.S. Employer ID No.)

      3773 CHERRY CREEK NORTH DRIVE
       SUITE 615, DENVER, COLORADO                                80209
(Address of Principal Executive Offices)                        (Zip Code)


                                (303) 377-9486
                 (Registrant's Telephone No. incl. area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                YES     NO  X
                                    ---    ---

The number of shares outstanding of each of the Registrant's class of common equity, as of June 30, 1996 are as follows:


                CLASS OF SECURITIES         SHARES OUTSTANDING
          --------------------------------  ------------------
           Common Stock, $.0001 par value       14,898,946

===============================================================================

            THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS 10 PAGES.

                     AMERICAN DIGITAL COMMUNICATIONS, INC.

                                     INDEX



PART I      FINANCIAL INFORMATION

  Item 1.     Financial Statements
              Balance Sheet........................................................................................3
              Statements of Operations.............................................................................5
              Statements of Cash Flows.............................................................................6
              Notes to Financial Statements........................................................................7

  Item 2.     Management's Discussion and Analysis or Plan of Operations...........................................8

PART II.    OTHER INFORMATION

  Item 6.     Exhibits and Reports on Form 8-K....................................................................10

            Signatures............................................................................................10

                     AMERICAN DIGITAL COMMUNICATIONS, INC.
                                 BALANCE SHEET
                                  (UNAUDITED)


ASSETS                                     MAY 31,        FEB. 29,
                                          ----------     ----------
                                             1996           1996
                                          ----------     ----------
Current assets:
      Cash                                116,726.00     115,312.00
      Accounts Receivable                 102,577.00      43,020.00
      Inventories                         422,289.00     628,602.00
      Other current assets                  8,742.00       7,642.00
- -------------------------------------------------------------------

          Total current assets            650,334.00     794,576.00
- -------------------------------------------------------------------

Property and equipment:
      Office equipment                    126,746.00     112,801.00
      Radio tower equipment               806,076.00     564,254.00
      Furniture and fixtures               26,082.00      26,082.00
- -------------------------------------------------------------------

                                          958,904.00     703,137.00
            Less:    Accumulated          110,664.00      99,091.00
             depreciation
- -------------------------------------------------------------------
              Net property and equipment  848,240.00     604,046.00
Other assets:
      Distribution agreement, net of      383,333.00     393,333.00
       amortization
      Deposits and other                  254,479.00     209,137.00
- -------------------------------------------------------------------

             Total other assets:          637,814.00     602,470.00

             TOTAL ASSETS               2,136,388.00   2,001,092.00
- -------------------------------------------------------------------

                See accompanying notes to financial statements.

                     AMERICAN DIGITAL COMMUNICATIONS, INC.
                                 BALANCE SHEET
                                  (UNAUDITED)


LIABILITIES AND SHAREHOLDERS' EQUITY                   MAY 31,        FEB. 29,
                                                    -----------     -----------
                                                        1996            1996
                                                    -----------     -----------
Current Liabilities:
      Accounts Payable                                 25,688          4,220
      Accounts payable - related parties                4,531          2,576
      Accrued payroll and payroll taxes                     -          9,593
      Accrued interest                                 81,187         50,503
      Accrued warranty liability                       21,184         23,620
      Notes payable - related parties                  17,881         37,881
      Current portion of capital lease                 10,869         12,886
       obligations
      Current portion of long term note                 2,133          2,756
- ----------------------------------------------------------------------------

         Total current liabilities                    163,473        144,035

Long term debt:
      Capital lease obligations                         8,666              -
      Long term note payable - related                726,811        564,254
       parties
- ----------------------------------------------------------------------------

         Total long term debt                         735,477        564,254


Shareholders' equity:
      Common stock, $.0001 par value;                   1,490          1,459
       Unlimited  shares authorized, issued
       and outstanding 14,898,946 shares,
       issued and outstanding 14,590,760 on
       February 28, 1995.
      Additional paid in capital                    5,849,140      5,723,983
      Accumulated Deficit                          (4,613,192)    (4,432,639)
- ----------------------------------------------------------------------------

         Total shareholder's equity                 1,237,438      1,292,803
- ----------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS'                 2,136,388      2,001,092
 EQUITY
- ----------------------------------------------------------------------------

                See accompanying notes to financial statements.

                     AMERICAN DIGITAL COMMUNICATIONS, INC.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                        Three Months Ended May 31,
                                             1996        1995
                                          ----------  ----------
Revenue
   Equipment sales                         198,385             -
   Interest income                               -             -
- ----------------------------------------------------------------
      Total revenue                        198,385             -


Costs and expenses:
   General and administrative              165,115       173,199
   Cost of equipment sales                 207,221             -
   Losses on SMR systems                         -             -
   Loss on SMR system operations and
    disposal                                     -             -
   Depreciation                             11,573        15,820
   Other Charges                                 -             -
      Total costs and expenses             383,909       189,019
- ----------------------------------------------------------------


Net Loss:                                 (185,524)     (189,019)
- ----------------------------------------------------------------


Net loss per share of common stock           (0.01)        (0.03)
- ----------------------------------------------------------------


Weighted average number of common
 shares outstanding                     14,650,845     6,962,610
- ----------------------------------------------------------------




                See accompanying notes to financial statements.

                     AMERICAN DIGITAL COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


INCREASE (DECREASE) IN CASH                Three Months Ended May 31,
                                                 1996        1995
                                                 ----        ----
- -----------------------------------------------------------------------
NET CASH USED IN OPERATIONS
Net loss                                      (185,524)    (189,019)

Adjustments to reconcile net loss to
cash used in operating activities:
 Depreciation and amortization                  21,573       15,820
 Write off of deposits                               -            -
 Changes in:
  Accounts receivable                          (59,557)           -
  Inventory                                    206,313            -
  Other current assets                          (1,100)        (550)
  Accounts Payable                              23,423         (671)
  Accrued payroll and payroll taxes             (9,593)     (14,813)
  Other accrued liabilities                     28,248            -
- -----------------------------------------------------------------------
Net cash used in operating activities           23,783     (189,233)
- -----------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of office equipment /  licenses    (130,166)      (1,500)
  Deposits - payments \ refunds                      -        (1340)
  Borrowings from related party                      -            -
  Payments to related parties                  (20,000)           -
- ----------------------------------------------------------------------
Net cash provided by (used in)
 investing activities                         (150,166)      (2,840)
- ----------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock, net      125,157      207,657
  Payments of capital lease obligations          2,017       (3,472)
  Payments of note payable                         623         (834)
- ----------------------------------------------------------------------
Net cash provided by financing activities      127,797      203,351
- ----------------------------------------------------------------------
- ----------------------------------------------------------------------
INCREASE (DECREASE) IN CASH                      1,414       11,278
- ----------------------------------------------------------------------
CASH, at beginning of period                   115,312        4,888
- ----------------------------------------------------------------------
CASH, at end of period                         116,726       16,166
- ----------------------------------------------------------------------




                See accompanying notes to financial statements.

                     AMERICAN DIGITAL COMMUNICATIONS, INC.


                         Notes to Financial Statements
                                 May 31, 1996


         PRESENTATION

         The unaudited financial statements and related notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the fiscal year ended February 29, 1996.

ITEM 1.  BUSINESS.

         The Company, which transitioned from developmental stage to a revenue-generating operational stage in January 1996, is engaged in the wireless telecommunications business in the United States, and intends to provide two-way dispatch communications in the 220 MHz frequency bandwidth while concurrently selling Midland 800 MHz LTR Radios. Sales during the quarter met expectations and generated approximately $198,000 in revenue. The Company has entered into agreements to purchase and/or to manage licenses granted by the Federal Communications Commission (FCC) which are known in the industry as "specialized mobile radio" or SMR bandwidths. Effective December 31, 1995, the Company became the exclusive licensee for distribution of Midland 800 LTR Radio Products in the U.S. The Company also signed a letter of intent to acquire approximately $1.9 million in Midland 800 MHz LTR parts and accessories, but has not closed the transaction.

         DUE TO RELATED PARTY

         A significant shareholder of the Company, loaned the Company $75,000 on March 15, 1994. The Company signed a new note due in 1996. As of May 31, 1996 the balance due on the 9% interest bearing note was approximately $17,000.

         To date, the Company has constructed and financed 13 220 MHz communication systems for $1,047,900 through Ventel, Inc. In February 1996, the Company sold three of the constructed systems and currently owes Ventel, Inc. $806,077 plus interest.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         PLAN OF OPERATION

         The Company is the exclusive licensee in the U.S. for the next ten years for distribution of 800 MHz Midland LTR Radios. The Company will continue active LTR radio sales efforts. This activity enabled the Company to become operational in January 1996, generating revenues between $50,000 and $75,000 per month.

     In February of 1996, the Company signed a letter of intent to purchase 100% of the outstanding stock of Pagers Plus Cellular (PPC), Walnut Creek, California. PPC is a Company similar to ADC with 36 220 MHz systems constructed and approximately 200 licenses under Management and Option Agreements. As a result of due diligence, the Company has decided to change this acquisition from a stock exchange to an asset purchase. With this new change, the Company is anticipating a July close giving it 46 constructed 220 MHz transmitter sites and, additionally, more than 200 licenses under management.

     With respect to 220 MHz operations, the Company is currently in negotiations to secure favorable equipment financing terms from Securicor LM Radiocoms which will enable the Company to construct an additional 30 - 60 220 MHz transmitter sites. The sites have been identified and site leases are tentatively in place. All regulatory requirements with respect to the targeted licenses have been met and the Company is awaiting approval on all its applications for permanent site modifications (some approvals have been received). To fund this equipment purchase and the actual buildout, the Company anticipates a private placement offering of its stock in July/August 1996, concurrently with the launching of this buildout phase. There is no assurance that the equipment negotiations or private placement will be successful.

     As a result of a letter of intent signed by the Company in March 1996, the Company intends to acquire for cash and stock, 100% of the stock of a $7.0 million mid-west wireless communications hardware distribution. The company to be acquired is a major distributor of Motorola, Uniden, Kenwood and Midland wireless communications products. In 1996, the company to be acquired projects $9.0 million in sales, $1.7 million pre-tax profits. Additionally, the company serves as a major repair depot for radio products. The Company views this acquisition as the flag-ship operation for its previously announced strategy to become a major Channel-To-Market, full service distribution operation for the wireless communications industry. The Company hopes to close this transaction in the late summer.

     The Company intends to use its fully integrated 220 MHz and wireless industry hardware distribution operations as the foundation for implementation of its Channel-To-Market strategy. The current operating plan calls for the Channel-To-Market launch in late 1996. Through acquisition within the wireless industry, the Company expects rapid expansion, resulting in targeted revenues after two years in excess of $100 million. However, there is no assurance the Channel-To-Market strategy will roll-out as currently projected.

     During the period March - May 1996, the Company developed and launched an innovative "Loading Agent" program designed to maximize loading of radios in the shortest possible time fame. The program has been well received in four key markets where as many as twelve agents have verbally committed to the Company to support this strategy. The Company has purchased fifty (50) demo radios from Securicor to facilitate loading agent activity.

     LIQUIDITY AND CAPITAL RESOURCES

     Cash on hand at quarter end was nominal in light of the Company's acquisition plan. During the quarter ended May 31, 1996, the Company raised $198,000 through sales of its Midland LTR products. The Company also issued 308,186 shares of its common stock in exchange for cash of $125,157 all pursuant to a Regulation D offering of the Company's common stock.

     During the quarter ended, the Company purchased outright three of the licenses involved in the Company's constructed 220 MHz systems.

     Although the Company became operational in January of 1996, the Company's historical lack of operating cash flow has meant that it has been dependent on sales of its securities, borrowings, leasehold financing or other extensions of credit. The Company intends to raise at least $6,500,000 in the current fiscal year, either through the sale of equity securities or a combination of equity sales, borrowings and leasehold financing.

     As explained under "Plan of Operations", the Company needs to secure financing in the $2.5 to $3.0 million dollar range in order to execute its 220 MHz 30 - 60 system buildout plan. It is projected that the Company will require about $6.5 million of total financing to execute its current consolidated plan of operation. There is no assurance that the Company will raise the necessary funding. The actual number of systems (30 - 60) which the Company is able to construct prior to the FCC deadline is a function of when a deposit is placed with the equipment manufacturer and when the manufacturer can ship. The Company expects to benefit greatly from Securicor's field manpower as far as the buildout is concerned.

     In addition to the previously mentioned equity financing, the Company is in negotiations with a major west coast financial organization to secure lease to rent financing for subscriber equipment. This will enable the Company to execute its marketing plan whereby it provides the radio, unlimited airtime and warranty service for a flat monthly bundled fee. The Company estimates it will need approximately 36,000 subscriber units in the first 30 months after launch.

     FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     During the quarter ended May 31, 1996, total assets increased 7%, from $2,001,092 to $2,136,388 and shareholders' equity changed from $1,292,803 to $1,237,438. The rate of current assets against current liabilities is 4.0 times. Cash on hand increased from the beginning of the period at $115,312 to quarter end at $116,726. The Company has an deficit of $4,613,192 at quarter end.

     The Company incurred a loss of $185,524 during the quarter ended May 31, 1996. The activities during the fiscal quarter ended were mainly part of the sale of the Company's Midland LTR products and the preparation required to begin loading the Company's constructed 220 MHz communication systems.


                  (REMAINDER OF PAGE LEFT INTENTIONALLY BLANK)

PART II.            Other Information


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K



Exhibits.   The following exhibits  are included as part of this report.


 EXHIBIT
  PAGE                                                                  PAGE
 NUMBER                            DOCUMENT                            NUMBER
- ---------                          --------                            ------

   27                       Financial Data Schedule


                                  SIGNATURES

Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


DATE:   July 12, 1996    BY:
                                /s/ R. GENE KLAWETTER
                         -----------------------------------
                                  R. Gene Klawetter
                              President / CEO / Director


DATE:   July 12, 1996    BY:
                                 /s/ DANIEL M. SMITH
                         ------------------------------------
                                   Daniel M. Smith
                           Acting Chief Financial Officer,
                         Controller, Chief Accounting Officer