Form 10QSB/A
period 1996-05-31
AMERICAN DIGITAL COMMUNICATIONS INC
filed 1996-07-15
CIK 819927

    As filed with the Securities and Exchange Commission on July 15, 1996.

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                      AMENDMENT #1 TO FORM 10-QSB/A

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


DATE:   July 15, 1996    BY:
                                /s/ R. GENE KLAWETTER
                         -----------------------------------
                                  R. Gene Klawetter
                              President / CEO / Director


DATE:   July 15, 1996    BY:
                                 /s/ DANIEL M. SMITH
                         ------------------------------------
                                   Daniel M. Smith
                           Acting Chief Financial Officer,
                         Controller, Chief Accounting Officer