Form 10QSB
period 1996-08-31
AMERICAN DIGITAL COMMUNICATIONS INC
filed 1996-10-11
CIK 819927

    As filed with Securities and Exchange Commission on October 11, 1996
==============================================================================

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

               For the Quarter Ended August 31, 1996

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

               YES  X                             NO __

The number of shares outstanding of each of the Registrant's class of common equity, as of August 31, 1996 are as follows:

       Class of Securities                  Shares Outstanding
  ------------------------------            ------------------
  Common Stock, $.0001 par value                16,836,771

==============================================================================
         This quarterly report on Form 10-QSB contains  10   pages.







                  American Digital Communications, Inc.






                                INDEX




PART I         Financial Information


      Item 1.  Financial Statements

                 Balance Sheet...........................................   3

                 Statements of Operations................................   5

                 Statements of Cash Flows................................   6

                 Notes to Financial Statements...........................   7


      Item 2.  Management's Discussion and Analysis or Plan of Operations   8




PART II.       Other Information


      Item 6.  Exhibits and Reports on Form 8-K..........................  10

               Signatures................................................  10







                 American Digital Communications, Inc.
                            Balance Sheet
                             (UNAUDITED)




ASSETS                                          Aug. 31,         February 29,
                                                  1996               1996
                                              ----------         ------------
Current Assets:

  Cash                                           35,882              115,312
  Accounts receivable                            46,888               43,020
  Inventories                                   278,119              628,602
  Other current assets                           21,575                7,642
                                              ----------         ------------
      Total current assets                      382,464              794,576



Property and equipment:
  Office equipment                              126,746              112,801
  Radio tower equipment                       1,703,076              564,254
  Furniture and fixtures                         26,082               26,082
                                              ----------         ------------
                                              1,855,904              703,137
      Less:    Accumulated depreciation        -123,785              -99,091
                                              ----------         ------------
           Net property and equipment         1,732,119              604,046



Other assets:

  Distribution agreement, net                   373,332              393,333
  Deposits and other                            321,988              209,137
                                              ----------         ------------
      Total other assets:                       695,320              602,470


         TOTAL ASSETS                         2,809,903            2,001,092




            See accompanying notes to financial statements.







                American Digital Communications, Inc.
                            Balance Sheet
                             (UNAUDITED)


LIABILITIES AND SHAREHOLDERS' EQUITY            Aug. 31,        February 29,
                                                  1996              1996
                                              ----------        ------------
Current Liabilities:
  Accounts payable                              118,117               4,220
  Accounts payable - related parties              6,021               2,576
  Accrued payroll and payroll taxes                   -               9,593
  Accrued interest                                    -              50,503
  Accrued warranty liability                     18,108              23,620
  Notes payable - related parties                18,283              37,881
  Current portion of capital lease obligations    8,336              12,886
  Current portion of long term note               1,088               2,756
                                              ----------         ------------
    Total current liabilities                   169,953             144,035


Long term debt:
  Capital lease obligations                       8,666                   -
  Long term note payable - related party        806,077             564,254
                                              ----------         ------------
    Total long term debt                        814,743             564,254



Shareholders' equity:
  Common stock, $.0001 par value;                 1,684               1,459
  Unlimited  shares authorized, issued
  and outstanding 16,836,771 shares,
  issued and outstanding 14,590,760 on
  February 29, 1996.

  Additional paid in capital                  6,748,915           5,723,983
  Accumulated deficit                        -4,925,392          -4,432,639
                                              ----------        -------------
    Total shareholder's equity                1,825,207           1,292,803


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    2,809,903           2,001,092




              See accompanying notes to financial statements.







                 American Digital Communications, Inc.
                      Statements of Operations
                            (UNAUDITED)



                                                 Three Months Ended Aug. 31,
                                                    1996             1995
                                                 ----------      ------------
Revenue
  Equipment sales                                  138,685                 -
  Interest income                                        -                 -
                                                 ----------      ------------
    Total revenue                                  138,685                 -


Costs and expenses:
  General and administrative                       179,195           131,691
  Cost of equipment sales                          177,598                 -
  Depreciation                                      23,119            15,820
  Consulting fee / retainer                         20,000                 -
  Regulation S offering expenses                    46,002                 -
                                                 ----------      ------------
    Total costs and expenses                       445,914           147,511


Net Loss:                                         -307,229          -147,511

Net loss per share of common stock                   -0.02             -0.02

Weighted average number of common
  shares outstanding                            14,898,946         7,345,645





               See accompanying notes to financial statements.






                  American Digital Communications, Inc.

                       Statements of Cash Flows
                             (UNAUDITED)


Increase (Decrease) in Cash                     Three Months Ended Aug. 31,
                                                    1996            1995
                                                -----------     ------------
Net cash used in operations
  Net loss                                        -307,229         -147,511
  Adjustments to reconcile net loss
    to cash used in operating activities:
      Depreciation and amortization                 23,119           15,820
      Write off of deposits                              -                -
      Changes in:
        Accounts receivable                         55,689                -
        Inventories                                144,170                -
        Other current assets                       -12,833          -20,000
        Accounts payable                            93,919           37,800
        Accrued payroll and payroll taxes                -           48,389
        Other accrued liabilities                  -83,483            4,748
                                                -----------     -------------
Net cash used in operating activities              -86,648          -60,754


Cash flows from investing activities:
  Purchase of equipment  / licenses               -897,000           -1,000
  Deposits - payments / refunds                          -           12,100
  Borrowings from related party                          -           60,000
  Payments to related parties                            -                -
  Deposits received / waived                             -          -29,500
                                                -----------     -------------
Net cash provided by (used in)
  investing activities                            -897,000           41,600


Cash flows from financing activities:
  Proceeds from sale of common stock, net          899,775                -
  Payments of capital lease obligations              2,406            3,386
  Payments of note payable                             623              245
                                                -----------     -------------
Net cash provided by financing activities          902,804            3,631


                                                -----------     -------------
Increase (decrease) in cash                        -80,844          -15,523
                                                -----------     -------------
Cash,  at beginning of period                      116,726           16,166
                                                -----------     -------------
Cash, at end of period                              35,882              643
                                                -----------     -------------



              See accompanying notes to financial statements.







                 American Digital Communications, Inc.
                     Notes to Financial Statements
                           August 31, 1996


Presentation

    The unaudited financial statements and related notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The accompaning financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the fiscal year ended February 29, 1996.


Business

    The Company which transitioned from developmental stage to a revenue generating operational stage in January 1996, is engaged in the wireless telecommunications business in the United States, and intends to provide two-way dispatch communications in the 220 MHz frequency bandwidth while concurrently selling Midland 800 MHz LTR Radios. Sales during the quarter ended generated approximately $139,000 in revenue. The Company has entered into agreements to purchase and/or to manage licenses granted by the Federal Communications Commission (FCC) which are known in the industry as "specialized mobile radio" or SMR bandwidths. Effective December 31, 1995, the Company became the exclusive licensee for distribution of Midland 800 MHz LTR Radio Products in the U.S.


Due to Related Party

    A significant shareholder of the Company, loaned the Company $75,000 on March 15, 1994. This year, the Company signed a new note due in 1996. As of August 31, 1996 the balance due on the 9% interest bearing note was approximately $18,000.

    In August 1996 the Company constructed 13 additional "turn-key" communication systems through Securicor Ltd. The terms were $897,000, half in cash, half in common stock (1,150,000 shares at $0.39). The Company has an agreement with a third party which includes an option to acquire the Company's constructed 220 MHz installations for up to $200,000 per site plus $500 per radio loaded per respective site. However, there can be no assurance that the third party will exercise the option.

    Last year, the Company constructed and financed 13 220 MHz communications systems for $1,047,900 through Ventel, Inc. In February 1996, the Company sold three of the financed, constructed systems and currently owes Ventel, Inc. $806,077 plus interest.

    In May 1996 the Company executed the purchase options under the Manage-ment Agreements of three constructed licenses (Portland, Phoenix and St. Louis). To date the Company has 23 220 MHz communication systems.



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

    In February of 1996, the Company signed a letter of intent to purchase 100% of the outstanding stock of Pagers Plus Cellular (PPC), Walnut Creek, California. As a result of due diligence, the Company decided to change this acquisition from a stock exchange to an asset purchase. In August 1996, formal negotiations between the parties were suspended.

    During June and July 1996, the Company loaned approximately $8,548 in three 9% interest bearing "Promissory Notes" to Pagers Plus Cellular. These three notes are outstanding and due "On Demand".

    On October 1, 1996, the Company entered into a Letter of Intent to acquire international distribution rights for the Midland Land Mobile Radio (LMR) products from Midland International Limited, a wholly owned subsidiary of Simmonds Capital Limited (SCL). Under the terms of the agreement, the primary markets include most of Western Canada, Mexico, South America, The Pacific Rim, Australia and Thailand. These operations will continue under a new name, American Digital Corporation (ADC, Canada), as a wholly-owned subsidiary of American Digital Communications, Inc.

    The terms of this acquisition calls for the Company to acquire the distribution rights to the Midland LMR products for the indicated inter-national markets with a combination of 1,750,000 shares of ADC common stock which will be issued under Regulation S guidelines and 3,000,000 shares of non-voting preferred stock, convertible on a one-for-one basis into the Company's common stock after one year. The Company will also acquire approximately $1 million in inventory for which SCL has agreed to take back a three year interest bearing note. This transaction is scheduled to close in October 1996.

    The Company is negotiating to acquire for cash and stock, 100% of a wireless communications hardware distribution. The Company to be acquired is a major distributor of wireless communications products. In 1996, the company's proforma revenue and profit projections reflect good growth. Additionally, the company serves as a major repair depot for radio products. The Company views this acquisition as the flag-ship operation for its previously announced strategy to become a major Channel-To-Market, full service distribution operation for the wireless communications industry.
The Company hopes to close this transaction in late 1996, however, there can be no assurance that the Company will consummate this transaction.


    The Company intends to use its fully integrated 220 MHz and wireless industry hardware distribution operations as the foundation for implementa-tion of its Channel-To-Market strategy. The current operating plan calls for the Channel-To-Market launch in 1997. Through acquisition within the wireless industry, the Company expects rapid expansion, and conspicuous growth. However, there is no assurance the Channel-To-Market strategy will roll-out as currently projected, or that the Company will achieve its current proforma objectives.



Liquidity and Capital Resources


    Cash on hand at quarter end was nominal in light of the Company's acquisition plan. During the quarter ended August 31, 1996, the Company raised $138,685 through sale of its Midland LTR products. The Company issued 376,086 shares of its common stock in exchange for cash of $86,500 pursuant to a Private Placement Memorandum (PPM). The Company also issued 1,521,739 shares in a Regulation S offering in exchange for $304,000 net of expenses and 40,000 shares common stock in exchange for $10,000 through the execution of the Company's Compensatory Stock Option plan (CSO).

    In May 1996 the Company executed the purchase options under the 220 MHz Management Agreements of three constructed licenses (Portland, Phoenix and St. Louis). To date the Company has 23 220 MHz communication systems constructed. At the earliest opportunity, the Company will strive to exercise its purchase options on the remaining 20 licenses currently under management agreements.

    Although the Company became operational in January of 1996, the Company's historical lack of operating cash flow has meant that it has been dependent on sales of its securities, borrowings, leasehold financing or other extensions of credit. The Company intends to raise additional capital in the current fiscal year, either through the sale of equity securities or a combination of equity sales, borrowings and leasehold financing. Market conditions will dictate what the Company can do in this regard.



Financial Conditions and results of operations.


    During the quarter ended August 31, 1996, total assets increased 32%, from $2,136,388 to $2,809,903 and shareholders' equity increased 47% from $1,237,438 to $1,825,207. The ratio of current assets versus current liabilities is 2.3 times. Cash on hand at August 31, 1996 was $35,882.

    The Company incurred a loss of $307,229 during the quarter ended August 31, 1996. The activities during the fiscal quarter ended were mainly part of the sale of the Company's Midland LTR products and the preparation required to begin loading the Company's 23 constructed 220 MHz communication systems.

    It should also be noted, that the difference between the second quarters total revenue of $138,685 and cost of equipment sales of $177,598 is a function of the assigned cost from the issuance of stock. The Company's inventory to date is exclusively from the issuance of stock. Hence, the result of each sale is a positive cash flow with no accounts payable associated to the inventory on hand.




             (Remainder of page left intentionally blank)







PART II.     Other Information


Item 6.    		Exhibits and Reports on Form 8-K



Exhibits.    The following exhibits  are included as part of this report.



Exhibit
Page
Number                    Document                            Page Number
-------                   --------                            -----------

                            None.





                              SIGNATURES

Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.






DATE:   October 11, 1996      BY:    /s/ R. Gene Klawetter


                                         R. Gene Klawetter
                                         President / CEO / Director




DATE:   October 11, 1996      BY:    /s/ Daniel M. Smith


                                         Daniel M. Smith
                                         Acting Chief Financial Officer,
                                         Controller, Chief Accounting Officer