Form 10QSB
period 1996-11-30
AMERICAN DIGITAL COMMUNICATIONS INC
filed 1997-01-15
CIK 819927

  As filed with the Securities and Exchange Commission on January 15, 1997.
=============================================================================

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC. 20549


                             FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                 For the Quarter Ended November 30, 1996

                     Commission file number 0-28506

                  AMERICAN DIGITAL COMMUNICATIONS, INC.
     (Exact name of small business issuer as specified in its charter)



           Wyoming                                 13-3411167
   (State of Incorporation)                  (IRS. Employer ID No.)




    5575 DTC Parkway, Suite 355
         Englewood, CO                                80111
(Address of Principal Executive Offices)           (Zip Code)



                            (303) 770-8283
               (Registrant's Telephone No. incl. area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


              YES  X                             NO __



The number of shares outstanding of each of the Registrant's class of common equity, as of November 30, 1996 are as follows:



        Class of Securities                    Shares Outstanding
       --------------------                    ------------------
  Common Stock, $.0001 par value                   22,579,380


=============================================================================
        This quarterly report on Form 10-QSB contains  12  pages.

                American Digital Communications, Inc.



                                INDEX



PART I      Financial Information


   Item 1.  Financial Statements

            Balance Sheet................................................  3

            Statements of Operations.....................................  5

            Statements of Cash Flows.....................................  6

            Notes to Financial Statements................................  7


   Item 2.  Management's Discussion and Analysis or Plan of Operations...  8



PART II.    Other Information


   Item 6.  Exhibits and Reports on Form 8-K............................. 11

               A)  Exhibit 27 Financial Data Schedule
               B)  Form 8-K

            Signatures................................................... 11

                  American Digital Communications, Inc.
                              Balance Sheet
                               (UNAUDITED)




ASSETS                                       Nov. 30,         February 29,
                                               1996                1996
                                           ----------         -----------
Current Assets:

  Cash                                        51,083             115,312
  Accounts receivable                         22,173              43,020
  Inventories                                544,901             628,602
  Other current assets                         6,442               7,642
                                           ----------         -----------
    Total current assets                     624,599             794,576


Property and equipment:

  Office equipment                           126,746             112,801
  Radio tower equipment                    1,703,076             564,254
  Furniture and fixtures                      26,082              26,082
                                           ----------         -----------

                                           1,855,904             703,137
    Less:    Accumulated depreciation       (136,907)            (99,091)
                                           ----------         -----------

     Net property and equipment            1,718,997             604,046



Other assets:

  Distribution agreement, net              1,788,333             393,333
  Deposits and other                         385,896             209,137
                                           ----------         -----------

    Total other assets:                    2,174,229             602,470


    TOTAL ASSETS                           4,517,825            2,001,092
                                           ----------         ------------


              See accompanying notes to financial statements.

                 American Digital Communications, Inc.
                            Balance Sheet
                             (UNAUDITED)


LIABILITIES AND SHAREHOLDERS' EQUITY        Nov. 30,          February 29,
                                               1996                1996
                                         -----------         ------------
Current Liabilities:

  Accounts payable                           95,322               4,220
  Accounts payable - related parties          6,201               2,576
  Accrued payroll and payroll taxes               -               9,593
  Accrued interest                          144,696              50,503
  Accrued warranty liability                 10,866              23,620
  Notes payable - related parties            10,370              37,881
  Current portion of cptl lease oblgtns       2,650              12,886
  Current portion of long term note             665               2,756
                                         -----------         ------------

    Total current liabilities               270,770             144,035


Long term debt:

   Capital lease obligations                  5,666                   -
   Long term note pybl - related party    1,341,376             564,254
                                         -----------         ------------

    Total long term debt                  1,347,042             564,254



Shareholders' equity:
  Common stock, $.0001 par value;
  Unlimited  shares authorized, issued
  and outstanding 22,579,380 shares,
  issued and outstanding 14,590,760 on
  February 29, 1996.                          2,257               1,459

  Additional paid in capital              8,175,142           5,723,983
  Accumulated deficit                    (5,277,386)         (4,432,639)
                                         -----------         ------------

    Total shareholder's equity            2,900,013           1,292,803



TOTAL LIABILITIES
 AND SHAREHOLDERS' EQUITY                 4,517,825           2,001,092
                                         -----------         ------------


              See accompanying notes to financial statements.

                  American Digital Communications, Inc.
                       Statements of Operations
                             (UNAUDITED)


                               Nine Months Ended           Three Months Ended
                                    Nov. 30,                     Nov. 30,
                                1996       1995             1996        1995
                            ---------   --------         --------    --------

Revenue

  Equipment sales             506,312          -          169,242           -
  Interest income                   -          -                -           -
                            ---------   --------         --------    --------
    Total revenue             506,312          -          169,242           -


Costs and expenses:

  General and admin.          525,422    446,229          171,113     141,339
  Cost of equip. sales        582,713          -          197,893           -
  Depreciation                 37,816     47,460           13,122      15,820
  Consulting fee / retainer    20,000          -                -           -
                            ---------   --------         --------    --------
   Total costs and exp.     1,165,951    493,689          382,128     157,159

Net Loss:                    (659,639)  (493,689)        (212,886)   (157,159)

Net loss per share
  of common stock               (0.03)     (0.07)           (0.01)      (0.02)

Weighted average number
  of common shares
  outstanding              16,371,652  7,345,645       17,763,655   7,452,998




             See accompanying notes to financial statements.

                 American Digital Communications, Inc.
                       Statements of Cash Flows
                             (UNAUDITED)


Increase (Decrease) in Cash                       Three Months Ended Nov. 30,
                                                      1996             1995
                                                  ---------        ---------
Net cash used in operations

  Net loss                                        (212,886)        (157,159)
  Adjustments to reconcile net loss
    to cash used in operating activities:

    Depreciation and amortization                   23,120           15,820
    Write off of deposits                                -                -

    Changes in:
      Accounts receivable                           24,715                -
      Inventory                                   (266,782)               -
      Other current assets                          15,133          (20,000)
      Accounts payable                             (22,615)         (39,060)
      Accrued payroll and payroll taxes                  -           (6,073)
      Other accrued liabilities                    (57,596)          (4,748)
                                                  ---------         --------
Net cash used in operating activities             (496,911)        (211,220)

Cash flows from investing activities:

  Purchase of equipment  / licenses                (63,909)               -
  Deposits - payments / refunds                          -           38,672
  Borrowings from related party                    535,298           60,000
  Payments to related parties                       (9,500)               -
  Deposits received / waived                             -          (10,000)
                                                  ----------       ---------
Net cash provided by (used in)
  investing activities                             461,889          (11,328)

Cash flows from financing activities:

  Proceeds from sale of common stock, net           47,800          258,000
  Payments of capital lease obligations              2,000            2,655
  Payments of note payable                             423              245
                                                  ---------        ---------
Net cash provided by financing activities           50,223          260,900


Increase (decrease) in cash                         15,201           38,352
                                                  ---------        ---------
Cash,  at beginning of period                       35,882              643
                                                  ---------        ---------
Cash, at end of period                              51,083           38,995
                                                  ---------        ---------

             See accompanying notes to financial statements.

                 American Digital Communications, Inc.

                     Notes To Financial Statements
                           November 30, 1996


Presentation

  The unaudited financial statements and related notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necesary for a fair presentation have been included. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the fiscal year ended February 29, 1996.


Business

  The Company which transitioned from developmental stage to a revenue-generating operational stage in January 1996, is engaged in the wireless telecommunications business in the United States, and intends to provide two-way dispatch communications in the 220 MHz frequency bandwidth while concurrently selling Midland 800 MHz LTR Radios. Sales during the quarter ended generated approximately $169,000 in revenue. The Company has entered into agreements to purchase and/or to manage licenses granted by the Federal Communications Commission (FCC) which are known in the industry as "special-ized mobile radio" or SMR bandwidths and at the end of the reporting period had actually constructed 23 licenses. Effective December 31, 1995, the Company became the exclusive licensee for distribution of Midland 800 MHz LTR Radio Products in the US. Effective November 8, 1996, the Company acquired exclusive license and distribution rights for the complete Midland Land Mobile Radio (LMR) product line for Mexico, South America, Pacific Rim, Australia, New Zealand, Thailand and other parts of Southeast Asia.


Due to Related Party

  A significant shareholder of the Company, loaned the Company $75,000 on March 15, 1994. This year, the Company signed a new note due in 1997. As of November 30, 1996 the outstanding balance on the 9% interest bearing note was approximately $10,370.

  In August 1996, the Company financed and constructed 13 additional "turn-key" communication systems through Securicor Ltd. The terms were $897,000, half in cash, half in common stock (1,150,000 shares at $0.39). The Company has an agreement with a third party which includes an option to acquire the Company's constructed 220 MHz installations for up to $200,000 per site ($4,600,000 - 23 systems potentially) plus $500 per radio loaded per respective site. However, there can be no assurance that the third party will exercise the option or that the projected selling price will be realized.

  Last year, the Company constructed its first 13 220 MHz communications systems and financed the systems for $1,047,900 through Ventel, Inc. In February 1996, the Company sold three of the financed, constructed systems and currently owes Ventel, Inc. $806,077 plus interest, a total of approxi-mately $951,000. The Company plans to retire this note from the proceeds of its eventual sale of the constructed 220 MHz systems.

  In May 1996, the Company executed the purchase option under the Management Agreement of three constructed licenses (Portland, Phoenix, and St. Louis). To date, the Company has 23 220 MHz communication systems. During the period, the Company exercised three additional options to purchase 220 MHz licenses through issuance of its common stock. The Company today owns six of the twenty-three constructed licenses and projects that additional license purchase options will be exercised during early 1997.

Item 2. Management's Discussion and Analysis or Plan of Operation.


  The Company is the exclusive licensee in the US for the next ten years for distribution of 800 MHz Midland LTR Radios. The Company will continue active LTR Radio sales efforts. This activity enabled the Company to become operational in January 1996, generating revenues between $50,000 and $75,000 per month.

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

  On October 1, 1996, the Company entered into a Letter of Intent to acquire international distribution rights for the Midland Land Mobile Radio (LMR) products from Midland International Limited, a wholly owned subsidiary of Simmonds Capital Limited (SCL). Under the terms of the agreement, the primary markets include most of Western Canada, Mexico, South America, The Pacific Rim, Australia and Southeast Asia. These operations will continue under a new name, American Digital Corporation (ADC, Canada), as a wholly-owned subsidiary of American Digital Communications, Inc. This transaction was consummated on November 8, 1996. As a part of the agreement, the Company can receive up to $1,000,000 in credit for the purpose of acquiring inventory. To date, the Company has signed one three year note for $535,298.

  The terms of the November 8, 1996 acquisition calls for the Company to acquire the distribution rights to the Midland LMR products for the indicated international markets with a combination of 1,750,000 shares of the Company's common stock which will be issued under Regulation S guidelines with 41 day holding period and 3,000,000 shares of Regulation S common stock with a 12 month holding period. The Company will also acquire approximately $1 million in inventory for which SCL has agreed to take back a three year interest bearing note. To date, the Company has committed to acquire approximately $535,000 worth of salable inventory.

  The Company is negotiating to acquire for cash, debt and stock, 100% of a wireless communications hardware distribution. The Company to be acquired is a major distributor of wireless communications products. In 1996, the company's proforma revenue and profit projections reflect good growth. Additionally, the company serves as a major repair depot for radio products. The Company views this acquisition as the flag-ship operation for its previously announced strategy to become a major Channel-To-Market, full operation for the wireless communications industry. The Company hopes to close this transaction in the first quarter of 1997, however, there can be no assurance that the Company will consummate this transaction.

  The Company intends to use its fully integrated wireless industry hardware distribution operations as the foundation for implementation of its Channel-To-Market strategy. The current operating plan calls for the Channel-To-Market strategy launch in 1997. Through acquisition within the wireless industry, the Company expects rapid expansion, and conspicuous growth. However, there is no assurance the Channel-To-Market strategy will roll-out as currently projected, or that the Company will achieve its current proforma objectives.

  The Company has a Letter of Intent and is in negotiations presently with Midland Europe Ltd. (MEL) which is 100% owned by Simmonds Capital Ltd. (SCL). The Company expects to negotiate a 6 month option to purchase the stock of MEL and concurrently grant a sub-license to MEL to distribute Midland LMR products in Australia, New Zealand and Thailand and other parts of Southeast Asia in exchange for a royalty based on total product sold by MEL. These distribituin rights are owned by the Company. However, there can be no assurance that the Company will be successful in its efforts.

  Finally, in the first quarter of 1997, the Company will reconstitute its Board of Directors and expand it to seven active members.



Liquidity and Capital Resources


  Cash on hand at quarter end was nominal in light of the Company's acquisition plan. During the quarter ended November 30, 1996, the Company raised $169,242 through sale of its Midland LTR products. The Company issued 207,826 shares of its common stock in exchange for cash of $47,800 pursuant to a Private Placement Memorandum (PPM). The Company also issued 1,750,000 shares in a Regulation S offering valued at $525,000 in exchange for the Midland LMR distribution rights for Western Canada and 3,000,000 shares in a Regulation S offering valued at $900,000 in exchange for the Midland LMR distribution rights for Australia, The Pacific Rim, Thailand and other parts of Southeast Asia.

  In May 1996 the Company executed the purchase options under the 220 MHz Management Agreements of three constructed licenses (Portland, Phoenix and St. Louis). In November, the Company exercised its option to purchase three additional licenses through issuance of 86,706 shares of its common stock. To date the Company has 23 220 MHz communication systems constructed and owns six licenses. At the earliest opportunity, the Company will strive to exercise its purchase options on the remaining 17 licenses currently under management agreements.

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

  During the quarter ended November 30, 1996, total assets increased 61%, from $2,809,903 to $4,517,825 and shareholders' equity increased 59% from $1,825,207 to $2,900,013. The ratio of current assets versus current liabilities is 2.3:1. Cash on hand at November 30, 1996 was $51,083.

  The Company incurred a loss of $212,886 during the quarter ended November 30, 1996. The activities during the fiscal quarter ended were mainly part of the sale of the Company's Midland LTR products and the preparation required to begin loading the Company's 23 constructed 220 MHz communication systems.

  It should also be noted, that the difference between 80% of the third quarters total revenue of $169,242 and cost of equipment sales of $197,893 is primarily a function of the assigned cost from the issuance of stock. Hence, the result of each sale is a positive cash flow with no accounts payable associated to the inventory sold.


CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE
             SECURITIES LITIGATION REFORM ACT OF 1995

               American Digital Communications, Inc.

  This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors which could cause actual results to differ materially from those indicated in such forward-looking statements. The most important factors that could cause actual results to differ from those expressed in the forward-looking statements include, but are not limited to the following:


  - The failure of the market for wireless communications systems to grow or to grow as quickly as the Company anticipates.
  -  The intensely competitive nature of the wireless communications industry.
  - The ability of the Company's distribution operation to evolve succesfully throughtout world markets.
     into world wide markets and sales strategies.
  -  The Company's reliance on sole source of supply for Midland products.
  - The risk of business interruption arising from the Company's dependence on a single manufacturer.
  -  The Company's ability to manage potential expansion of operations.
  -  The Company's ability to attract and retain key personnel.
  - The Company's ability to respond to rapid technological changes within the wireless communications industry.
  -  Changes in rules and regulations of the Federal Communications
     Commission.
  -  The Company's ability to protect its distribution rights.
  -  Changes in economic conditions affecting the Company's customers.

PART II.		Other Information


Item 6.		Exhibits and Reports on Form 8-K



Exhibits.   The following exhibits  are included as part of this report.



Exhibit    Document

EX-27      Financial Data Schedule

Form 8-K The Company filed a report on Form 8-K dated November 8, 1996, whereas the Comapny acquired certain distribution and license rights and up to $1,000,000 in salable inventory.



                              SIGNATURES

Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.






DATE:   JANUARY 15, 1997          BY:

                                     /s/ R. Gene Klawetter
                                         R. Gene Klawetter
                                         President / CEO / Director


DATE:   JANUARY 15, 1997          BY:

                                     /s/ Daniel M. Smith
                                         Daniel M. Smith
                                         Acting Chief Financial Officer,
                                         Controller, Chief Accounting Officer