Form 10QSB/A
period 1996-08-31
AMERICAN DIGITAL COMMUNICATIONS INC
filed 1997-03-04
CIK 819927

    As filed with Securities and Exchange Commission on March 04, 1997
==============================================================================

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                    AMENDMENT #1 TO FORM 10-QSB/A

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

               For the Quarter Ended August 31, 1996

                  Commission file number 0-28506


                AMERICAN DIGITAL COMMUNICATIONS, INC.
     (Exact name of small business issuer as specified in its charter)

              Wyoming                               13-3411167
     (State of Incorporation)                (I.R.S. Employer ID No.)

  5575 DTC Parkway, Suite 355
       Englewood, Colorado                            80111
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



Exhibit
Page
Number                    Document                            Page Number
-------                   --------                            -----------
EX-27                     FINANCIAL DATA SCHEDULE




                              SIGNATURES

Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.






DATE:   MARCH 04, 1997        BY:    /s/ R. Gene Klawetter


                                         R. Gene Klawetter
                                         President / CEO / Director




DATE:   MARCH 04, 1997        BY:    /s/ Daniel M. Smith


                                         Daniel M. Smith
                                         Acting Chief Financial Officer,
                                         Controller, Chief Accounting Officer