Form 10KSB
period 1997-02-28
AMERICAN DIGITAL COMMUNICATIONS INC
filed 1997-06-13
CIK 819927

As filed with the Securities and Exchange Commission on June 12, 1997


                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC.  20549

                               FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


For fiscal year ending February 28, 1997        Commission File No. 33-16343



                  AMERICAN DIGITAL COMMUNICATIONS, INC.
            (Exact name of registrant as specified in charter)


             Wyoming                                   13-3411167
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)



5575 DTC Parkway, Suite 355                          (303) 770-8283
Englewood, Colorado  80111              (Registrant's Telephone No. incl. area
(Address of Principal's Executive                          code)
         Offices)



Securities registered pursuant to
   Section 12(b) of the Act:                               None


Securities registered pursuant to
   Section 12(g) of the Act:                               None



   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:    Yes ( X ) No (   )

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or infor-mation statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ( x ).

   Based on the closing high bid price on May 9, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $3,780,389.

   On May 9, 1997, the number of shares outstanding of the registrant's Common Stock was 24,468,407.


           DOCUMENTS INCORPORATED BY REFERENCE:  None

Total number of pages, including cover page 43. Exhibit Index begins at page 16.



                             Part I
                             ------
     Item 1. Business.
     -----------------

     Certain matters discussed in this Annual Report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's goals The Company's actual results, performance, or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see Item 6 Management's Discussion and Analysis or Plan of Operations.


     Introduction.
     -------------

     American Digital Communications, Inc. ("American Digital", "ADC" or the "Company") is a corporation organized June 30, 1993 under the laws of the state of Wyoming. The Company's executive offices are located at 5575 DTC Parkway, Suite 355, Englewood, Colorado 80111, and its telephone number is
(303) 770-8283, fax (303) 770-8315 and web address www.adcm.com.


     American Digital Communications (ADC) is the successor to Mont Rouge Resources, Inc., a New York corporation organized on March 19, 1987. The company completed a small public offering in 1987 and in March of 1988 acquired American Fidelity Holding Corporation, a Delaware corporation, in a stock-for-stock exchange. The acquisition was rescinded in 1989, and the company was dormant until early 1993. Mont Rouge Resources redomiciled to the State of Wyoming on February 14, 1993 . At this point, management made the decision to enter the wireless communications business and became active in June, 1993.


     Overview of Current Business.
     -----------------------------

     The company's initial strategy was to acquire wireless communications 800 MHz analog licenses with the intent of eventually implementing an Enhanced Specialized Mobile Radio (ESMR) service. Even though the company completed agreements for approximately nine hundred 800 MHz channels, it was not successful in securing sufficient contiguous spectrum in any market. The reason was simple. During this time Nextel, OneComm, Dial-Call, Pittencrief and others were acquiring the 800 and 900 MHz licenses and beginning to implement 800 MHz analog to digital conversion strategies utilizing Motorola's ESMR technology (later called iDEN).


     Mr. Gene Klawetter joined the Company in March of 1994 as President (See
Part III, Item 9, Directors and Executive Officers of the Registrant). Given the shortage of 800 MHz licenses and the accelerated conversion of the 800 MHz spectrum to digital he decided to amicably dissolve ADC's pending agree-ments for tentatively acquiring these licenses, put the company in order and to pursue aggregation of 220 MHz licenses. Strategically ADC planned to implement the 220 MHz spectrum as an "off-load" platform for low cost analog dispatch users, users that were being squeezed out of the 800 MHz playing field as a result of the fast-paced digital conversion which was taking place. The strategy was subsequently proven to be excellent as the industry's need for alternative voice dispatch spectrum became paramount.



     220 MHz Operations.
     -------------------

     In 1991 the FCC had granted, through lottery, 3,300 licenses and 4 national licenses in the 220 MHz spectrum. An early lawsuit, however, brought by a disgruntled potential licensee froze any activity in the roll-out of the 220 industry. But by 1994 the lawsuit was settled and 220 was launched in early April. ADC proceeded to acquire 500+ channels of 220 MHz spectrum and concurrently pursued funding to build out the licenses.


     The funding, it turned out, was extremely difficult to find. Investment capital that was available to the wireless industry was finding its way to the highly visible 800 MHz-based digital mobile radio implementation. At the same time the FCC continued to change the construction deadlines for 220 by granting extensions, some as short as four months, a period of time so brief it discouraged many manufacturers from taking the risk to make enough equip-ment to satisfy the potential construction demand. Motorola, a significant player in any wireless market elected not to develop equipment for 220 MHz, an unheard of occurrence which caused the investment community to conclude, "if Motorola is not in 220, it must not be very good or very significant." This, among other factors, became major impediments to finding timely funding support for construction and operation of 220 MHz.


     As a result of the dynamics occurring throughout the wireless industry, 220 development was slow. To date, minimal national license build-out has occurred. It is estimated that less than 750 of the original 3,300 licenses have been built. The reason for this poor performance was lack of funding brought about by 1) construction deadline issues, 2) insufficient demand to generate product availability, 3) delay caused by the original lawsuit, 4) the spectrum auction process, 5) available funds diverted to other wireless activity, i.e. PCS, Digital Paging, IVDS, etc., and 6) a final set-in-stone construction deadline of 8/17/96. The Federal Government , as a result of item 6, will recapture a significant number of un-built licenses. In late summer or fall of 1997, the FCC will conduct 220 MHz spectrum auctions. This move will, in all probability, place a premium on the price of the new 220 MHz licenses awarded in the auction of which only a few large participants can take advantage.


     Nevertheless, the 220 MHz spectrum will be exploited and will eventually be successful... but only for a few larger aggregators who are emerging with the bulk of the existing licenses and who will have deep enough pockets to not only compete in the upcoming auctions but have sufficient capital to operate large networks.


     While ADC was unable to construct as many licenses as it had targeted during this time, the Company accomplished a great deal. Twenty three licenses for a total of 115 channels were constructed and are operational. ADC was able to establish a strategic relationship with Simmonds Capital Ltd. SCL is the parent organization of Simmonds Electronics (of Canada). Midland International, Helix, Simmonds Distribution, PowerTel and a principal in Intek Diversified Inc. Intek is a merger between Securicor Radiocoms Ltd. (a significant manufacturer of 220 MHz radio equipment), RoamerOne (a large 220 MHz aggregator), and Midland International Corp. (a distributor of wireless radio equipment in the US) and is the largest 220 MHz operator in the United States. SCL owns approximately 30% of ADC's stock and has been instrumental in ADC's success in building out the 23 systems. ADC has become operational and relatively sound financially, even though cash flow is not yet at an acceptable level.


     During the period beginning early 1994 until the present the company has grown asset value from $599K to today's asset value of $4.0 M. Of more significance the shareholder's equity, during the same period, went from $119K to $2.2 M.


     In simple words, ADC did a good job of focusing on an industry that hasn't gotten off the ground...an industry that made it very difficult for a smaller player to survive. ADC, therefore, will no longer pursue the acquisi-tion of, or build-out of enough licenses to be a relevant factor in the industry. The reasons have become obvious:


      1) There are no more licenses available as a result of the 8/15/96 construction deadline.

      2) Licenses made available in the 1997 auction will be extremely expensive.

      3) Loading of ADC's existing sites will take 2 to 3 years and, at the end of that time, the maximum realizable yearly revenue with systems fully subscribed is approximately $12,000,000.

      4) As a company, ADC desires growth faster than is currently possible in 220 with the limited availability of resources necessary to achieve it.



     Having said this, it should be noted that the Company has been contacted by a number of individual 220 MHz system owners and "other" 220 groups, i.e. 220 Limited Liability Companies (LLC) partnerships. These various entities are seeking someone to manage or acquire their systems. A number of industry factors are driving the current owners uncertainty, etc. It is possible that the Company could take advantage, particularly in a financial sense, of certain opportunities and will continue to entertain them on an individual basis. Any continuing involvement by the Company in 220 will be based solely on benefit accruing to the Company. There can be no assurance, however that the Company will enter into any additional 220 MHz transactions.



     Current Activities.
     -------------------

     On April 15, 1997, the Company and Intek Diversified Corporation (Intek) of Torrance, California reached an agreement and entered into a letter of intent by which Intek will acquire ADC's 22 constructed 220 MHz systems.


     Under the terms of the contract, Intek will pay ADC $75,000 at closing. Part of the purchase price will be paid by returning to the Company 1,150,000 shares of ADC common which was issued in August, 1996 at $0.39 per share as partial payment to finance the acquisition of Securicor transmitter equipment. Additionally, ADC will receive 2.6 million shares of Ventel, Ltd. stock currently held by Intek at $0.11 per share or $286,000. The total value of this transaction, as stated in the Agreement, is approximately
$3.7 million.



                   Transaction                                      Amount
                   -----------                                      ------
      Gross sale at $168K per system paid as follows:

          Cash                                                       75,000
          1,150,000 shares ADC @ $0.39 per share                    448,500
          2,600,000 shares Ventel @ $0.11 per share                 286,000
          759,473 shares Intek (IDC) @ $3.80 per share            2,886,500
                                                                  ---------

      Total value as stated in the agreement:                     3,696,000
                                                                  =========



     As noted, Intek will issue stock for payment of the net balance based upon a share price of $3.80. At the time of actual closing, the share price could be less than the $3.80 strike price.


     The Company will possibly attempt to settle the 3 year, 8% inventory note which was negotiated with Simmonds Communications Ltd. (SCL) in November 1996. However there can be no assurance of this until done. The Company will strive to settle debt with Intek stock. The Company will net a significant number of Intek shares which can be leveraged for cash as needed.


     The Company, which transitioned from developmental stage to a revenue-generating operational stage in January 1996 and continuing into 1997, has been engaged in several aspects of the wireless telecommunications business in the United States. Based on the preceding rationale the Company's strategic direction will materially change. Concurrently, ADC is actively attempting to deploy all of its remaining assets in a manner which assures the company of an ongoing revenue stream, either in the form of royalty payments or pay-ments based on a predetermined sale price of its Midland distribution rights.

                                                                  Original
                                                                    Book
                Asset                     Disposition               Value
                -----                     -----------             --------
  Option to purchase Midland Europe     Currently under
      Limited (MEL)                      consideration               N/A

  Exclusive US marketing rights to
      Midland 800 MHz LTR land mobile    For sale or
      radios                              Sub-licensed             $360,000

  Exclusive Midland  LMR marketing            ADC
      rights to Mexico and South          evaluating
      America                               offers                 $315,000

  Exclusive Midland LMR marketing          Actually
      rights for  Pacific Rim,           sub-licensed,
      Australia, New Zealand,             evaluating
      Thailand and Southeast Asia           options                $315,000

  Exclusive Midland LMR marketing
      rights to certain western           Territory
      Canadian provinces                 sub-licensed              $367,500




     The Midland marketing rights will be sub-licensed or sold on a negotiat-ed basis with either 3 or 5 year payouts. In the transaction currently under negotiation the structure involves a cash down payment with ownership retain-ed by ADC and a royalty paid by the purchasing party to ADC for a fixed term. The purchaser will have an option to buy at the end of that term with the royalty payments applied to and deducted from the principal. At the end of the term the amortized book value will be such that the sale is favorable to ADC. While it is expected that the disposition of the above assets will go according to plan and be favorable to the Company, there can be no assurance that such will be the case.



     Plan of Operations.
     -------------------

     Upon completion of the 220 MHz liquidation and full deployment of the remaining assets, the Company's profile will include reduction of shares outstanding by 1.150 M, the Company will hold as much as 2.6 million shares of Ventel stock and, after satisfying the Ventel debt, will hold over 500K shares of Intek stock. Further, the company will have all of its assets deployed under some form of revenue agreement with the revenue applied against a predetermined purchase price. With the completion of the asset deployment the Company will have, ostensibly, fully disengaged from the radio business.


     The Company entered the wholesale radio business as an adjunct to that of operating and providing radio dispatch services. With the decision to exit the 220 MHz market it also followed to somewhat modify ADC's original strategy for the land mobile radio product distribution business. After care-ful consideration ADC made the decision to sublicense territories and deploy certain assets in order to more aggressively pursue other opportunities. The decision is based on the following:


      1) The 800 and 900 MHz spectrum has, for all intents and purposes, been converted to digital and/or PCS-like services.

      2) The 450 MHz spectrum in the U.S. will continue to be used by low-cost operators, and paging hardware sales volume projections don't justify the Company's participation. 450 MHz trunking is not a viable option since it involves many of the investment challenges presented by 220 MHz.

      3) Acceptance of on-going gross margins in the highly competitive LMR radio business is difficult.

      4) Start-up costs (inventory and parts) will require substantial investment.

      5) Lead time to new technology from the radio manufacturer (8 months) is not consistent with the Company's needs.


     The decision is also consistent with the Company's near-term objectives of employing assets in such a way as to realize immediate operating results by generating 1) short-term cash and 2) ongoing revenue streams.


     Concurrently ADC will look to acquire an existing operating company using assets realized from the sale of the constructed 220 systems. While the Intek stock has a twelve-month hold the Company would expect to leverage the stock to accomplish the acquisition. ADC has been and continues to look at possible acquisition alternatives on the basis of:


      1)  ADC's ability to offer a valuable management team (See bios in Part
            III).

      2) As a public company ADC affords a vehicle of opportunity to compan-ies interested in long-term liquidity.

      3) ADC provides a significant tax loss carry-forward that could be used to favorably affect future profits of an operating company.

      4)  A comparatively strong balance sheet.


     The Company feels confident it will be able to find a fit based on what it has to offer and what potential candidates are seeking. ADC, within two months of the completion of the aforementioned activities, intends to identify and begin the due-diligence process with a high technology related company which has been and will continue to be profitable and which has a history of and potential for future growth. As of this date ADC has looked at companies in voice processing, software development, wireless access to the Internet and other Internet-related activities.


     The acquisition of an operating company with cash flow is uppermost in ADC's plan to improve shareholder value.



     Employees.
     ----------

     The Company had in its employ as of February 28, 1997, five full-time salaried employees.



     Item 2. Description of Property.
     --------------------------------

     The Company leases from unaffiliated parties approximately 5,000 square feet of office space in the Denver Tech Center of Englewood, just south of Denver. Management believes that these facilities will be sufficient for the Company's corporate headquarters for the foreseeable future and the cost is less than that of the Company's previous location.



     Item 3. Legal Proceedings.
     --------------------------

     The Company is not a party to any pending or threatened litigation.



     Item 4.  Submission of Matters to a Vote of Security Holders.
     -------------------------------------------------------------

     No meeting of shareholders was held during the fiscal year ended February 28, 1997.


                             Part II

     Item 5.  Market for Registrant's Common Equity and Related Stockholder
                Matters.
     ----------------------------------------------------------------------

     The Company's common stock trades in the over-the-counter market and is quoted (symbol ADCM) on the OTC Electronic Bulletin Board operated by the National Association of Securities Dealers, Inc. The table below sets forth the high and low bid quotations for the common stock for the fiscal years ended February 28, 1997 and February 29, 1996.


                            Fiscal Year Ended              Fiscal Year Ended
                                2/28/97                          2/29/96
                            -----------------              -----------------
                            High          Low              High          Low
                            ----          ---              ----          ---
First Quarter               1             1/2              1            5/16

Second Quarter               19/32       5/16              2  1/8     1

Third Quarter                15/32        1/4                 29/32     7/16

Fourth Quarter               19/64       9/64              1  1/16      7/16




     These quotations reflect only inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.



     Shareholders.
     -------------

     On April 30, 1997, the Company had 178 shareholders of record. The Company believes it has approximately 400 shareholders including holders whose securities are held in street name or nominee accounts.



     Dividends.
     ----------

     The Company has never paid a cash dividend on its common stock and does not expect to pay one in the foreseeable future. Payment of dividends in the future will depend on the Company's earnings and its cash requirements at that time.



     Item 6. Management's Discussion and Analysis or Plan of Operation.
     ------------------------------------------------------------------

     Financial Condition.
     --------------------

     During fiscal year 1997, the Company continued as a revenue-generating operation and experienced total revenue from sales of $596,507. The Company expects this to change radically as it sheds its current assets as discussed earlier. It is anticipated that this will be of relatively short duration with substantially greater revenues realized from the acquisition of an operating company. While the Company believes this to be the direction it will take there can be no assurances it will happen as planned.



     During the year ended February 28, 1997, total assets increased 101%, from $2,001,092 to $4,014,745 and shareholders equity increased 69%, from $1,292,803 to $2,178,389. More critical for the Company is that current assets against current liabilities is 2.1 times as compared to a year earlier where current assets against current liabilities was 5.5 times. Cash on hand decreased during the year ended from $115,312 to $31,701. The Company had accumulated a deficit of $5,665,041 compared to a year earlier of $4,432,639.


     Results of Operations.
     ----------------------

     The Company's fiscal year end 1997 revenue was $596,507 against expenses of $1,828,909. The $1,232,402 net loss was diverse and primarily preparatory to operations that began in January 1996. These activities include signing letters of intent, the purchase of 800 MHz LTR inventory and the right to do business world wide, purchase agreements to acquire wireless systems, enter-ing into agreements for the management, build out and operation of wireless licenses, and obtaining financing for all activities.


     Liquidity and Capital Resources.
     --------------------------------

     Cash on-hand on February 28, 1997 decreased over the previous year, but was nominal in light of the Company's acquisition plan. During the fiscal year ended February 28, 1997, the Company issued 2,990,922 shares of its common stock in exchange for cash of $573,994. During the year, 4,750,000 restricted common shares were issued for distribution rights valued at $997,500. The company also issued 1,150,000 restricted common shares in exchange for 50% of the purchase of 13 "turn-key" 220 MHz communication systems valued at $448,500 and 331,942 shares in exchange for the payment / purchase of 220 MHz licenses valued at $62,994.



     Inflation.
     ----------

     The Company believes that inflation affects the Company's business to no greater extent than the general economy.


     Recent Authoritative Pronouncements.
     ------------------------------------

     In February 1997, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" was issued and is effective for periods ending after December 15, 1997. Earlier application is not permitted. This statement is not expected to have a material effect on the Company's reported per share.



     Item 7.  Financial Statements and Supplementary Data.
     -----------------------------------------------------

     The financial statements of the Company as of February 28, 1997 and 1996, and for each of the years in the two-year period ended February 28, 1997 and 1996, are included as part of this report beginning on page F-1 hereof. An index to the financial statements appears at page 18.



     Item 8.  Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure.
     ------------------------------------------------------------------------

     In April of 1995, the Company engaged Causey Demgen & Moore Inc. to serve as the Company's independent accountants, replacing BDO Seidman, who had reported on the Company's financial statements for the fiscal years ending February 28, 1994 and 1993. The Company has engaged the accounting firm of Causey Demgen & Moore Inc. to report on the fiscal years ending February 28, 1997 and February 29, 1996, as included in this annual report. There were no reportable disagreements on matters of accounting principles, practices, financial statement disclosures, auditing scope or procedures with BDO Seidman in connection with that firm's audit of the fiscal years ended February 28, 1994 or 1993 or through the date of this annual report.


     The report of Causey, Demgen & Moore, Inc. contains no adverse opinion or disclaimer of opinion, nor was qualified or modified as to uncertainty of audit scope or accounting principles.



                            Part III
                            --------

     Item 9.  Directors and Executive Officers of the Registrant.
     ------------------------------------------------------------

     During the fiscal year in audit, the Company appointed Kenneth Adelberg of Philadelphia and Ian McDonald, Tri-Capital Management, Toronto, to its Board. The Company expects to make three additional appointment's to complete its seven member board and to appoint one of the members as its new Chairman. Mr. Klawetter will continue as a Director, President and CEO of the Company.


     The present director and executive officer of the Company, their age, positions held in the Company and duration as such, are listed below. Each director will serve until the next annual meeting of shareholders, or until his respective successor has been elected and duly qualified. Directors serve one-year terms. Officers hold office at the pleasure of the Board of Directors, absent any employment agreement.



          Name                Age       Position Held and Tenure
          ----                ---       ------------------------

  R. Gene Klawetter           59        Chairman of the Board, Director
                                        Chief Executive Officer, President
                                        (since March 15, 1994)

  Kenneth Adelberg            50        Director, Board member
                                        (Since April 1, 1996)

  Ian McDonald                41        Director, Board member
                                        (Since April 1, 1996)

  Daniel M. Smith             33        Acting Chief Financial Officer ,
                                        Chief Accounting Officer, Controller
                                        (since March 29, 1994)



     The following is a brief account of the business experience during at least the past five years of each director and executive officer, indicating the principal occupation and employment during that period, and the name and principal business of the organization in which such occupation and employ-ment were carried out.


     R. Gene Klawetter
     -----------------

     Mr. Klawetter brings a decade of professional wireless communications experience and growth to ADC. He was previously President and CEO of Millicom Radio Telephone Company, Inc., a 900 MHz provider in 5 states. Mr. Klawetter has extensive experience in working with the FCC in the areas of licensing and legal interface. He has successfully negotiated contracts, management agreements, option, lease and purchase agreements which gave him the adminis-trative expertise necessary to manage a SMR operation. Subsequent to the decision of Millicom's parent company to exit the SMR industry, Mr. Klawetter successfully liquidated approximately $5 million in assets on behalf of Millicom. Mr. Klawetter's extensive experience in the computer, communica-tions and information systems environment has given him the executive skills necessary to successfully implement the strategies of ADC.


     Mr. Klawetter is formerly the President and Chief Operating Officer of Pinetree Computer Systems, a company he helped take public in 1984 (OTC) and was National Sales Manager of NBI, Inc., of Boulder, Colorado when NBI, Inc. went public in 1979 (NASDAQ). As a result, Mr. Klawetter's public market and financial management experience will serve ADC well.


     Mr. Klawetter attended Blinn College, TCU and Pace University in New York. Also, during his 9 year career with Xerox, he attended case study school at Exeter Academy in New Hampshire, which was taught by Harvard Business School Professors.


     Kenneth Adelberg
     ----------------

     Kenneth Adelberg, BS (Biophysics), BS (Psychology), and MBA, is the President, CEO of HiFi House Group of Companies, Founding Shareholder / Director of Republic Bank, and Founding Shareholder / Director of U.S. Watts. Mr. Adelberg has extensive experience in the electronics distribution busi-ness and the financing of entrepreneurial growth activities.



     Ian McDonald
     ------------

     Ian McDonald, BS (Economics), MBA (Marketing) and C.A., is the Managing Director of Tri-Capital Management Limited, a Toronto based private Merchant Bank since 1989. Mr. McDonald has extensive experience in strategic planning, consulting, mergers/acquisitions, recapitalization, and financing of growth businesses.



     Former Officers and Directors.

     John D. Brasher, Jr.
     --------------------

     Mr. Brasher served as a director of the Company until December 1995 and was Secretary of the Company until January 1997. Mr. Brasher is still legal counsel to the Company. Mr. Brasher is an attorney engaged since February 1988, in the practice of law in Denver, Colorado, concentrating in the fields of corporate and securities law. From February 1987 to February 1988 he practiced law with the firm of Pred and Miller, Denver, Colorado, concentra-ting in corporate and securities law. Mr. Brasher holds a BA degree in English and a law degree, both awarded by Louisiana State University.



     Significant Employees.

     Other than the Company's executive officers listed above, the following persons also are expected to have a significant role in the Company's growth and development.


     Daniel M. Smith
     ---------------

     Mr. Smith has a demonstrated history of management in corporate opera-tions, commercial banking, cost accounting standards, and standard asset management. Previously, as controller with Millicom Radio Telephone Company, Inc. of Dallas, and the Accounting Manager for the Resolution Trust Corpora-tion (RTC). Mr. Smith is highly regarded for his ability in the areas of SMR financial statement development and cost analysis with regard to the SMR communications and banking industries.


     Further, Mr. Smith helped manage the receivership and was responsible for the final disposition and RTC legal settlement of 120 failed savings and loans in the Texas area. Additional experience includes his experience inter-nationally working for Texas Instruments with budget development, business case proforma proposals and forecast models.


     Mr. Smith graduated from the University of Akron, Ohio with a BS in Accounting.



     George E. Sullivan
     ------------------

     Mr. Sullivan, who serves as manager of contract administration, retired from the IBM Corporation in 1993 after twenty years in sales and marketing. For the last 15 (fifteen) years Mr. Sullivan successfully led a sales and technical team representing IBM to all of the major holding company banks in Colorado and to two major credit card processing firms. The banking team was responsible for generating more than $30M in net revenue and managed yearly revenues of approximately $10M. Mr. Sullivan has a strong background in solving business problems with computers and communications technology. His strong organizational and management skills and analytical capabilities are particularly applicable to managing the contracts and procedures associated with building and operating 220 MHz systems.


     Upon retiring from IBM, Mr. Sullivan joined Wavelink Corporation, a start-up company involved in the development of a proprietary digital video compression technology. He developed a business lan for the company and ran Wavelink's office operation before leaving to join American Digital Communica-tions, Inc.


     Mr. Sullivan graduated from the University of Texas at El Paso with a BS in Electrical Engineering.



     Item 10. Executive Compensation.
     ---------------------------------

     The following table sets forth information regarding compensation paid to the Company's Chief Executive Officer and board members during the last two fiscal years. The CEO's total annual salary and bonus did not exceed $100,000, nor did that of any other board member.



                   Summary Compensation Table
                   --------------------------
                                                      Securities   All Other
      Name                              Other Annual  Underlying  Compensation
and Principal   Year  Salary($)  Bonus  Compensation    Options   ($) (2) (3)
     Positio                               ($) (1)        ($)
-------------   ----  --------   -----  ------------  ----------  ------------

R. Gene
Klawetter,CEO,
Chairman,       1996  $80,000   $4,000       -             -        $50,000
President       1997  $80,000   $9,000       -             -            -


    (1) Certain of the Company's executive officers receive personal benefits in addition to salary and cash bonuses. The aggregate amount of the personal benefits, however, does not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus reported for the named officers.

    (2) These amounts were paid on behalf of the listed executive officers for life insurance benefits.

    (3) 100,000 shares of common stock was awarded to Mr. Klawetter.



           Options Granted During The Last Fiscal Year
                        Individual Grants
           --------------------------------------------


                 Number of       % of Total
                 Securities       Options
    Name         Underlying      Granted to      Excercise or
and Principal     Options       Employees in      Base Price      Expiration
  Position        Granted        Fiscal Year       ($/Share)         Date
-------------    ----------     ------------     ------------     -----------

R. Gene
Klawetter, CEO    500,000          22%              $0.425        Jan. 2000
President         750,000          33%              $0.35         Jan. 2000


Kenneth
Adelberg          250,000          11%              $0.10         Apr. 2000


Ian McDonald      250,000          11%              $0.10         Apr. 2000





              Option Exercises  In Last Fiscal Year
                and Fiscal year-end Option Values
              -------------------------------------
                                              Number of
                                             Securities          $ Value of
                                             Underlying         Unexercised
                                             Unexercised        In-the-Money
                                              Options at         Options at
               No. of Shares        $           FY End             FY End
                Acquired on      Value       Exercisable /      Exercisable /
  Name           Exercise      Realized      Unexercisable      Unexercisable
-------------  -------------   --------     --------------      -------------

R. Gene
Klawetter           -               -      1,250,000 / None      $Nil / $Nil

Kenneth
Adelberg            -               -        250,000 / None      $Nil / $Nil

Ian
McDonald            -               -        250,000 / None      $Nil / $Nil



     The Company has no stock appreciation rights (SAR) plan in place and has not awarded SAR's to any person. The Company has no long-term incentive plans, as that term is defined in the rules and regulations of the Securities and Exchange Commission.



     1993 Employee Stock Compensation Plan.
     ---------------------------------------

     The Company has adopted an Employee Stock Compensation Plan for employees, officers, directors of the Company and advisors to the Company (the "ESC Plan"). The Company has reserved a maximum of 2,000,000 Common Shares to be issued upon the grant of awards under the ESC Plan. Employees will recognize taxable income upon the grant of Common Stock equal to the fair market value of the Common Stock on the date of the grant and the Company will recognize a compensation deduction at such time. The ESC Plan will be administered by the Board of Directors. No stock has been granted under the ESC Plan at February 28, 1997. This plan was registered under the Securities Act in July, 1996.



     1993 Incentive Stock Option Plan.
     ---------------------------------

     The Company has adopted an Incentive Stock Option Plan for key employees (the "ISO Plan"). The Company has reserved a maximum of 2,000,000 Common Shares to be issued upon the exercise of options granted under the ISO Plan. The ISO Plan is intended to qualify as an "incentive stock option" plan under
Section 422 of the Internal Revenue Code of 1986, as amended. Accordingly, options will be granted under the ISO Plan at exercise prices at least equal to the fair market value per share of the Common Stock on the respective dates of grant and will be subject to the limitations provided by the Code. However, options may be granted to employees who own more than 10% of the outstanding shares of the Company of all classes or any parent or subsidiary thereof (a "Significant Shareholder") only at an option price which on the date granted is at least 110% of the fair market value of the Common Stock. With respect to options granted pursuant to Section 422, employees will not recognize taxable income upon either the grant or exercise of such options. The Company will not be entitled to any compensation deduction with respect to such options unless disqualifying dispositions, as defined by such law, are made. The ISO Plan will be administered by the Board of Directors or a committee of directors. No options are outstanding under the ISO Plan.



     1993 Non-Statutory Stock Option Plan.
     -------------------------------------

     The Company has adopted a Non-Statutory Stock Option Plan for officers, key employees, potential key employees, non-employee directors and advisors (the "NSO Plan"). The Company has reserved a maximum of 2,000,000 Common Shares to be issued upon the exercise of options granted under the NSO Plan. The NSO Plan will not qualify as an "incentive stock option" plan under
Section 422A of the Internal Revenue Code of 1986, as amended. Options will be granted under the NSO Plan at exercise prices to be determined by the Board of Directors or other NSO Plan administrator. With respect to options granted pursuant to the NSO Plan, optionees will not recognize taxable income upon the grant of options, but will realize income (or capital loss) at the time the options are exercised to purchase Common Stock. The amount of income will be equal to the difference between the exercise price and the fair market value of the Common Stock on the date of exercise. The Company will be entitled to a compensating deduction in an amount equal to the taxable income realized by an optionee as a result of exercising the option. The NSO Plan will be administered by the Board of Directors or a committee of directors. No options were outstanding effective February 28, 1997 under the NSO Plan.



     1993 Compensatory Stock Option Plan.
     ------------------------------------

     The Company has adopted a Compensatory Stock Option Plan for officers, key employees, potential key employees, non-employee directors and advisors (the "CSO Plan"). The Company has reserved a maximum of 4,000,000 Common Shares to be issued upon the exercise of options granted under the CSO Plan. The CSO Plan will not qualify as an "incentive stock option" plan under
Section 422A of the Internal Revenue Code of 1986, as amended. Options will be granted under the CSO Plan at exercise prices to be determined by the Board of Directors or other CSO Plan administrator. With respect to options granted pursuant to the CSO Plan, optionees will not recognize taxable income upon the grant of options, but will realize income (or capital loss) at the time the options are exercised to purchase Common Stock. The amount of income will be equal to the difference between the exercise price and the fair market value of the Common Stock on the date of exercise. The Company will be entitled to a compensating deduction in an amount equal to the taxable income realized by an optionee as a result of exercising the option. The CSO Plan will be administered by the Board of Directors or a committee of directors. The options aggregate as of February 28, 1997 under the CSO plan is 2,985,000.



     Item 11.  Security Ownership of Certain Beneficial Owners and Management.
     -------------------------------------------------------------------------

     The following table sets forth the names of persons who own of record, or were known by the Company to own beneficially, more than five percent of its issued and outstanding common stock, and the beneficial ownership of stock as of February 28, 1997 date by officers and directors of the Company and all officers and directors as a group. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power of such shares. No person listed below has any option, warrant or other rights to acquire additional securities of the Company, except as may be otherwise noted.



  Title Of           Name and Address          Common Stock           Percent
   Class           Of Beneficial Owners     Beneficially Owned       Of Class
  --------         --------------------     ------------------       --------

Common Stock,       R. Gene Klawetter
   $.0001           343 Harrison St.
     Par            Denver, CO  80209           1,250,000      (1)     4.9%

Common Stock,       Kenneth Adelberg
   $.0001           1001 Sussex Blvd.
     Par            Broomall, PA 19008            352,000      (2)     1.4%

Common Stock,       Ian McDonald
   $.0001           36 Toronto St., #850
     Par            Toronto, Ontario,
                    Canada  M5C 2C5               250,000      (3)     1.0%

Common Stock,       Midland Intrntl, Corp.
   $.0001           1690 North Topping Ave.
     Par            Kansas City, MO 64120       4,230,906             17.9%

Common Stock,       Simmonds Communication Ltd.
   $.0001           5255 Yonge St., Suite 1050
     Par            Willowdale, Ontario,
                    Canada M2N 6P4              3,285,714             13.9%

Common Stock,       SCL  Western
   $.0001
     Par                                        1,750,000              7.4%

Common Stock,       Ventel, Inc.
   $.0001           999 West Hastings St.
     Par            Suite 900
                    Vancouver BC V60 2W2        1,500,000              6.3%

Common Stock,       Seiler GmbH
   $.0001           Bahnhofstrasse 15
     Par            D-8190 Wolfratshajen,
                    Austria                     1,200,000              5.1%


                *All directors and officers     1,852,000              7.0%


     (1) This item includes the granted but not exercised option of 500,000 at $0.35 and 750,000 at $0.425.

     (2) This item includes the granted but not exercised option of 250,000 at $0.10.

     (3) This item includes the granted but not exercised option of 250,000 at $0.10.



     Item 12.  Certain Relationship and Related Transactions.
     --------------------------------------------------------

     Henri Hornby, the a shareholder of the Company, loaned the Company $75,000 on March 15, 1994. The Company signed a new note due April 30, 1997. As of February 28, 1997 the balance due on Mr. Hornby's 9% interest bearing note was approximately $10,000.


     During the year ended February 28, 1997, the Company purchased approxi-mately $535,000 of inventory from a related party with a three year eight percent (8%) promissory note.


          (Remainder of page left intentionally blank)






                            Part IV
                            -------

     Item 13.  Exhibits and Reports on Form 8-K.
     -------------------------------------------

     (a) Exhibits. The following exhibits marked with an asterisk (*) are included as part of this report. Other exhibits, marked (*), have previously been filed with the Securities and Exchange Commission and are incorporated by reference to another registration statement, report or form. References to the "Company" in this Exhibit Index mean AMERICAN DIGITAL COMMUNICATIONS, INC., a Wyoming corporation.


Exhibit
 Page                                                                 Page
  No.                       Document                                   No.
-------                     --------                                  -----

2         Plan of Acquisition, Reorganization, Arrangement,
            Liquidation or Succession...............................
          ----------------------------------------------------------

2.01      Articles of Merger as filed with the New York Department
            of State on February 11, 1994 (incorporated by reference
            to Exhibit 2.1 to report on Form 8-K dated February 14,
            1994)...................................................    *

2.02      Articles of Merger as filed with the Wyoming Secretary of
            State on February 14, 1994..(incorporated by reference
            to Exhibit 2.2 to report on Form 8-K dated February 14,
            1994)...................................................    *

2.03      Agreement and Plan of Merger dated July 1, 1993 between
            the Company and Mont Rouge Resources, Inc. (incorporated
            as Exhibit A to Exhibit 2.2 above)......................    *


3         Articles and Bylaws.......................................
          ----------------------------------------------------------

3.01      Articles of Incorporation of Mont Rouge Resources, Inc.
            as filed with the New York Department of State on
            March 19, 1987 (incorporated by reference to Exhibit
            3.1 to registration statement on Form S-1, File No.
            33-16343)...............................................    *

3.02      Articles of Incorporation of the Company, as filed with
            the Wyoming Secretary of State on June 30, 1993
            (incorporated by reference to Exhibit 3.1 to report on
            Form 8-K dated July 14, 1993)...........................    *

3.03      Bylaws of the Company (incorporated by reference to Exhibit
            3.2 to report on Form 8-K dated July 14, 1993...........    *


4         Instruments Establishing Rights of Security Holders.......
          ----------------------------------------------------------

4.01      Specimen Stock Certificate of the Company (incorporated
            by reference to Exhibit 4.1 to report on Form 8-K dated
            July 14, 1993...........................................    *


10        Material Contracts........................................
          ----------------------------------------------------------

10.01     1993 Incentive Stock Option Plan of the Company dated July
            15, 1993 (incorporated by reference to Exhibit 10.1 to
            report on Form 8-K dated July 14, 1993).................    *

10.02     1993 Non-Statutory Stock Option Plan of the Company dated
            July 15, 1993 (incorporated by reference to Exhibit 10.2
            to report in Form 8-K dated July 14, 1993)..............    *

10.03     1993 Employee Stock Compensation Plan of the Company dated
            July 15, 1993 (incorporated by reference to Exhibit 10.3
            to report on Form 8-K dated July 14, 1993)..............    *

10.04     1993 Employee Stock Compensation Plan of the Company dated
            November 5, 1993 (incorporated by reference to Exhibit
            10.4 to report on Form 8-K dated February 14, 1994).....    *

10.05     Letter of Intent dated March 22, 1994 between SEA, Inc.,
            Narrowband Network Systems (NNS), and the Company.......    *

10.06     Asset Purchase Agreement dated January 11, 1994 between
            Nevada Communications Equipment Company, Inc. and the
            Company.................................................    *

10.07     Agreement Not To Compete among Nevada Communications
            Equipment Company, Inc., Dale Krotke, individually,
            and the Company (filed as Exhibit E to the Asset Purchase
            Agreement Exhibit 10.6 above)...........................    *

10.08     Consulting Agreement between Dale Krotke and the Company
            (filed as Exhibit F to the Asset Purchase Agreement
            Exhibit 10.6 above).....................................    *

10.09     Asset Purchase Agreement dated March 18, 1994 between
            Columbia Communications, Inc. and the Company...........    *

10.10     Agreement Not To Compete among Columbia Communications,
            Inc., R.F. Hill, and the Company (filed as Exhibit A
            to the Asset Purchase Agreement Exhibit 10.8 above).....    *

10.11     Agreement Not To Compete between R.F. Hill and the Company
            (filed as Exhibit B to the Asset Purchase Agreement
            Exhibit 10.8 above).....................................    *

10.12     Consulting Agreement between R.F. Hill and the Company
            filed as Exhibit C to the Asset Purchase Agreement
            Exhibit 10.8 above).....................................    *

10.13     Asset Purchase Agreement dated November 30, 1993, between
            Donley Communications, Inc., Douglas Donley DBA Donley
            Communications, Inc. and the Company....................    *

10.14     Agreement Not To Compete among Donley Communications,
            Inc., Douglas Donley, individually, as sole proprietor,
            and the Company (filed as Schedule 4.01(f) to the Asset
            Purchase Agreement Exhibit 10.12 above).................    *

10.15     Agreement Not To Compete among Douglas Donley DBA Donley
            Communications, Inc., Douglas Donley, individually and
            the Company (filed as Exhibit A to the Asset Purchase
            Agreement Exhibit 10.12 above)..........................    *

10.16     Asset Purchase Agreement dated January 11, 1994, between
            Schwartz Radio, Inc., Robert L. Schwartz and the
            Company.................................................    *

10.17     Agreement Not To Compete among Schwartz Radio, Inc.,
            Robert Schwartz, individually, and the Company (filed
            as Exhibit E to the Asset Purchase Agreement Exhibit
            10.15 above)............................................    *

10.18     Consulting Agreement between Robert Schwartz and the
            Company (filed as Exhibit F to the Asset Purchase
            Agreement Exhibit 10.15 above)..........................    *

10.19     Asset Purchase Agreement dated March 15, 1994 between
            William E. Orgel and the Company........................    *

10.20     Management And Marketing Agreement between William E.
            Orgel and the Company (filed as Exhibit C to the
            Asset Purchase Agreement Exhibit 10.18 above)...........    *

10.21     Form of Management And Lease Agreement For 800 MHz
            Licenses between the Company and each of its
            Licensees...............................................    *

10.22     Form of Financing Agreement For 800 MHz Licenses between
            the Company and each of its Licensees...................    *

10.23     Form of Management And Lease Agreement for 220 MHz
            Licenses between the Company and each of its
            Licensees...............................................    *

10.24     FCC Authorization Granted on May 25, 1994.................    *

10.25     Amendment To Asset Purchase Agreement dated May 31, 1994,
            by and between American Digital Communications, Inc.,
            and R.F. Hill and Columbia Communications, Inc..........    *

10.26     Second Amendment To Asset Purchase Agreement Dated July
            21, 1994, by and between American Digital
            Communications, Inc., and R.F. Hill and Columbia
            Communications, Inc.....................................    *

10.27     Escrow Agreement dated August 1, 1994, between American
            Digital Communications, Inc., and R.F. Hill and
            Columbia Communications, Inc............................    *

10.28     Settlement Agreement and Mutual release dated November
            11, 1994, by and between American Digital Communications,
            Inc. and Douglas Donley D/B/A Donley Communications,Inc.    *

10.29     Termination and Release Agreement dated November 14, 1994, by and between American Digital Communications, Inc.
            and Nevada Communications Equipment Company, Inc........    *

10.30     Termination and Release Agreement dated November 14, 1994, by and between American Digital Communications, Inc.
            and Robert L. Schwartz (an individual) and Schwartz
            Radio, Inc., collectively referred to as Schwartz.......    *

10.31     Termination and Release Agreement dated November 29, 1994, by and between American Digital Communications, Inc.
            and William E. Orgel....................................    *

10.32     Asset Purchase Agreement dated February 24, 1995 for the
            sale of 800 MHz communications equipment by and between American Digital Communications, Inc. and Chadmoore
            Communications, Inc.....................................    *

10.33     Settlement and Release Agreement dated September 11, 1995, by and between American Digital Communications, Inc.
            and R.F. Hill and Columbia Communications, Inc..........    *

10.34     Amendment To Asset Purchase Agreement dated October 24,
            1995 for the sale of 800 MHz communications equipment
            by and between American Digital Communications, Inc.
            and Chadmoore Communications, Inc.......................    *

10.35     Loan Agreement dated November 29, 1995 for the finance and construction for 13 220 MHz communication systems by
            and between American Digital Communications, Inc. and
            Brookline Capital Corporation presently Ventel, Inc.), incorporated by reference to Exhibit 10.35 report on
            Form 8-K  dated  February 14, 1996......................    *

10.36     Assignment and Assumption Agreement dated February 24, 1996 between American Digital Communications, Inc. and Voice
            Data Communications, Inc................................    *

10.37     Letter of Intent dated February 26, 1996, by and between
            American Digital Communications, Inc. and Pager Plus
            Cellular, Inc...........................................    *

10.38     Registering under Section 12(g) of the Securities Exchange
            Act of 1934 filed on May 6, 1996........................    *

10.39     S-8 Registration Statement of American Digital
            Communications, Inc. Compensatory  Stock Option plan
            under the Securities Exchange Act of 1933  on July 18,
            1996....................................................    *

10.40     S-8 Registration Statement of American Digital
            Communications, Inc. Employee stock Compensation plan
            under the Securities Exchange Act of 1933 on September
            27, 1996................................................    *

10.41     Asset purchase agreement dated November 8, 1996 for the
            sale of certain licensing rights, distribution rights,
            and right to acquire up to $1,000,000 in certain
            inventory by and between Simmonds Capital Limited, SCL Distributors (Western) Ltd., Midland International
            Corporation, and American Digital Communications, Inc...    *




                        Index to Financial Statements
                        -----------------------------






      Independent Auditors' Reports                                F-1

      Financial Statements:

      Balance Sheet                                                F-2

      Statement of Operations                                      F-4

      Statement of Changes in Stockholders'  Equity (Deficit)      F-5

      Statement of Cash Flows                                      F-8

      Notes to Financial Statements                                F-10







        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
        ---------------------------------------------------


To the Stockholders and Board of Directors
American Digital Communications, Inc.
Denver, Colorado

We have audited the accompanying balance sheet of American Digital Communications, Inc. as of February 28, 1997 and February 29, 1996, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Digital Communications, Inc. at February 28, 1997 and February 29, 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As explained in Note 1, the capitalized costs of the distribution rights may be reduced materially in the near term.



Denver, Colorado
April 18, 1997                           CAUSEY DEMGEN & MOORE INC.

              AMERICAN DIGITAL COMMUNICATIONS, INC.

                          BALANCE SHEET

             February 28, 1997 and February 29, 1996


                              Assets
                              ------
                                             1997          1996
                                          ----------    ----------
Current assets:
  Cash                                    $   31,701    $  115,312
  Accounts receivable                         21,110        43,020
  Notes receivable                             8,548             -
  Inventories                                469,415       628,602
  Radio tower equipment and related
    licenses held for sale (Notes 2
    and 9)                                 2,126,636             -
  Other current assets                         3,888         7,642
                                           ----------    ----------
    Total current assets                   2,661,298       794,576

Property and equipment (Notes 2 and 3):
  Office equipment                           125,052       112,801
  Radio tower equipment                            -       564,254
  Furniture and fixtures                      26,082        26,082
                                           ----------    ----------
                                             151,134       703,137
    Less:  Accumulated depreciation          142,286        99,091
                                           ----------    ----------
      Net property and equipment               8,848       604,046

Other assets:
  Distribution rights, net of amorti-
    zation of $52,901 (1997) and $6,667
    (1996) (Notes 4, 6 and 7)              1,344,599       393,333
  Deposits and other (Note 7)                      -       209,137
                                           ----------    ----------
    Total other assets                     1,344,599       602,470
                                           ----------    ----------
                                          $4,014,745    $2,001,092
                                          ============  ===========

                     See accompanying notes.

              AMERICAN DIGITAL COMMUNICATIONS, INC.

                          BALANCE SHEET

             February 28, 1997 and February 29, 1996


               Liabilities and Stockholders' Equity
               ------------------------------------

                                             1997          1996
                                          ----------    -----------
Current liabilities:
  Accounts payable                        $  149,531    $    4,220
  Accounts payable - related parties
    (Note 4)                                   9,510         2,576
  Accrued payroll and payroll taxes            4,933         9,593
  Accrued interest - related parties         248,471        50,503
  Accrued warranty liability                  10,373        23,620
  Notes payable - related parties
    (Note 2)                                  60,370        37,881
  Current portion of capital lease
    obligations (Note 3)                       6,195        12,886
  Current portion of long-term notes
    payable - related parties (Note 2)       806,077         2,756
                                          -----------   -----------
    Total current liabilities              1,295,460       144,035

Long-term debt:
  Capital lease obligations (Note 3)           5,597             -
  Long-term notes payable - related
    parties (Note 2)                         535,299       564,254
                                          -----------   -----------
    Total long-term debt                     540,896       564,254

Commitments and contingencies (Notes
  1, 3, 6, 7 and 9)

Stockholders' equity (Notes 6, 7 and 9):
  Common stock, $.0001 par value;
    unlimited shares authorized,
    issued and outstanding, 23,627,431
    shares in 1997, 14,590,760 shares
    in 1996                                    2,363         1,459
  Additional paid-in capital               7,747,767     5,723,983
  Common stock subscribed, 436,193 shares     93,300             -
  Accumulated deficit                    (5,665,041)    (4,432,639)
                                         -----------    -----------
  Total stockholders' equity               2,178,389     1,292,803
                                         -----------    -----------
    Total liabilities and stockholders'
      equity                              $4,014,745    $2,001,092
                                         ============   ============

                     See accompanying notes.

              AMERICAN DIGITAL COMMUNICATIONS, INC.

                     STATEMENT OF OPERATIONS

   For the Years Ended February 28, 1997 and February 29, 1996


                                             1997          1996
                                         -----------   -----------
Revenues (Note 8):
  Two-way radio sales                    $   596,507   $    74,664
  220 MHz radio tower equipment
    sales                                          -       331,500
                                         ------------  ------------
    Total revenues                           596,507       406,164
                                         ------------  ------------
Costs and expenses:
  General and administrative                 923,795       737,438
  Cost of two-way radio sales                587,030        53,126
  Write-down of two-way radio
    inventory                                123,000             -
  Cost of 220 MHz radio tower
    equipment sales                                -       272,800
  Losses on 220 MHz and 800 MHz
    SMR systems
    acquisitions (Note 7)                    105,654       318,989
  Depreciation and amortization               89,430        65,700
                                          -----------   -----------
    Total costs and expenses               1,828,909     1,448,053
                                          -----------   -----------
    Net loss                             $(1,232,402)  $(1,041,889)
                                         ============  ============
Net loss per share of
  common stock                           $      (.07)  $      (.13)
                                         ============  ============
Weighted average number of
  common shares outstanding               18,047,000     8,311,000
                                         ============  ============

                     See accompanying notes.

                       AMERICAN DIGITAL COMMUNICATIONS, INC.

               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

             For the Years Ended February 28, 1997 and February 29, 1996

                                               Additnl   Common
                               Common stock    paid-in    stock       Accum.
                              Shares  Amount    capital  subscrbd    deficit
                             ---------------  ---------  --------   ---------
Balance, February 28, 1995   6,772,826  $677  3,509,538         -  (3,390,750)

  Issuance of common stock
    pursuant to Regulation D
    private offerings
    (Note 6):
      For cash               1,345,460   134    447,605         -           -
      For services             119,407    12     59,692         -           -
      For payment of
        accounts payable       145,813    15     75,042         -           -

  Issuance of common stock
    for cash pursuant to
    Regulation S offering
    (Note 6)                   285,714    29     99,971         -           -

  Sale of common stock to
     finance company
    (Note 6)                 1,600,000   160    399,840         -           -

  Issuance of common stock
    in conjunction with
    settlement of asset
    purchase agreement
    (Note 7)                    90,634     9     74,991         -           -

  Issuance of common stock
    in conjunction with
    purchase of inventory
    and distribution
    agreement (Note 6)       4,230,906    423  1,057,304        -           -
  Net loss                           -      -          -        -  (1,041,889)
                            ----------  -----  ---------  --------  ----------

Balance, February 29,
    1996                    14,590,760  1,459  5,723,983        -  (4,432,639)

                                   (Continued on following page)
                                      See accompanying notes.
                                                F-5


                      AMERICAN DIGITAL COMMUNICATIONS, INC.

               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
             For the Years Ended February 28, 1997 and February 29, 1996

                                  (Continued from preceding page)


                                              Additnl   Common
                              Common stock    paid-in    stock       Accum.
                             Shares  Amount   capital   subscrbd     deficit
                            ---------------  ---------  ---------  ----------
  Issuance of common stock
    pursuant to Regulation
    D private offering for
    cash (Note 6)            308,186    31    125,126          -            -

  Issuance of common stock
    and subsequent exercise
    of warrants for
    cash (Note 6)          2,058,814   206    304,331          -            -

  Exercise of stock
    options for cash          40,000     4      9,996          -            -

  Issuance of common
    stock in payment
    for one half the
    cost of radio tower
    equipment (Note 6)     1,150,000   115    448,385          -            -

  Issuance of common
    stock for cash
    pursuant to private
    placement (Note 6)       208,705    21     47,979          -            -

  Issuance of common
    stock in conjunc-
    tion with purchase
    of distribution agree-
    ment (Notes 4 and 6)   3,000,000   300    629,700          -            -

  Issuance of common
    stock in conjunc-
    tion with purchase
    of distribution
    agreement (Note 6)     1,750,000   175    367,325          -            -


                                   (Continued on following page)
                                      See accompanying notes.

                   AMERICAN DIGITAL COMMUNICATIONS, INC.

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

           For the Years Ended February 28, 1997 and February 29, 1996

                                  (Continued from preceding page)

                                            Additnl    Common
                            Common stock    paid-in     stock        Accum.
                           Shares   Amount  capital    subscrbd     deficit
                           ---------------  -------   ---------   -----------
  Issuance of common
    stock to acquire
    licenses (Note 6)       270,966    27    55,967           -             -

  Issuance of shares of
    common stock for
    interest on related
    party note payable
    (Note 4)                250,000    25    34,975           -             -

  Stock subscriptions
    received for:

    Cash (375,217 shares)        -      -         -       86,300            -

    Purchase of licenses
    (60,976 shares)              -      -         -        7,000            -

  Net loss                       -      -         -            -   (1,232,402)
                          ---------  -----  --------  -----------  -----------

Balance, February 28,
     1997                23,627,431  2,363  7,747,767     93,300   (5,665,041)
                         ==========  =====  =========  ==========  ===========

                              See accompanying notes.


              AMERICAN DIGITAL COMMUNICATIONS, INC.

                     STATEMENT OF CASH FLOWS

   For the Years Ended February 28, 1997 and February 29, 1996

                                                  1997          1996
Operating activities:                        ------------   -----------
       Net loss                              $(1,232,402)   (1,041,889)
       Adjustments to reconcile net loss
         to net cash used in operating
         activities:
           Depreciation and amortization           89,430        65,700
           Write off of deposits and costs
             of licenses                          105,654       259,926
           Gain on sale of fixed assets                 -      (41,923)
           Issuance of stock for interest
             expense                               35,000             -
           Issuance of common stock for
             services and in conjunction
             with asset purchase agreements             -       134,704
           Changes in:
             Accounts receivable                   21,910      (43,020)
             Inventory                            694,486        52,745
             Other current assets                   3,754       (5,142)
             Accounts payable                      83,745     (189,008)
             Accrued payroll and payroll taxes    (4,660)      (54,243)
             Other accrued liabilities             41,954        44,701
                                               -----------  -----------
           Net cash used in operating
             activities                         (161,129)     (817,449)

       Investing activities:
         Purchase of office and radio tower
           equipment                            (380,000)             -
         License expenditures                   (114,316)             -
         Deposits - payments                            -      (11,521)
         Deposits applied                               -      (29,500)
         Note receivable                          (8,548)             -
         Proceeds from sale of fixed assets             -        77,972
                                               -----------  -----------
           Net cash provided by (used in)
             investing activities               (502,864)        36,951

       Financing activities:
         Proceeds from sale of common
           stock, net                             487,694       947,739
         Proceeds from stock subscriptions         86,300             -
         Payments of capital lease
           obligations                           (13,345)      (13,780)
         Payments of note payable                 (2,756)       (1,918)
         Borrowings from related party             50,000             -
         Payments of notes payable - related
           parties                               (27,511)      (41,119)
                                               -----------  -----------
           Net cash provided by
             financing activities                 580,382       890,922
                                               -----------  -----------


                  (Continued on following page)
                     See accompanying notes.

              AMERICAN DIGITAL COMMUNICATIONS, INC.

                     STATEMENT OF CASH FLOWS

   For the Years Ended February 28, 1997 and February 29, 1996


                 (Continued from preceding page)

                                                  1997          1996
                                              -----------   -----------
Increase (decrease) in cash                      (83,611)       110,424

Cash, beginning of period                         115,312         4,888
                                              -----------   -----------
Cash, end of period                            $   31,701   $   115,312
                                              ===========   ===========

Supplemental disclosures of non-cash investing and financing activities:

  During  the  year ended February 28, 1997, the Company financed  the acquisition of $12,251 of equipment through a capital lease and inventory of $535,299 through a note payable. During the years ended February 28, 1997 and February 29, 1996, the Company financed the acquisition of $310,323 and $564,254 of radio tower equipment through accounts payable and notes payable. During the year ended February 28, 1997, the Company capitalized interest of $142,766 on the radio tower equipment and licenses now held for sale.

  During the years ended February 28, 1997 and February 29, 1996, the Company issued common stock for the following:

                                                  1997          1996
                                               -----------   -----------
         Inventory                             $        -    $  681,347
         Radio tower equipment                    448,500             -
         Licenses                                  62,994             -
         Interest expense                          35,000             -
         Distribution agreements                  997,500       400,000
         Warranty liability assumed                     -      (23,620)
         Reduction of accounts payable                  -        75,057
                                               -----------   -----------
                                               $1,543,994    $1,132,784
                                               ===========   ===========

Supplemental disclosure of cash flow information:

                                                   1997          1996
                                               -----------   -----------
       Cash paid for interest                    $ 26,311      $ 11,465

                     See accompanying notes.

             AMERICAN DIGITAL COMMUNICATIONS, INC.

                 NOTES TO FINANCIAL STATEMENTS

            February 28, 1997 and February 29, 1996


1.  Summary of significant accounting policies
    ------------------------------------------

Nature of business:

The Company was organized June 30, 1993 under the laws of Wyoming. The Company is in the wireless telecommunications business and intends to provide two-way communications in the 220 MHz band. The Company is the U.S. distributor for 800 MHz LTR Midland products. The Company also owns the rights to be a distributor in Canada and other parts of the world for certain Midland brand commercial land mobile radios and radio parts. The distribution rights to the Midland brand products were acquired in three separate transactions described in Notes 4 and 6 herein. The distribution of Midland brand products outside the United States had commenced but has not generated significant revenues at February 28, 1997 and the Company has entered into a letter of intent to sublicense a portion of the distributorship in Canada and Asia to other companies (see Notes 7 and 9). The Midland brand products are currently produced by one supplier; any interruption of this relationship would adversely affect the Company. Prior to February 28, 1994, the Company's focus was in the 800 MHz band. Subsequently, the Company decided to discontinue the 800 MHz band properties and concentrate on the 220 MHz band. The Company had entered into several asset purchase agreements to purchase licenses and other related assets in the 800 MHz band. During the year ended February 29, 1996, the Company settled its obligations relating to the remaining 800 MHz asset purchase agreements (Note 7).

Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounts receivable:

No provision for doubtful accounts was deemed necessary at February 28, 1997 or February 29, 1996.

Inventories:

Inventories are carried at the lower of cost (first-in, first-out) or market. Inventories consist primarily of two-way radios and radio parts and supplies and are subject to technological obsolescence.

             AMERICAN DIGITAL COMMUNICATIONS, INC.

                 NOTES TO FINANCIAL STATEMENTS

            February 28, 1997 and February 29, 1996


1.  Summary of significant accounting policies (continued)
    ------------------------------------------------------

During the year ended February 28, 1997, sales of one product resulted in approximately $123,000 of losses. The Company has discontinued the sale of this product.
Depreciation:

Office equipment, furniture and fixtures, including assets under capital leases, are stated at cost. Depreciation is computed over the estimated useful life of three years using the straight-line method. The radio tower equipment will be depreciated, as soon as customers are loaded on the system, using the straight-line method over its estimated useful life of 5-10 years.

Amortization of distribution rights:

The cost of distribution rights are being amortized over the term of the agreement (ten years) or 40 years if no legal term exists, the period estimated by management to be benefitted.

It is reasonably possible that revenues generated from the distribution of products pursuant to the agreements will not be sufficient to recover these capitalized costs. As a result the capitalized costs may be reduced materially in the near term and the amortization period shortened.

Measurement of intangibles impairment:

The Company annually reviews the amount of recorded intangible assets for impairment. If the sum of the expected cash flows from these assets is less than the carrying amount of these assets, the Company will recognize an impairment loss in such period.

Deposits and SMR licenses:

Cost associated with the acquisition of 220 MHz SMR systems and related FCC licenses were included in deposits and other. These costs were added to the purchase price of the 220 MHz SMR systems and licenses upon the successful completion of the acquisition. The costs were expensed for such acquisitions that were not consummated.

Income taxes:

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("FASB No. 109"). Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company's temporary differences consist primarily of tax operating loss carryforwards and start-up costs capitalized for tax purposes.

             AMERICAN DIGITAL COMMUNICATIONS, INC.

                 NOTES TO FINANCIAL STATEMENTS

            February 28, 1997 and February 29, 1996


1. Summary of significant accounting policies (continued)
   ------------------------------------------------------

Fair value of financial instruments:

Cash, accounts receivable, accounts payable and accrued liabilities are carried in the financial statements in amounts which approximate fair value because of the short-term maturity of these instruments. Long-term debt is carried in the financial statements in amounts which approximate fair value because interest rates have not changed significantly after the debt was incurred.

Advertising costs:

The Company expenses the costs of advertising as incurred.

Cash flows:

For purposes of the statement of cash flows, the Company considers cash and all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Concentrations of credit risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. The Company places its cash with high quality financial institutions. At February 29, 1996, the balance at one financial institution exceeded FDIC limits by $15,312.

The Company provides credit, in the normal course of business, to customers throughout the United States. The Company performs ongoing credit evaluations of its customers.

Net loss per share:

Net loss per common share is based on the weighted average number of shares outstanding during each period presented. Options to purchase stock are included as common stock equivalents when dilutive.

2. Notes payable
   -------------

Short-term notes payable:

The Company's short-term notes payable consist of the following loans from shareholders at February 28, 1997 and February 29, 1996:


             AMERICAN DIGITAL COMMUNICATIONS, INC.

                 NOTES TO FINANCIAL STATEMENTS

            February 28, 1997 and February 29, 1996


2. Notes payable (continued)
   -------------------------

                                               1997       1996
 9% note payable - shareholder, due         ----------  ---------
   April 30, 1997, unsecured                  $10,370    $37,881

 12% note payable - shareholder, due June
   30, 1997, secured by radio tower
   equipment and the related license           50,000          -
                                            ----------  ---------
                                              $60,370    $37,881
Long-term notes payable:                    ==========  =========


Long-term notes payable consist of the following at February 28, 1997 and February 29, 1996:
                                               1997       1996
                                            ----------  ---------
 Note payable - Ventel, Inc., a related
   finance company (Note 4), payable in
   monthly installments of $24,199 in the
   aggregate including interest of 21% per
   annum commencing September 30, 1997,
   certain of the Company's radio tower
   equipment which is currently held for
   sale is pledged as security for the
   note (see Note 9)                         $806,077   $564,254

 Note payable - SCL, a related company
   (Note 4), payable on November 1, 1999
   including interest at 8% per annum,
   unsecured                                  535,299          -

 Note payable - office equipment company,
   payable in monthly installments of
   $278 including interest, secured by
   office equipment                                 -      2,756
                                           -----------  ---------
                                            1,341,376    567,010
   Less current portion                       806,077      2,756
                                           -----------  ---------
   Amount due after one year               $  535,299   $564,254
                                           ===========  =========

At February 28, 1997, the maturities of long-term notes payable are as follows:

          1998                            $  806,077
          1999                                     -
          2000                               535,299
                                          -----------
                                          $1,341,376
                                          ===========

             AMERICAN DIGITAL COMMUNICATIONS, INC.

                 NOTES TO FINANCIAL STATEMENTS

            February 28, 1997 and February 29, 1996


2. Notes payable (continued)
   -------------------------

During the year ended February 28, 1997, the Company capitalized interest of $135,123 on the build out of the radio tower equipment.

Interest expense amounted to $89,156 and $30,966 for the years ended February 28, 1997 and February 29, 1996, respectively.

3. Lease commitments
   -----------------

Real estate lease commitments:

In November 1996, the Company entered into a building lease for office space in Englewood, Colorado. Minimum monthly rent is between $4,909 and $5,189 for the three-year lease term. The lease contains one three-year renewal option. The Company has also entered into leases for tower spaces for its equipment.

Rent  expense for the years ended February 28, 1997 and  February
29, 1996 amounted to $110,119 and $138,563, respectively.

Lease commitments:

The Company leases equipment under capital leases. The minimum annual commitments under the real estate lease, tower space leases and capital leases are as follows:
                                      Real     Tower
  Year ended               Capital   estate    space
  February 28,             leases    lease     leases     Total
 -------------            --------  --------  --------  --------
    1998                   $ 7,853  $ 59,185  $ 41,500  $108,538
    1999                     5,383    60,869    33,700    99,952
    2000                       897    62,271     9,000    72,168
                          --------  --------  --------  --------
  Total minimum lease
    payments                14,133  $182,325  $ 84,200  $280,658
  Amount representing               ========  ========  ========
    interest               (2,341)
  Present value of future --------
    minimum payments        11,792
  Current portion of
    lease obligations        6,195
  Obligations under       --------
    capital leases due
    after one year         $ 5,597
                          ========

             AMERICAN DIGITAL COMMUNICATIONS, INC.

                 NOTES TO FINANCIAL STATEMENTS

            February 28, 1997 and February 29, 1996


3. Lease commitments (continued)
   -----------------------------

Assets recorded under capital leases at February 28, 1997 are as follows:

     Cost                                            $46,105
     Accumulated depreciation                         38,336
                                                     -------
                                                     $ 7,769
                                                     =======
4.  Related party transactions
    --------------------------

At February 28, 1995, the Company owed legal fees of $102,261 to a law firm owned by a former director/officer of the Company.
During the year ended February 29, 1996, $66,157 of this obligation was settled by the issuance of 132,313 shares of the Company's common stock. In connection with the issuance of stock, the individual agreed to cancel 750,000 options (see Note
6). For the years ended February 28, 1997 and February 29, 1996, the Company incurred legal fees of $28,148 and $34,306 to the related law firm of which $9,510 and $2,576 remained unpaid at February 28, 1997 and February 29, 1996, respectively.

During the years ended February 28, 1997 and February 29, 1996, the Company constructed and financed $241,823 and $806,077, respectively, of 220 MHz radio tower equipment through Ventel, Inc., a major stockholder of the Company. Upon the sale of certain of the radio tower sites, $241,823 of the loans were assumed by the purchaser leaving a balance due of $806,077 at February 28, 1997. In December 1996, the Company issued 250,000 shares of its common stock valued at $35,000 ($.14 per share) to extend the commencement of monthly payments due under the note agreement until September 30, 1997, which amount has been recorded as interest expense.

On November 1, 1996, the Company issued 3,000,000 shares of its common stock, in exchange for certain Midland distribution rights, to Simmonds Capital Limited ("SCL") a significant shareholder of the Company and 100% owner of Midland International Corporation. The agreement specified a purchase price of $900,000 or 3,000,000 restricted common shares of ADC which was the $.30 quoted market price of the Company's stock on the day of the transaction. For accounting purposes the restricted common stock was entered on the books at $630,000
($.21 per share) which compared favorably to other similar transactions. The distribution right grants the Company an exclusive license to market and sell certain Midland brand commercial two-way radio products including modifications, improvements and replacement products for an indefinite period of time throughout the world excluding certain countries such as the United States, Canada and certain portions of Europe and Asia. In addition, the Company purchased inventory of $535,299 for a note payable to SCL.

             AMERICAN DIGITAL COMMUNICATIONS, INC.

                 NOTES TO FINANCIAL STATEMENTS

            February 28, 1997 and February 29, 1996


5.  Income taxes
    ------------
The  book to tax temporary differences resulting in deferred  tax
assets   and   liabilities  are  primarily  net  operating   loss
carryforwards of $2,849,000 and start-up costs capitalized for income tax purposes of $2,804,000.

As of February 28, 1997 and February 29, 1996, total deferred tax assets, liabilities and valuation allowances are as follows:

                                            1997         1996
                                         ----------   ----------
 Deferred tax assets                     $1,045,000   $  958,000
 Deferred tax assets resulting from
   loss carryforward                      1,063,000      653,000
 Valuation allowance                    (2,108,000)  (1,611,000)
                                        -----------  -----------
                                         $        -   $        -
                                        ===========  ===========

The Company's net operating losses are restricted as to the amount which may be utilized in any one year. The Company's net operating loss carryforwards expire as follows:

          2004                            $  798,000
          2009                                92,000
          2010                               726,000
          2011                             1,233,000
                                          ----------
                                          $2,849,000
                                          ==========
6. Stockholders' equity
   --------------------

Stock offerings:

During the fiscal year ended February 29, 1996, the Company issued 1,345,460 shares of its common stock in exchange for cash of $447,739 ($.33 per share), 119,407 shares in exchange for services valued at $59,704 ($.50 per share), and 145,813 shares in exchange for payment of accounts payable of $75,057 ($.515 per share) all pursuant to a Regulation D offering of the Company's common stock.

In  the  above  Regulation  D offering,  the  Company  also  sold
1,600,000 shares of the Company's common stock for $400,000 ($.25 per share) to Ventel, Inc. (see Note 4).

             AMERICAN DIGITAL COMMUNICATIONS, INC.

                 NOTES TO FINANCIAL STATEMENTS

            February 28, 1997 and February 29, 1996


6. Stockholders' equity (continued)
   --------------------------------

On May 9, 1995, the Company entered into a letter of intent to sell 285,714 shares of the Company's common stock in a Regulation S offering to Simmonds Mercantile (a wholly owned subsidiary of SCL) a distributor and systems integrator in the wireless communications market for $100,000 ($.35 per share), which amount was received on May 18, 1995. Upon purchase of the Company's common stock, the Company granted to the distributor a first right of refusal to acquire the Company's rights and obligations under all 220 MHz management agreements.

On December 29, 1995, the Company issued 4,230,906 shares of its common stock valued at $1,057,727 ($.25 per share) to Midland
International  Corporation,  a  subsidiary  of  SCL,  to  acquire inventory of radios and radio parts of $681,347 and a distribution agreement valued at $400,000. The distribution agreement grants the Company an exclusive license to market and sell certain 800 MHz LTR Midland products throughout the United States for a period of ten years. Pursuant to the agreement, the Company has agreed to assume the seller's obligations under an outstanding purchase order for the inventoried products (a commitment of $500,000 per contract year) and the seller's warranty obligations estimated at $23,620.

During the fiscal year ended February 28, 1997, the Company issued 308,186 shares of its common stock in exchange for cash of $125,157 ($.406 per share) pursuant to a Regulation D offering.

During August 1996, the Company sold 1,521,729 shares of its common stock in a Regulation S offering for $350,000 in cash ($.23 per share) less offering costs of $46,000. In connection with this transaction the Company granted warrants to purchase 537,085 shares of the Company's stock for cash of $537 which were exercised when certain conditions were met.

During September 1996, the Company issued 1,150,000 shares of its restricted Rule 144 common stock in payment for one half of its obligation for the purchase of radio tower equipment from Securicor Radiocoms Ltd. (an unrelated entity) pursuant to a funding agreement. The common stock was valued at $448,500 ($.39 per share) which equalled the cash portion of the agreement (see
Note 9).

During October 1996, the Company sold 208,705 shares of its common stock in a private placement for cash of $48,000 ($.23 per share).

On November 1, 1996, the Company acquired distribution rights from a related company in exchange for 3,000,000 shares of common stock (see Note 4).


             AMERICAN DIGITAL COMMUNICATIONS, INC.

                 NOTES TO FINANCIAL STATEMENTS

            February 28, 1997 and February 29, 1996


6. Stockholders' equity (continued)
   --------------------------------

On November 8, 1996, the Company issued 1,750,000 shares of its common stock, in exchange for certain Midland distribution rights, to a company 20% owned by SCL. The agreement specified a purchase price of $525,000 or 1,750,000 restricted common shares of ADC which was the $.30 quoted market price of the Company's stock on the day of the transaction. For accounting purposes the restricted common stock was entered on the books at $367,500
($.21 per share) which compared favorably to other similar transactions. The distribution right grants the Company an exclusive license to market and sell certain Midland brand commercial two-way radio products including modifications, improvements and replacement products for an indefinite period of time in three provinces and two territories in Canada.

During February 1997, the Company issued 270,966 shares and plans to issue an additional 60,976 shares of its restricted Rule 144 common stock to exercise the purchase option for 220 MHz licenses. These shares are valued at $55,994 ($.21 per share) and $7,000 ($.115 per share) for those shares issued and to be issued, respectively, which amounts represent a 30% discount from the Company's average quoted market price. The Company also plans to issue 375,217 shares of its restricted Rule 144 common stock in exchange for $86,300 of cash received for subscriptions during February 1997.

Stock options:

1993 Compensatory Stock Option Plan ("CSO")

The Company has established the CSO plan for employees, directors and consultants or other advisors. The Company has reserved a maximum of 4,000,000 common shares to be issued upon the exercise of options granted under the CSO plan. The purchase price of each share of stock under the CSO will be determined by the Board of Directors or the Compensation Committee. The CSO exercise term will not exceed five years. The options expire beginning 1998 through 2004.


             AMERICAN DIGITAL COMMUNICATIONS, INC.

                 NOTES TO FINANCIAL STATEMENTS

            February 28, 1997 and February 29, 1996


6. Stockholders' equity (continued)
   --------------------------------

The following is a summary of stock option activity:

                              Option price          Number
                                per share          of shares
                              -------------      ---------------
Balance February 28, 1995     $.75 to $2.00            2,790,000
Canceled                      $.75 to $1.25          (2,450,000)
Reissued                     $.425 to $1.00            2,450,000
Expired                           $1.75                 (55,000)
Retired (see Note 4)         $.425 to $1.00            (750,000)
Balance February 29, 1996    $.425 to $2.00            1,985,000
Canceled                          $1.00                (500,000)
Reissued                          $.35                   500,000
Granted                       $.23 to $1.00            1,440,000
Expired                       $.45 to $2.00            (405,000)
Exercised                            $.25               (40,000)
                              -------------      ---------------
Balance February 28, 1997     $.23 to $1.75            2,980,000

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date for awards during the fiscal years ended February 28, 1997 and February 29, 1996 in accordance with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                           1997         1996
                                      ------------ ------------
 Net loss - as reported               $(1,232,402) $(1,041,889)
 Net loss - pro forma                  (1,549,537)  (1,104,605)
 Loss per share - as reported                 (.07)        (.13)
 Loss per share - pro forma                   (.09)        (.13)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, dividend yield of 0%; expected volatility of 64.28%; risk-free interest rate of 6.28%; and expected lives of 3.54 years.

             AMERICAN DIGITAL COMMUNICATIONS, INC.

                 NOTES TO FINANCIAL STATEMENTS

            February 28, 1997 and February 29, 1996


6. Stockholders' equity (continued)
   --------------------------------

1993 Employee Stock Compensation Plan ("ESC")

The Company has reserved a maximum of 2,000,000 common shares to be issued upon the grant of awards for employees, directors and consultants or advisors. No shares have been awarded under this plan.

1993 Incentive Stock Option Plan ("ISO")

The Company has reserved a maximum of 2,000,000 common shares to be issued upon the exercise of options granted under the ISO plan. Options will be granted under the ISO plan at exercise prices at least equal to the fair market value of the common stock on the date of grant. At February 28, 1997, no options remained outstanding under the ISO plan.

1993 Non-Statutory Stock Option Plan ("NSO")

The Company has reserved a maximum of 2,000,000 common shares to be issued to key employees upon the exercise of options granted under the NSO plan. Options granted under the NSO plan will be at exercise prices to be determined by the Board of Directors or other NSO plan administrator. At February 28, 1997, no options have been granted under the NSO plan.

7. Commitments and contingencies
   -----------------------------

800 MHz agreements:

The Company signed a letter of intent in June 1993 and a purchase agreement on March 18, 1994 to purchase the assets of a company which owns an SMR system and other assets for $875,000. The Company was unsuccessful in selling its rights and obligations under this agreement and in December 1995 entered into a settlement agreement whereby the Company forfeited the $259,926 in deposits previously paid, paid cash of $102,105 and issued 90,634 shares of the Company's common stock valued at $75,000 in exchange for cancellation of the asset purchase agreement, resulting in a net loss of $427,031, net of the receipt of a $10,000 forfeited deposit from a potential buyer.

The Company had signed GX 800 MHz Management and Option Agreements with various individuals. The Company made initial payments to license holders of $100 each. During the year ended February 29, 1996, the Company realized a gain of $77,972 on the sale of 800 MHz equipment and the remaining Management and Option Agreements. The Company was also successful in disposing of certain 220 MHz equipment realizing a gain of $30,070.

             AMERICAN DIGITAL COMMUNICATIONS, INC.

                 NOTES TO FINANCIAL STATEMENTS

            February 28, 1997 and February 29, 1996


7. Commitments and contingencies (continued)
   -----------------------------------------

220 MHz agreements:

The Company signed 220 MHz Management and Option agreements with various individuals. The Company made initial payments to license holders ranging from $100 to $1,000. The Company agreed to construct and build out the licenses under the Management and Option agreements. The Company had until August 15, 1996, the FCC-mandated construction deadline, to construct the stations and place them in operation, by which time 26 of the licenses had been constructed. During the year ended February 28, 1997, the Company acquired 23 of the licenses for $33,500 of cash and common stock valued at $62,994. Capitalized costs of $105,654 relating to the licenses not built out have been expensed at February 28, 1997.

Distribution rights agreements:

During January 1997, the Company entered into two option agreements to acquire a 100% interest in Midland (Europe) Limited ("MEL"). MEL holds the distribution rights for Midland brand land mobile radio products in the following areas of the world; Western Europe, the Mediterranean, Africa and India. The options are exercisable until June 30, 1997. The aggregate exercise price is $1,350,000 which is composed of $1,000,000 in cash and shares of ADC common stock with a value of $350,000. The ADC common stock will be valued at the last quoted bid price on a date specified in the agreement. The Company has also entered into a sublicense agreement with MEL for the distribution of Midland brand land mobile radio products in certain countries in Asia, Australia and the Philippines. The agreement calls for a royalty of 3.5% of the sales price of all Midland brand land mobile radio products sold by MEL.

8. Major customers
   ---------------

Customers who accounted for over 10% of the Company's gross revenues for the years ended February 28, 1997 and February 29, 1996 are as follows:

                                             1997         1996
                                           --------     --------
 Customer A                                   44.5%            -
 Customer B                                       -        81.6%

            AMERICAN DIGITAL COMMUNICATIONS, INC.

                 NOTES TO FINANCIAL STATEMENTS

            February 28, 1997 and February 29, 1996


9. Subsequent events
   -----------------

Sublicense of portions of the distribution rights in Canada:

On April 7, 1997, the Company entered into a letter of intent with SCL Distributors (Pacific) Ltd. ("SCL Pacific") to sublicense a portion of the distribution rights in Canada owned by the Company. The letter of intent calls for SCL Pacific to pay the Company approximately $36,000 on signing of a definitive agreement and a royalty of 4% of the gross sales price of all products pursuant to the agreement. The agreement also contains a purchase option of approximately $288,000 less all previous payments.

Sale of radio tower equipment and related licenses:

On April 15, 1997, the Company entered into a letter of intent with Intek Diversified Corporation ("Intek"), a company majority owned by Securicor Radiocoms Ltd., to sell most of the radio tower equipment and related licenses in exchange for cash of $75,000, payment of ADC's note payable to Ventel, Inc., return of 1,150,000 shares of ADC's common stock, ( stated value of $0.39 per share in the agreement), 2,600,000 shares of Ventel, Inc's common stock (a Canadian public company, stated value of $0.11 per share in the agreement) and shares of Intek's common stock (a U.S. public company, stated value of $3.80 per share in the agreement). Using the undiscounted quoted market price of the stock to be received in the transaction, the
Company estimates the value of the transaction to be approximately $2,775,000, however this value could change if the values of the stock to be received change and will change when an appropriate market discount is determined.






                           SIGNATURES
                           ----------


     In accordance with sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date:  June 12, 1997


                         AMERICAN DIGITAL COMMUNICATIONS, INC.


                   By:   /s/ R. Gene Klawetter
                             -----------------
                             R. Gene Klawetter,  Chief Executive Officer





     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



           Name                  Title                             Date
           ----                  -----                             ----

/s/ R. Gene Klawetter
    -----------------
    R. Gene Klawetter   Chairman /  President / CEO             June 12, 1997




/s/ Daniel M. Smith
    ---------------     Acting Chief Financial Officer /
    Daniel M. Smith     Controller/ Chief Accounting           June 12, 1997
                        Officer