Form 10KSB/A
period 1997-02-28
AMERICAN DIGITAL COMMUNICATIONS INC
filed 1997-06-18
CIK 819927

As filed with the Securities and Exchange Commission on June 12, 1997


                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC.  20549


                        AMENDMENT #1 TO FORM 10-KSB/A


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


PART 2  Other information

Item 6. Exhibit and reports on Form 8-K


        Exhibits.  The following exhibits are included as part of this report.



        EX-27   FINANCIAL DATA SCHEDULE





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