Form 10QSB
period 1997-05-31
AMERICAN DIGITAL COMMUNICATIONS INC
filed 1997-07-15
CIK 819927

SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC. 20549


                          FORM 10-QSB

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

               For the Quarter Ended May 31, 1997

                 Commission file number 0-28506

             AMERICAN DIGITAL COMMUNICATIONS, INC.
(Exact name of small business issuer as specified in its charter)



              Wyoming                       13-3411167
      (State of Incorporation)        (IRS. Employer ID No.)


        5575 DTC Parkway
   Suite 355, Englewood, Colorado             80111
  (Address of Principal Executive           (Zip Code)
             Offices)


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


          YES  X                             NO __


The number of shares outstanding of each of the Registrant's class of common equity, as of June 2, 1997 are as follows:


      Class of Securities                  Shares Outstanding
      -------------------                  ------------------
 Common Stock, $.0001 par value                24,628,407


   This quarterly report on Form 10-QSB contains  13   pages.





             American Digital Communications, Inc.



                             INDEX


      PART I       Financial Information

         Item 1.        Financial Statements

                        Balance Sheet...................   3

                        Statements of Operations........   5

                        Statements of Cash Flows........   6

                        Notes to Financial Statements...   7


         Item 2.        Management's Discussion and
                        Analysis or Plan of Operations..   9


      Cautionary Statement Pursuit to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.


      PART II.          Other Information

         Item 6.        Exhibits and Reports on Form 8-K   13

                          A)  Exhibit 27 Financial Data Schedule
                          B)  Form 8-K  -  None

                        Signature........................  13




                   American Digital Communications, Inc.
                              Balance Sheet
                               (UNAUDITED)


ASSETS                                              May 31,      February 28,
                                                     1997           1997
                                                   ---------     ------------
Current Assets:
  Cash                                               16,953           31,701
  Accounts receivable                                 2,952           21,110
  Notes Receivable                                    8,548            8,548
  Inventories                                       201,397          469,415
  Tower equip. and related lcns held for sale     2,091,324        2,126,636
  Other current assets                                7,888            3,888
                                                 -----------      -----------
    Total current assets                          2,329,062        2,661,298


Property and equipment:
  Office equipment                                  125,052          125,052
  Furniture and fixtures                             26,082           26,082
                                                 -----------      -----------
                                                    151,134          151,134
    Less:    Accumulated depreciation              (143,307)        (142,286)
                                                 -----------      -----------
        Net property and equipment                    7,827            8,848


Other assets:
  Distribution rights, net of amortization        1,328,365        1,344,599

                                                 -----------      -----------
         TOTAL ASSETS                             3,665,254        4,014,745
                                                 ===========      ===========


         See accompanying notes to financial statements.




              American Digital Communications, Inc.
                         Balance Sheet
                          (UNAUDITED)


LIABILITIES AND SHAREHOLDERS' EQUITY               May 31,        February 28,
                                                    1997              1997
                                                 -----------     -------------
Current Liabilities:
  Accounts payable                                  86,871           149,531
  Accounts payable - related parties                 9,765             9,510
  Accrued payroll and payroll taxes                      -             4,933
  Accrued interest - related parties               302,975           248,471
  Accrued warranty liability                         7,802            10,373
  Notes payable - related parties                   60,370            60,370
  Current portion of capital lease obligations       6,195             6,195
  Current portion of long term note                756,077           806,077
                                                 ----------      ------------
    Total current liabilities                    1,230,055         1,295,460


Long term debt:
  Capital lease obligations                         4,322              5,597
  Long term note payable                           40,295                  -
  Long term note payable - related party          348,575            535,299
                                                 ---------        -----------
     Total long term debt                         393,192            540,896


Shareholders' equity:
  Common stock, $.0001 par value; Unlimited
  shares  authorized, issued and outstanding
  24,628,407 shares, issued  and outstanding
  23,627,431 on February 28, 1997.                  2,463              2,363

  Additional paid in capital                    7,747,767          7,747,767
  Common stock subscribed                          93,300             93,300
  Accumulated deficit                          (5,801,523)        (5,665,041)
                                               -----------        -----------
    Total shareholder's equity                  2,042,007          2,178,389
                                               -----------        -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      3,665,254          4,014,745
                                               ===========        ===========


              See accompanying notes to financial statements.



                   American Digital Communications, Inc.
                          Statements of Operations
                                  (UNAUDITED)


                                                 Three Months Ended May 31,

                                                  1997                1996
                                              ------------        -----------
Revenue
  Two-way radio sales                             113,021            198,385
  220 MHz radio tower equipment sales             115,000                  -
                                              ------------        -----------
    Total revenue                                 228,021            198,385


Costs and expenses:
  General and administrative                      170,128            165,115
  Cost of two-way radio sales                      81,413            207,221
  Cost of 220 MHz radio tower equipment sales      95,607                  -
  Depreciation and amortization                    17,255             11,573
                                              ------------        -----------
    Total costs and expenses                      364,403            383,909
                                              ------------        -----------
Net loss:                                        (136,382)          (185,524)
                                              ------------        -----------
Net loss per share of common stock                  (0.01)             (0.01)
                                              ------------        -----------
Weighted average number of common shares
   outstanding                                 2,362,7431         1,465,0845
                                              ============        ===========


             See accompanying notes to financial statements.



                 American Digital Communications, Inc.
                      Statements of Cash Flows
                            (UNAUDITED)


Increase (Decrease) in Cash                         Three Months Ended
                                                          May 31,
                                                  1997               1996
                                              ------------        -----------
Net cash used in operations
  Net loss                                      (136,382)           (185,524)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization               17,255              21,573
      Gain on sale of fixed assets                19,393                   -
      Issuance of stock for interest expense           -                   -
      Issuance of common stock for services
        and in conjunction with asset
        purchase agreements                            -                   -
      Changes in:
        Accounts receivable                       18,158             (59,557)
        Inventory                                 81,293             206,313
        Other current assets                      31,312              (1,100)
        Accounts payable                         (62,435)             23,423
        Accrued payroll and payroll taxes         (4,933)             (9,593)
        Other accrued liabilities                (52,638)             28,248
                                              -----------         -----------
Net cash used in operating activities            (88,977)             23,783
                                              -----------         -----------
Cash flows from investing activities:
  Purchase of office and radio tower equip.            -            (130,166)
  License expenditures                           (10,000)                  -
  Deposits - payments                                  -             (20,000)
  Proceeds from sale of fixed assets             115,000                   -
                                              -----------         -----------
Net cash provided by (used in) investing
  activities                                     105,000            (150,166)
                                              -----------         -----------
Cash flows from financing activities:
  Proceeds from sale of common stock, net              -             125,157
  Payments of capital lease obligations           (1,275)              2,017
  Payments of note payable                             -                 623
                                              -----------         -----------
Net cash provided by (used in) financing
  activities:                                     (1,275)            127,797
                                              -----------         -----------
Increase (decrease) in cash                      (14,748)              1,414
                                              -----------         -----------
Cash,  beginning of period                        31,701             115,312
                                              -----------         -----------
Cash,  end of period                              16,953             116,726
                                              ===========         ===========


             See accompanying notes to financial statements.





                   American Digital Communications, Inc.

                        Notes to Financial Statements
                                 May 31, 1997


Basis of Presentation.
----------------------

  The unaudited financial statements and related notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the fiscal year ended February 28, 1997. The accounting policies utilized in the preparation of the financial statements herein presented are the same as set forth in the Company's annual financial statements.


Business.
---------

  Certain matters discussed in this Quarterly Report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's goals. The Company's actual results, performance, or achievements expressed or implied in such forward-looking statements may differ. For discussion of the factors that might cause such a difference, see Item 2 Management's Discussion and Analysis or Plan of Operations.


Overview.
---------

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

  Mr. Gene Klawetter joined the Company in 1994 as President / CEO. Given the shortage of 800 MHz licenses and the accelerated conversion of the 800 MHz spectrum to digital he decided to amicably dissolve ADC's pending agreements for tentatively acquiring these licenses, put the company in order and to pursue aggregation of 220 MHz licenses. Strategically ADC planned to implement the 220 MHz spectrum as an "off-load" platform for low cost analog dispatch users, users that were being squeezed out of the 800 MHz playing field as a result of the fast-paced digital conversion which was taking place. The strategy was subsequently proven to be excellent as the industry's need for alternative voice dispatch spectrum became paramount.


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

  The funding, it turned out, was extremely difficult to find. Investment capital that was available to the wireless industry was finding its way to the highly visible 800 MHz-based digital mobile radio implementation. At the same time the FCC continued to change the construction deadlines for 220 by granting extensions, some as short as four months, a period of time so brief it discouraged many manufacturers from taking the risk to make enough equipment to satisfy the potential construction demand. Motorola, a significant player in any wireless market elected not to develop equipment for 220 MHz, an unheard of occurrence which caused the investment community to conclude, "if Motorola is not in 220, it must not be very good or very significant." This, among other factors, became major impediments to finding timely funding support for construction and operation of 220 MHz.

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

  While ADC was unable to construct as many licenses as it had targeted during this time, the Company accomplished a great deal. Twenty three licenses for a total of 115 channels were constructed and are operational. ADC was able to establish a strategic relationship with Simmonds Capital Ltd. SCL is the parent organization of Simmonds Electronics (of Canada). Midland International, Helix, Simmonds Distribution, PowerTel and a principal in
Intek Diversified Inc. Intek is a merger between Securicor Radiocoms Ltd.
(a significant manufacturer of 220 MHz radio equipment), RoamerOne (a large 220 MHz aggregator), and Midland International Corp. (a distributor of wireless radio equipment in the US) and is the largest 220 MHz operator in the United States. SCL owns approximately 30% of ADC's stock and has been instrumental in ADC's success in building out the 23 systems. To a degree, ADC has become operational, even though cash flow is not yet at an acceptable level.


Distribution Rights Operations.
-------------------------------

  In November 1995, the Company became exclusive licensee in the US for the next ten years for distribution of 800 MHz Midland LTR Radios. This activity enabled the Company to become operational in January 1996.

  On October 1, 1996, the Company entered into a Letter of Intent to acquire international distribution rights for the Midland Land Mobile Radio (LMR) products from Midland International Limited, a wholly owned subsidiary of Simmonds Capital Limited (SCL). Under the terms of the agreement, the primary markets include most of Western Canada, Mexico, South America, The Pacific Rim, Australia and Southeast Asia. This transaction was consummated on November 8, 1996. As a part of the agreement, the Company could receive up to $1,000,000 in credit for the purpose of acquiring inventory. To date, the Company has signed one three year note for $348,573.

  The terms of the November 8, 1996 acquisition calls for the Company to acquire the distribution rights to the Midland LMR products for the indicated international markets with a combination of 1,750,000 shares of the Company's common stock which was issued under Regulation S guidelines with 41 day holding period and 3,000,000 shares of Regulation S common stock with a 12 month holding period. For accounting purposes the restricted common stock was entered on the books at $367,500 and $630,000 respectively.


Due to Related Party.
---------------------

  A significant shareholder of the Company, loaned the Company $75,000 on March 15, 1994. This year, the Company signed a new note due in 1997. As of May 31, 1997 the outstanding balance on the 9% interest bearing note was approximately $10,600.

  In December 1995, the Company constructed its first 13 220 MHz communications systems and financed the systems for $1,047,900 through Ventel, Inc. In February 1996, the Company sold three of the financed, constructed systems.
In April 1997, the Company also sold one system and currently owes Ventel, Inc. $756,077 plus interest, a total of approximately $1,059,000. The Company plans to retire this note from the proceeds of its eventual sale of the balance of its constructed 220 MHz systems.

  In August 1996, the Company financed and constructed 13 additional "turn-key" communication systems through Securicor Ltd. The terms were $897,000, half in cash, half in common stock (1,150,000 shares at $0.39).

  In May 1997, the Company executed the purchase option under the Management Agreement of five constructed licenses. To date, the Company owns eleven of the 22 220 MHz communication systems and projects that additional license purchase options will be exercised during 1997.


Item 2.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

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



                Transaction                                      Amount
                -----------                                      ------
Gross sale at $168,000 per system paid as follows:

    Cash                                                         75,000
    1,150,000 shares ADC @ $0.39 per share                      448,500
    2,600,000 shares Ventel @ $0.11 per share                   286,000
    759,473 shares Intek Diversified @ $3.80 per share        2,886,500
                                                              ---------
         Total value as stated in the Agreement:              3,696,000
                                                              =========


  As noted, Intek will issue stock for payment of the net balance based upon a share price of $3.80. At the time of actual closing, the share price could be less than the $3.80 strike price.

  The Company will possibly attempt to settle the 3 year, 8% inventory note which was negotiated with Simmonds Communications Ltd. (SCL) in November 1996. The Company will strive to settle debt with Intek stock. The Company will net a significant number of Intek shares which can possibly be leveraged for cash as needed, depending on terms. However there can be no assurance of this until done.

  The Company entered the wholesale radio business as an adjunct to that of operating and providing radio dispatch services. With the decision to exit the 220 MHz market it also followed to somewhat modify ADC's original strategy for the land mobile radio product distribution business. After careful consideration ADC made the decision to sublicense territories and deploy certain assets in order to more aggressively pursue other opportunities.


                                                                    Original
              Assets                   Disposition                 Book Value
              ------                   -----------                 ----------
Option to purchase Midland     Currently under negotiation            N/A
  Europe Limited (MEL)

Exclusive US marketing         For sale or sub-license              $360,000
  rights to Midland 800 MHz
  LTR land mobile radios

Exclusive Midland LMR          ADC evaluating offers                $315,000
  marketing rights to
  Mexico and South America

Exclusive Midland LMR          Actually sub-licensed:               $315,000
  marketing rights for           evaluating option to
  Pacific Rim, Australia,        sale
  New Zealand, Thailand
  and Southeast Asia

Exclusive Midland LMR          Territory sub-licensed,              $367,500
  marketing rights to            option to own
  certain western Canada
  provinces



  The Midland marketing rights will be sub-licensed or sold on a negotiated basis with either 3 or 5 year payouts. In the transaction currently under negotiation the structure involves a cash down payment with ownership retained by ADC and a royalty paid by the purchasing party to ADC for a fixed term. The purchaser will have an option to buy at the end of that term with the royalty payments applied to and deducted from the principal. At the end of the term, it is anticipated that the amortized book value will be such that the sale is favorable to ADC. While it is expected that the disposition of the above assets will go according to plan and be favorable to the Company, there can be no assurance that such will be the case.

  Upon completion of the 220 MHz liquidation and full deployment of the remaining assets, the Company's profile will include reduction of shares outstanding by 1.150M. The Company will hold as much as 2.6 million shares of Ventel stock and, after satisfying the Ventel debt, will hold approximately 500K shares of Intek stock. Further, the company will have all of its assets deployed under some form of revenue agreement with the revenue applied against a predetermined purchase price. With the completion of the asset deployment the Company will have, ostensibly, fully disengaged from the radio business.

  The decision is also consistent with the Company's near-term objectives of employing assets in such a way as to realize immediate operating results by generating 1) short-term cash and 2) ongoing revenue streams.

  Concurrently ADC will look to acquire an existing operating company using assets realized from the sale of the constructed 220 systems. While the Intek stock has a twelve-month hold the Company would expect to leverage the stock, if necessary, to accomplish the acquisition. ADC has been and continues to look at possible acquisition alternatives.

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

  The acquisition of an operating company with cash flow is uppermost in ADC's plan to improve shareholder value. However, there can be no assurance this will be accomplished in a timely manner.


Liquidity and Capital Resources.
--------------------------------

  Cash on hand at quarter end was nominal in light of the Company's acquisition plan. During the quarter ended May 31, 1997, the Company raised $228,021 through sale of its Midland LTR products and the sale of one 220 MHz communications system.

  Through May 1997, the Company has executed the purchase options under the 220 MHz Management Agreements for all constructed licenses for their sale to Intek Diversified Corporation. Each of these 22 220 MHz communication systems are constructed and operational.

  Although the Company has been operational since January of 1996, historical lack of operating cash flow has meant that it has been dependent on sales of its securities, borrowings, leasehold financing or other extensions of credit. The Company intends to raise additional capital in the current fiscal year, either through the sale of equity securities or a combination of equity sales, borrowings and leasehold financing as needed according to the Company's acquisition plan. Market conditions will dictate what the Company can do in this regard.


Financial Conditions and results of operations.
-----------------------------------------------

  During the quarter ended May 31, 1997, total assets decreased from $4,014,745 to $3,665,254 and shareholders' equity decreased from $2,178,389 to $2,042,007. The ratio of current assets versus current liabilities is 2:1.
Cash on hand at May 31, 1997 was approximately $17,000. The Company expects this to change radically as it sheds its current assets as discussed earlier. It is anticipated that this will be of relative short duration with substantially greeter revenues realized from the acquisition of an operating company. While the Company believes this to be the direction it will take, there can be no assurances it will happen as planned.

  The Company incurred a loss of $136,382 during the quarter ended May 31, 1997. The activities during the fiscal quarter ended were mainly part of the sale of the Company's Midland LTR products and the sale of the Companies 220 MHz communication systems.


CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE
            SECURITIES LITIGATION REFORM ACT OF 1995
             American Digital Communications, Inc.

  This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company.
Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors which could cause actual results to differ materially from those indicated in such forward-looking statements. The most important factors that could cause actual results to differ from those expressed in the forward-looking state-ments include, but are not limited to the following:

  - The failure of the sale of the 220 MHz systems to Intek Diversified Corporation.

  - The inability to find a hign technology Company for purchase, acquisition, or merger.

  - The risk of business interruption arising from the Company's dependence on finding a new business.

  -  The Company's ability to manage potential expansion of operations.

  -  The Company's ability to attract and retain key personnel.

  - The Company's ability to respond to rapid technological changes within its sphere of interest or influence.

  -  Changes in rules and regulations of the Federal Communications
     Commission.

  -  Changes in economic conditions affecting the Company's customers.



          (Remainder of page left intentionally blank)




PART II.      Other Information.
--------------------------------

Item 6.       Exhibits and Reports on Form 8-K.
              ---------------------------------

Exhibits.     None.

EX-27         Financial Data Schedule

Form 8-K      None.


                           SIGNATURES
                           ----------

Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



DATE:   JULY 14, 1997              BY:
                                        /s/ R. Gene Klawetter
                                   ------------------------------------------
                                            R. Gene Klawetter
                                      President / CEO / Director



DATE:   JULY 14, 1997              BY:
                                       /s/ Daniel M. Smith
                                   ------------------------------------------
                                           Daniel M. Smith
                                     Acting Chief Financial Officer,
                                   Controller, Chief Accounting Officer