Form 10QSB
period 1997-08-31
AMERICAN DIGITAL COMMUNICATIONS INC
filed 1997-10-14
CIK 819927

SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC. 20549


                          FORM 10-QSB

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

               For the Quarter Ended August 31, 1997

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


          YES  X                             NO __


The number of shares outstanding of each of the Registrant's class of common equity, as of August 31, 1997 are as follows:


      Class of Securities                  Shares Outstanding
      -------------------                  ------------------
 Common Stock, $.0001 par value                24,468,407


   This quarterly report on Form 10-QSB contains  14   pages.



                             INDEX


      PART I       Financial Information

         Item 1.        Financial Statements

                        Balance Sheet...................   3

                        Statements of Operations........   5

                        Statements of Cash Flows........   6

                        Notes to Financial Statements...   7


         Item 2.        Management's Discussion and
                        Analysis or Plan of Operations..   10


      Cautionary Statement Pursuit to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.


      PART II.          Other Information

         Item 6.        Exhibits and Reports on Form 8-K   14

                          A)  Exhibit 27 Financial Data Schedule
                          B)  Form 8-K  -  None

                        Signature........................  14



                 AMERICAN DIGITAL COMMUNICATIONS, INC.
                            BALANCE SHEET
                             (UNAUDITED)


ASSETS                                            Aug. 31,     February 28,
                                                    1997           1997
                                                  --------     ------------
Current Assets:
  Cash                                              11,261         31,701
  Accounts receivable                                    -         21,110
  Notes Receivable                                   8,548          8,548
  Inventories                                      201,143        469,415
  Radio tower equipment and related
    licenses held for sale                       2,106,662      2,126,636
  Securities, free trading                         150,000              -
  Other current assets                               7,888          3,888
                                                 ----------     ----------
    Total current assets                         2,485,502      2,661,298



Property and equipment:
  Office equipment                                  50,052        125,052
  Furniture and fixtures                            26,082         26,082
                                                 ----------     ----------
                                                    76,134        151,134

    Less:    Accumulated depreciation              (69,328)      (142,286)
                                                 ----------     ----------
      Net property and equipment                     6,806          8,848



Other assets:
  Distribution rights, net of amortization         693,948      1,344,599

                                                 ----------     ----------
    TOTAL ASSETS                                 3,186,256      4,014,745
                                                 ==========     ==========


            See accompanying notes to financial statements.



                 American Digital Communications, Inc.
                           Balance Sheet
                            (UNAUDITED)


LIABILITIES AND SHAREHOLDERS' EQUITY                Aug. 31,    February 28,
                                                      1997          1997
                                                    --------    ------------
Current Liabilities:
  Accounts payable                                   78,168         149,531
  Accounts payable - related parties                 18,273           9,510
  Accrued payroll and payroll taxes                       -           4,933
  Accrued interest - related parties                248,471         248,471
  Accrued warranty liability                          7,802          10,373
  Notes payable                                      40,000          50,370
  Notes payable - related parties                    10,370          10,370
  Current portion of capital lease obligations        6,195           6,195
  Current portion of long term note                 756,077         806,077
                                                  ----------      ----------
    Total current liabilities                     1,165,356       1,295,460


Long term debt:
  Capital lease obligations                           3,047           5,597
  Long term note payable - licensee                  50,295               -
  Long term note payable - related party            348,575         535,299
                                                  ----------      ----------
    Total long term debt                            401,917         540,896


Shareholders' equity:
  Common stock, $.0001 par value; Unlimited
    shares authorized, issued and outstanding
    24,468,407 shares, issued and outstanding
    23,627,431 on February 28, 1997.                  2,447           2,363
  Additional paid in capital                      7,747,767       7,747,767
  Common stock subscribed                            93,300          93,300
  Accumulated deficit                            (6,224,531)     (5,665,041)
                                                 -----------     -----------
    Total shareholder's equity                    1,618,983       2,178,389


                                                 -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        3,186,256       4,014,745
                                                 ===========     ===========


            See acompanying notes to financial statements.



                American Digital Communications, Inc.
                     Statements of Operations
                            (UNAUDITED)



                                   Six Months Ended      Three Months Ended
                                       Aug. 31,                Aug. 31,
                                   1997       1996        1997        1996
                                   ----       ----        ----        ----
Revenue
  Equipment sales                113,275    337,070         254     138,685
  220  MHz equip. /
    Distribution rights          355,000          -     240,000           -
                                --------   ---------   ---------   ---------
      Total revenue              468,275    337,070     240,254     138,685


Costs and expenses:
  General and administrative     215,240    344,310      45,112      179,195
  Cost of equipment sales         81,667    384,819         254      177,598
  Cost of 220 MHz equip./
    Distribution rights          712,482          -     616,875            -
  Depreciation                    18,276     34,692       1,021       23,119
  Consulting fee / retainer            -     20,000           -       20,000
                               ----------  ---------   --------     ---------
    Total costs and expenses   1,027,665    783,821     663,262      399,912

                               ----------  ---------   --------     ---------
Net Loss:                       (559,390)  (446,751)   (423,008)    (261,227)
                               ----------  ---------   --------     ---------
Net loss per share of
  common stock                     (0.02)     (0.03)      (0.02)       (0.02)
                               ----------  ---------   ---------    ---------
Weighted average number of
 common shares outstanding    23,627,431  14,650,845   23,907,756  14,898,946
                              ----------- ----------   ----------  ----------


             See accompanying notes to financial statements.



                American Digital Communications, Inc.
                      Statements of Cash Flows
                            (UNAUDITED)


Increase (Decrease) in Cash                              Three Months Ended
                                                              Aug. 31,
                                                          1997        1996
                                                          ----        ----
Net cash used in operations
  Net loss                                             (423,008)   (307,229)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                         1,021      23,119
    Loss on sale of fixed assets                        376,875           -
    Issuance of stock for interest expense                    -           -
    Issuance of common stock for services and
      in conjunction with asset purchase agreements           -           -
    Changes in:
      Accounts receivable                                 2,952      55,689
    Inventory                                               254     144,170
    Other current assets                               (150,000)    (12,833)
    Accounts payable                                       (195)     93,919
    Accrued payroll and payroll taxes                         -           -
    Other accrued liabilities                           (52,316)    (83,483)
                                                       ---------    --------
Net cash used in operating activities                  (244,417)    (86,648)
                                                       ---------    --------
Cash flows from investing activities:
  Purchase of office and radio tower equipment                -    (897,000)
  License expenditures                                        -           -
  Deposits - payments                                         -           -
  Proceeds from sale of fixed assets                    240,000           -
                                                       ---------   ---------
Net cash provided by (used in) investing activities     240,000    (897,000)
                                                       ---------   ---------
Cash flows from financing activities:
  Proceeds from sale of common stock, net                     -     899,775
  Payments of capital lease obligations                  (1,275)      2,406
  Payments of note payable                                    -         623
                                                       ---------   ---------
Net cash provided by (used in) financing activities:     (1,275)    902,804
                                                       ---------   ---------
Increase (decrease) in cash                              (5,692)    (80,844)
                                                       ---------   ---------
Cash,  beginning of period                               16,953     116,726
                                                       ---------   ---------
Cash,  end of period                                     11,261      35,882
                                                       ---------   ---------


          See accompanying notes to financial statements.



               American Digital Communications, Inc.

                  Notes to Financial Statements
                        August 31, 1997

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


220 MHz Operations.
-------------------

  In 1991 the FCC had granted, through lottery, 3,300 licenses and 4 national licenses in the 220 MHz spectrum. An early lawsuit, however, brought by a disgruntled potential licensee froze any activity in the roll-out of the 220 industry. By 1994, the lawsuit was settled and 220 was launched in early April. ADC proceeded to acquire 500+ channels of 220 MHz spectrum and concurrently pursued funding to build out the licenses.


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


  As a result of the dynamics occurring throughout the wireless industry, 220 development was slow. To date, minimal national license build-out has occurred. It is estimated that less than 750 of the original 3,300 licenses have been built. The reason for this poor performance was lack of funding brought about by 1) construction deadline issues, 2) insufficient demand to generate product availability, 3) delay caused by the original lawsuit, 4) the spectrum auction process, 5) available funds diverted to other wireless activity, i.e. PCS, Digital Paging, IVDS, etc., and 6) a final set-in-stone construction deadline of 8/17/96. The Federal Government , as a result of item 6, will recapture a significant number of un-built licenses. In the late fall of 1997, the FCC will conduct 220 MHz spectrum auctions. This move will, in all probability, place a premium on the price of the new 220 MHz licenses awarded in the auction of which only a few large participants can take advantage.


  Nevertheless, the 220 MHz spectrum will be exploited and will eventually be successful... but only for a few larger aggregators who are emerging with the bulk of the existing licenses and who will have deep enough pockets to not only compete in the upcoming auctions but have sufficient capital to operate large networks.


  While ADC was unable to construct as many licenses as it had targeted during this time, the Company accomplished a great deal.
Twenty three licenses for a total of 115 channels were constructed and are operational. ADC was able to establish a strategic relationship with Simmonds Capital Ltd. SCL is the parent organization of Simmonds Electronics (of Canada). Midland International, Helix, Simmonds Distribution, PowerTel and a principal in Intek Diversified Inc. Intek is a merger between Securicor Radiocoms Ltd. (a significant manufacturer of 220 MHz radio equipment), RoamerOne (a large 220 MHz aggregator), and Midland International Corp. (a distributor of wireless radio equipment in the US) and is the largest 220 MHz operator in the United States. SCL and / or its affiliates own approximately 30% of ADC's stock and has been instrumental in ADC's success in building out the 23 systems. To a degree, ADC has become operational, even though cash flow is not yet at an acceptable level.

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


  In the quarter ended August 31, 1997, the Company completed the sale of its distribution rights of Midland LMR products in Mexico, South America, Pacific Rim, Australia, New Zealand, Thailand and
Southeast Asia. The transaction was completed with the exchange of 120,000 free trading shares of Intek Diversified common stock and the distribution rights. At the time of this transaction, Intek stock was valued at $2.00 per share. The causal effect of this necessary cash management strategy was a $390,000 write-down of the asset.
Concurrently, the Company's option to acquire Midland Europe Limited expired on June 30, 1997.


Due to Related Party.
---------------------

  A significant shareholder of the Company, loaned the Company
$75,000 on March 15, 1994. This year, the Company signed a new note due in 1997. As of August 31, 1997 the outstanding balance on the 9% interest bearing note was $10,370 plus accrued interest.


  In December 1995, the Company constructed its first 13 220
MHz communications systems and financed the systems for $1,047,900 through Ventel, Inc. In February 1996, the Company sold three of the financed, constructed systems. In April 1997, the Company also sold one system and currently owes Ventel, Inc. $756,077 plus interest, a total of approximately $1,004,548. The Company plans to retire this note from the proceeds of its Intek sale of the balance of its constructed 220 MHz systems.


  In August 1996, the Company financed and constructed 13 additional "turn-key" communication systems through Securicor Ltd. The terms were $897,000, half in cash, half in common stock (1,150,000 shares at $0.39). As a part of the terms of sale, this stock will be returned to the Company upon closing of the transaction with Intek Diversified.


  By June 1997, the Company executed the purchase option under the Management Agreement of all 22 constructed licenses. All licenses were transferred into the Company's name as of September 19, 1997.




Item 2.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

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

  The Company will possibly attempt to settle the 3 year, 8% inventory note which was negotiated with Simmonds Communications Ltd. (SCL) in November 1996. The Company will strive to settle debt with stock held by the Company. The Company will net a significant number of Intek shares which can possibly be leveraged for cash as needed, depending on terms. However there can be no assurance of this until done.

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



                                                                Original
          Assets                    Disposition                Book Value
          ------                    -----------                ----------
Exclusive US marketing rights       For sale or sun-license     $360,000
to Midland 800 MHz LTR land
mobile radios

Exclusive Midland LMR marketing     Territory sub-licensed,     $367,500
rights to certain western             option to own
Canadian provinces


  * The Company is presently receiving modest quarterly royalty payments in conjunction with this sub-license agreement.


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


  The Company feels confident it will be able to find a fit based on what it has to offer and what potential candidates are seeking. However, there can be no assurance that the Company can find and implement an acceptable core business strategy in a timely manner.


  On September 10, 1997, the Company announced its Letter of
Intent to acquire a majority of the assets of SCL Wireless Inc., whose principal business includes wireless broadband communications services. Additionally, included in the acquisition are the world-wide distribution rights and all assets of TrackPower and its associated operations.


  With TrackPower, the Company will become an applications specific content provider delivering a digital image signal throughout North America via wireless broadband communications. The specific application involves live horse racing and the opportunity to wager via interactive communications utilizing on-premise television i.e.. home, track, public establishment or theatre. The planned wireless broadband communications footprint will generally cover all of North America.


  As called for in the Letter of Intent, the Company would secure equity capital of approximately $1,000,000 in the form of a convertible Preferred Stock, convertible into common stock at a price of $1.00 per share. The contemplated investment, would be made by a consortium of participants involved in the horse industry and its associated activities.


  At the filling date of this report, this letter of Intent has not been consummated. There can be no assurance this will be accomplished.


Liquidity and Capital Resources.
--------------------------------

  Cash on hand at quarter end was nominal in light of the Company's acquisition plan. During the quarter ended August 31, 1997, the Company raised $240,000 through sale of its exclusive distribution rights for Midland LMR products in Mexico, South America, Pacific Rim, Australia, New Zealand, Thailand and Southeast Asia.


  Through August 1997, the Company has executed the purchase options under the 220 MHz Management Agreements for all constructed licenses for their sale to Intek Diversified Corporation. Each of these 22 220 MHz communication systems are constructed and operational. In the main, most licensees accepted stock as payment for the license. However, five licensee did accept a 3 year note for $50,295 as a part of this activity.

  Under the terms and conditions of the Management Options Agreement entered into by each licenseholder, the Company was obligated to certain construction payments to each licensee. In addition, the Agreement specified a purchuse option payment due the licensee should the Company wish to exercuise its purchuse option rights. In order to sell the systems to Intek Diversified, all purchase option were exercised.

  The construction and purchase option payments were made in a combination of long term notes, cash, Company stock and Intek Diversified shares. A breakout of the total payments is as follows.

      Construction Payments                      65,000
      Purchase Option Payments                  261,000
                                                -------
        TOTAL                                   326,000

      Cash                                       48,000
      Notes                                      50,000
      Intek Shares to be Isuued*                 42,601
        $ Value of Shares                       138,000
      ADC Shares Issued                         331,942
        $ Value of Shares                        90,000
                                                -------
        TOTAL                                   326,000

  * Shares to be issued to licensees as soon as licenses are transferred to Intek Diversified.


  Although the Company has been operational since January of 1996, historical lack of operating cash flow has meant that it has been dependent on sales of its securities, borrowings, leasehold financing or other extensions of credit. The Company intends to raise additional capital in the current fiscal year, either through the sale of equity securities or a combination of equity sales, borrowings and leasehold financing as needed according to the Company's new line of business plan. Market conditions will dictate what the Company can do in this regard.


Financial Conditions and Results of Operations.
-----------------------------------------------

  During the quarter ended August 31, 1997, total assets decreased from $3,665,254 to $3,186,256 and shareholders' equity decreased from $2,042,007 to $1,618,983. The ratio of current assets versus current liabilities is 2:1. Cash on hand at August 31, 1997 was approximately $11,000. The Company expects this to change radically as it sheds its current assets as discussed earlier. It is anticipated that this will be of relative short duration with substantially greater revenues realized from the acquisition of a new line of business. While the Company believes this to be the direction it will take, there can be no assurances it will happen as planned.


  The Company incurred a loss of $423,008 during the quarter ended August 31, 1997. The activities during the fiscal quarter ended were mainly part of the sale of the Company's Distribution Rights of Midland LMR products in Mexico, South America, Pacific Rim, Australia, New Zealand, Thailand, and Southeast Asia.



              CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR
           PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM
                             ACT OF 1995
                 American Digital Communications, Inc.


  This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors which could cause actual results to differ materially from those indicated in such forward-looking statements. The most important factors that could cause actual results to differ from those expressed in the forward-looking statements include, but are not limited to the following:

  - The failure of the Company's ability to close the current outstanding letter of intent.

  - The Company's inability to launch its new line of business as planned.

  - The inability to find a high technology Company for purchase, acquisition, or merger.

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




DATE:   OCTOBER 14, 1997               BY:
                                           /s/   R. Gene Klawetter
                                          -----------------------------
                                                 R. Gene Klawetter
                                             President / CEO / Director



DATE:   OCTOBER 14, 1997               BY:
                                          /s/   Daniel M. Smith
                                          -----------------------------
                                                Daniel M. Smith
                                        Acting Chief Financial Officer,
                                     Controller, Chief Accounting Officer