Form 10QSB
period 1997-11-30
AMERICAN DIGITAL COMMUNICATIONS INC
filed 1998-01-15
CIK 819927

SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC. 20549


                          FORM 10-QSB

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

               For the Quarter Ended November 30, 1997

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


          YES  X                             NO __


The number of shares outstanding of each of the Registrant's class of common equity, as of November 30, 1997 are as follows:


      Class of Securities                  Shares Outstanding
      -------------------                  ------------------
 Common Stock, $.0001 par value                23,448,407


   This quarterly report on Form 10-QSB contains  14   pages.



                             INDEX


      PART I       Financial Information

         Item 1.        Financial Statements

                        Balance Sheet...................   3

                        Statements of Operations........   5

                        Statements of Cash Flows........   6

                        Notes to Financial Statements...   7


         Item 2.        Management's Discussion and
                        Analysis or Plan of Operations..   9


      Cautionary Statement Pursuit to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.


      PART II.          Other Information

         Item 6.        Exhibits and Reports on Form 8-K   14

                          A)  Exhibit 27 Financial Data Schedule
                          B)  Form 8-K  -  None

                        Signature........................  14



                 AMERICAN DIGITAL COMMUNICATIONS, INC.
                            BALANCE SHEET
                             (UNAUDITED)


ASSETS                                            Nov. 30,     February 28,
                                                    1997           1997
                                                  --------     ------------
Current Assets:
  Cash                                              25,685         31,701
  Accounts receivable                                    -         21,110
  Notes Receivable                                   8,548          8,548
  Inventories                                      201,143        469,415
  Radio tower equipment and related
    licenses held for sale                               -      2,126,636
  Securities, free trading                          21,873              -
  Other current assets                                   -          3,888
                                                 ----------     ----------
    Total current assets                           257,249      2,661,298



Property and equipment:
  Office equipment                                  50,052        125,052
  Furniture and fixtures                            26,082         26,082
                                                 ----------     ----------
                                                    76,134        151,134

    Less:    Accumulated depreciation              (70,349)      (142,286)
                                                 ----------     ----------
      Net property and equipment                     5,785          8,848



Other assets:
  Distribution rights, net of amortization         693,948      1,344,599
  Securities, restricted                         1,589,847              -
                                                 ----------     ----------
   Total other assets                            2,271,717      1,344,599

    TOTAL ASSETS                                 2,534,751      4,014,745
                                                 ==========     ==========


            See accompanying notes to financial statements.



                 American Digital Communications, Inc.
                           Balance Sheet
                            (UNAUDITED)


LIABILITIES AND SHAREHOLDERS' EQUITY                Nov. 30,    February 28,
                                                      1997          1997
                                                    --------    ------------
Current Liabilities:
  Accounts payable                                   68,562         149,531
  Accounts payable - related parties                 14,273           9,510
  Accrued payroll and payroll taxes                       -           4,933
  Accrued interest - related parties                      -         248,471
  Accrued warranty liability                          7,802          10,373
  Notes payable                                      20,000          50,370
  Notes payable - related parties                    10,370          10,370
  Current portion of capital lease obligations        6,195           6,195
  Current portion of long term note                       -         806,077
                                                  ----------      ----------
    Total current liabilities                       127,202       1,295,460


Long term debt:
  Capital lease obligations                           1,772           5,597
  Long term note payable - licensee                  50,295               -
  Long term note payable - related party            348,575         535,299
                                                  ----------      ----------
    Total long term debt                            400,642         540,896


Shareholders' equity:
  Common stock, $.0001 par value; Unlimited
    shares authorized, issued and outstanding
    23,448,407 shares, issued and outstanding
    23,627,431 on February 28, 1997.                  2,345           2,363
  Additional paid in capital                      7,759,767       7,747,767
  Common stock subscribed                            91,000          93,300
  Accumulated deficit                            (5,846,205)     (5,665,041)
                                                 -----------     -----------
    Total shareholder's equity                    2,006,907       2,178,389


                                                 -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        2,534,751       4,014,745
                                                 ===========     ===========


            See acompanying notes to financial statements.



                American Digital Communications, Inc.
                     Statements of Operations
                            (UNAUDITED)



                                  Nine Months Ended      Three Months Ended
                                       Nov. 30,                Nov. 30,
                                   1997       1996        1997        1996
                                   ----       ----        ----        ----
Revenue
  Equipment sales                113,275    506,312            -    169,242
  220  MHz equip. /
    Distribution rights        4,051,000          -    3,696,000          -
                                --------   ---------   ---------   ---------
      Total revenue              468,275    337,070      240,254    138,685


Costs and expenses:
  General and administrative     302,691    525,422       87,451     171,113
  Cost of equipment sales         81,667    582,713            -     197,893
  Cost of 220 MHz equip./
    Distribution rights        3,941,784          -    3,229,302           -
  Depreciation                    19,297     37,816        1,021      13,122
  Consulting fee / retainer            -     20,000           -            -
                               ----------  ---------   --------     ---------
    Total costs and expenses   4,345,439  1,165,951    3,317,774     382,128

                               ----------  ---------   --------     ---------
Net Loss:                       (181,164)  (659,639)    378,226     (212,886)
                               ----------  ---------   --------     ---------
Net loss per share of
  common stock                     (0.01)     (0.03)       0.02        (0.01)
                               ----------  ---------   ---------    ---------
Weighted average number of
 common shares outstanding    23,627,431  16,371,652   23,448,407  17,763,655
                              ----------- ----------   ----------  ----------


             See accompanying notes to financial statements.



                American Digital Communications, Inc.
                      Statements of Cash Flows
                            (UNAUDITED)


Increase (Decrease) in Cash                              Three Months Ended
                                                              Nov. 30,
                                                          1997        1996
                                                          ----        ----
Net cash used in operations
  Net loss                                              378,226   (212,886)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                        13,099      23,120
    Loss on sale of fixed assets                              -           -
    Issuance of stock for interest expense                    -           -
    Issuance of common stock for services and
      in conjunction with asset purchase agreements           -           -
    Changes in:
      Accounts receivable                                     -      24,715
    Inventory                                                 -    (266,782)
    Other current assets                                136,015      15,133
    Accounts payable                                    (13,606)    (22,615)
    Accrued payroll and payroll taxes                         -           -
    Other accrued liabilities                           526,513     (57,596)
                                                       ---------    --------
Net cash used in operating activities                 1,040,247    (496,911)
                                                       ---------    --------
Cash flows from investing activities:
  Purchase of office and radio tower equipment                -     (63,909)
  License expenditures                                        -           -
  Deposits - payments                                         -     525,798
  Proceeds from sale of fixed assets                          -           -
                                                       ---------   ---------
Net cash provided by (used in) investing activities           -    (461,889)
                                                       ---------   ---------
Cash flows from financing activities:
  Proceeds from sale of common stock, net                     -      47,800
  Payments of capital lease obligations                  (1,275)      2,000
  Payments of note payable                           (1,024,548)        423
                                                       ---------   ---------
Net cash provided by (used in) financing activities: (1,025,823)     50,223
                                                       ---------   ---------

Increase (decrease) in cash                              14,424      15,201
                                                       ---------   ---------
Cash,  beginning of period                               11,261      35,882
                                                       ---------   ---------
Cash,  end of period                                     25,685      51,083
                                                       ---------   ---------


          See accompanying notes to financial statements.



               American Digital Communications, Inc.

                  Notes to Financial Statements
                        November 30, 1997

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


Due to Related Party.
---------------------

  A significant shareholder of the Company, loaned the Company
$75,000 on March 15, 1994. This year, the Company signed a new note due in 1997. As of November 30, 1997 the outstanding balance on the 9% interest bearing note was $10,370 plus accrued interest.


  In December 1995, the Company constructed its first 13 220
MHz communications systems and financed the systems for $1,047,900 through Ventel, Inc. In February 1996, the Company sold three of the financed, constructed systems. In April 1997, the Company also sold one system and had owned Ventel, Inc. $756,077 plus interest, a total of approximately $1,004,548. The Company has retire this note from the proceeds of its sale.

  In August 1996, the Company financed and constructed 13 additional "turn-key" communication systems through Securicor Ltd. The terms were $897,000, half in cash, half in common stock (1,150,000 shares at $0.39). As a part of the terms of sale, this stock was returned to the Company upon closing of the transaction with Intek Diversified in November 1997.



Item 2.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

  On April 15, 1997, the Company and Intek Diversified
Corporation (Intek) of Torrance, California reached an agreement and entered into a letter of intent by which Intek acquired ADC's 22 constructed 220 MHz systems.


  Under the terms of the contract, Intek paid ADC $75,000 prior to closing. Part of the purchase price wass paid by returning to the Company 1,150,000 shares of ADC common which was issued in August, 1996 at $0.39 per share as partial payment to finance the acquisition of Securicor transmitter equipment. Additionally, ADC received 2.7 million shares of Ventel, Ltd. stock currently held by Intek at $0.11 per share or $286,000. The total value of this transaction, as stated in the Agreement, was approximately $3.7 million.



                 Transaction                                Amount
                 -----------                                ------
Gross sale at $168,000 per system paid as follows:

    Cash                                                     75,000
    1,150,000 shares ADC @ $0.39 per share                  448,500
    2,700,000 shares Ventel @ $0.11 per share               286,000
    759,473 shares Intek Diversified @ $3.80 per share    2,886,500
                                                          ---------
Total value as stated in the Agreement:                   3,696,000
                                                          =========


  As noted, Intek issued stock for payment of the net balance based upon a share price of $3.80. At the time of actual closing, the share price was less than the $3.80 strike price.

  The Company has been in discussions to settle the 3 year, 8% inventory note which was negotiated with Simmonds Communications
Ltd. (SCL) in November 1996. The Company, after settling its debt with Ventel Inc., netted approximately 418,000 Intek shares which can possibly be leveraged for cash as needed, depending on terms. However there can be no assurance of this until done.

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


  The Midland marketing rights have been sub-licensed or sold on a negotiated basis with either 3 or 5 year payouts. In the transactions negotiated, the structure involves a cash down payment with ownership retained by ADC and a royalty paid by the purchasing party to ADC for a fixed term. The purchaser will have an option to buy at the end of that term with the royalty payments applied to and deducted from the principal. At the end of the term, it is anticipated that the amortized book value will be such that the sale is favorable to ADC. While it is expected that the disposition of the above assets will go according to plan and be favorable to the Company, there can be no assurance that such will be the case.


  In the quarter ended November 30, 1997, the 220 MHz liquidation and full deployment of the remaining assets was completed. The Company's 220 MHz liquidation included reductionof shares outstanding by 1.15M. The Company will hold as much as 2.7 million shares of Ventel stock, and with satisfying the Ventel debt, now holds approximately 418K shares of Intek stock. Further, the company has all of its assets deployed under some form of revenue agreement with the revenue applied against a predetermined purchase price. With the completion of the asset deployment the Company has fully disengaged from the radio business.


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


  On December 3, 1997, the Company announced its finalization of the LOI announced September 10, 1997. The closing of this agreement is scheduled for the first quarter of 1998. This closing calls for the issuance to SCL $1,000,000 face value in the form of a convertible preferred stock, convertible into 1,000,000 ADC common shares. Additionally, ADC will issue to SCL warrants to purchase 500,000 common shares at an exercised price of $2.00.



Liquidity and Capital Resources.
--------------------------------

  Cash on hand at quarter end was nominal in light of the Company's acquisition plan. During the quarter ended November 30, 1997, the Company completed the sale of all 22 220 MHz systems for approximately 3.7M.


  Through August 1997, the Company executed the purchase options under the 220 MHz Management Agreements for all constructed licenses for their sale to Intek Diversified Corporation. Each of these 22 220 MHz communication systems were constructed and became operational. In the main, most licensees accepted stock as payment for the license. However, five licensee did accept a 3 year note for a total of $50,295 as a part of this activity.

  Under the terms and conditions of the Management Options Agreement entered into by each licenseholder, the Company was obligated to certain construction payments to each licensee. In addition, the Agreement specified a purchuse option payment due the licensee should the Company wish to exercise its purchuse option rights. In order to sell the systems to Intek Diversified, all purchase option were exercised.

  The construction and purchase option payments were made in a combination of long term notes, cash, Company stock and Intek Diversified stock. A breakout of the total payments is as follows.

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

  * Shares were issued to licensees as soon as licenses were transferred to Intek Diversified.


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


Financial Conditions and Results of Operations.
-----------------------------------------------

  During the quarter ended November 30, 1997, total assets decreased from $3,186,256 to $2,534,751 and shareholders' equity increased from $1,618,983 to $2,006,907. The ratio of current assets versus current liabilities is 2:1. Cash on hand at November 30, 1997 was approximately $25,000. The Company expects this to change radically as it sheds its current assets as discussed earlier. It is anticipated that this will be of relative short duration with substantially greater revenues realized from the acquisition of a new line of business. While the Company believes this to be the direction it will take, there can be no assurances it will happen as planned.


  The Company realized a profit of $378,226 during the quarter ended November 30, 1997. The activities during the fiscal quarter ended were mainly part of the sale of the Company's 220 MHz communicatio systems.



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




DATE:   JANUARY 14, 1997               BY:
                                           /s/   R. Gene Klawetter
                                          -----------------------------
                                                 R. Gene Klawetter
                                             President / CEO / Director



DATE:   JANUARY 14, 1997               BY:
                                          /s/   Daniel M. Smith
                                          -----------------------------
                                                Daniel M. Smith
                                        Acting Chief Financial Officer,
                                     Controller, Chief Accounting Officer