Form 10KSB
period 1998-03-31
AMERICAN DIGITAL COMMUNICATIONS INC
filed 1998-06-15
CIK 819927

As filed with the Securities and Exchange Commission on June 15, 1998

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ending February 28, 1998           Commission File No. 000-28506

                      AMERICAN DIGITAL COMMUNICATIONS, INC.
               (Exact name of registrant as specified in charter)

             WYOMING                                   13-3411167
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

       745 FIFTH AVENUE, SUITE 900                    (212) 486-7424
           NEW YORK, NY 10151               (Registrant's Telephone No. incl.
(Address of Principal Executive Offices)       area code)

       Securities registered pursuant to     None
       Section 12(b) of the Act:

       Securities registered pursuant to     None
       Section 12(g) of the Act:

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ( x) No ( )

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation SB is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ( ).

         Based on the closing high bid price on June 2, 1998 as reported by the National Association of Securities Dealer's Over The Counter electronic bulletin board, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $4,260,150.

         On June 2, 1998, the number of shares outstanding of the registrant's Common Stock was 24,277,886.

         Portions of the registrant's definitive proxy statement, which will be filed within 120 days of February 28, 1998, are incorporated by reference into
Part III.

         Transitional Small Business Disclosure Format (Check One):  Yes   No  X

================================================================================

                                     PART I

         ITEM 1. DESCRIPTION OF BUSINESS

         Certain  matters   discussed  in  this  Annual  Report  may  constitute
forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's goals. The Company's actual results, performance, or achievements may differ from those expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see Item 6 Management's Discussion and Analysis or Plan of Operations.

         INTRODUCTION

        American Digital Communications, Inc. ("American Digital", "ADC" or the "Company") is a corporation organized June 30, 1993 under the laws of the state of Wyoming.

        The Company's offices are located at 745 Fifth Avenue, New York, NY 10151 (telephone number 212-486-7424 and fax number 212-486-7352) and 580
Granite Court, Pickering, Ontario L1W 3Z4 (telephone number 905-837-9909 and fax number 905-837-1139).

        ADC is the successor to Mont Rouge Resources, Inc. ("Mont Rouge") a New York corporation organized on March 19, 1987. Mont Rouge completed a small public offering in 1987 and in March 1988 acquired American Fidelity Holding Corporation, a Delaware corporation, in a stock -for-stock exchange. The acquisition was rescinded in 1989 and Mont Rouge became dormant until early 1993 when it was redomiciled to the State of Wyoming.

         220 MHZ OPERATIONS

         In recent years ADC acquired a series of 220 Mhz licenses. The acquisition strategy was to aggregate as many licenses as possible in order to offer a low cost analog alternative to digital 800 and 900 Mhz spectrum.
Funding for this strategy was very difficult.

         During the current year the Company reviewed its strategic direction concerning the implementation of a 220 Mhz spectrum system. Based on certain developments occurring in the industry, ADC determined that it would be unable to operate effectively and profitably, at the requisite scale, an analog dispatch system. As such, management decided to take advantage of an opportunity to dispose of its tower sites and licenses to a large 220 Mhz aggregator, and free up its investment in the 220 Mhz spectrum.

         MIDLAND DISTRIBUTION RIGHTS

         Between December 1995 and November 1996, ADC acquired Midland Land Mobile Radio distribution rights. The rights included exclusive Midland 800 Mhz rights in the United States, exclusive international (defined as Mexico, South America, Pacific Rim, Australia, New Zealand, Thailand and Southeast Asia) rights for all Midland radios and the rights to certain western Canadian provinces.

         During the year the Company decided to place for sale or sub-license it's Midland distribution rights. The commercial success of these rights was contingent upon the Company's ability to invest in product development and generate sufficient working capital to ensure the uninterrupted supply of competitive products. The delays encountered in disposing of the 220 Mhz systems contributed to a shortfall in working capital. During the year the Company was able to divest, by way of sale or sub-license, all of it's Midland distribution rights except for the United States LTR rights.

         The carrying value of the western Canadian distribution rights were written down during the year by approximately $120,000 due to a decline in projected royalties to be received from the sub-licensee.

The United States LTR distribution rights, which have not been sold or sub-licensed, have been written off in the interests of conservatism. The Company was not able to make the necessary investment in product development and did not possess the required working capital to ensure the commercial success of these rights.

         TRACKPOWER TECHNOLOGY ACQUISITION.

         On January 28, 1998, the Company acquired certain development-stage assets of Simmonds Capital Limited ("SCL"), including trademarks, information and communications technology and contractual rights.

         In consideration of the acquisition, the Company issued to SCL:

         (i) 1,000,000 shares of convertible preferred stock of the Company, and

        (ii) warrants to purchase 500,000 shares of common stock of the Company, at an exercise price of $2.00 per share.

         The preferred stock is convertible into ADC common shares at $1 per share at any time, has a liquidation preference of $1.00 per share, has a cumulative dividend rate of 6% for the first two years and 7% thereafter, payable semi-annually in cash or shares of ADC, is redeemable by the Company at anytime and is not redeemable by the holder.

         The warrants are exercisable in whole or in part prior to January 31, 2001.

         The Company also agreed to pay to SCL an amount equal to 10% of the Company's earnings before interest, taxes, depreciation and amortization, up to a maximum of $1.5 million, payable within 90 days of the end of the Company's first fiscal year in which retained earnings position becomes positive.

        In addition the Company agreed to assume $300,000 of accounts payable and certain lease obligations of SCL.

         Lastly, the Company agreed to pay SCL a monthly fee of $25,000 per month for the services of those employees who became officers of ADC and office space provided by SCL.

         ONTARIO JOCKEY CLUB JOINT VENTURE

         ADC entered into various agreements (collectively, the "OJC Agreement") on February 28, 1998 with the Ontario Jockey Club ("OJC") to develop the TrackPower business through a joint venture named TrackPower International Inc. ("TPI"). The OJC is one of the oldest and the Company believes, one of most respected racing institutions in North America. In addition to providing more live horse racing product than any other North American track, the Company believes it holds a leading position in the industry for progress and innovation, particularly with respect to exploiting new technologies. The OJC Agreement provides that, under certain conditions, OJC will invest cash and provide to TPI the following:

        - carriage of the full complement of OJC live racing product
        - use of its wagering systems and interfaces
        - licensing to conduct wagering, and the ability to receive wagers from around the world.

         The joint venture was established to design and develop the new system and receive the wagering income in connection therewith. Apart from the joint venture, ADC will receive monthly subscription fees directly from subscribers and will be responsible for the marketing of the service, subscriber management and the distribution of set top boxes.

         The initial funding of the joint venture will be $1.4 million ($0.7 million each from OJC and ADC), all further funding will be provided by ADC. ADC is currently negotiating this funding. It is anticipated that the sale of the Company's Intek stock during fiscal year ended February 28, 1999 will provide a portion of the additional funding required. The Intek stock is currently pledged as security (see note 11 to the financial statements), however excess coverage exists at this date. Under the terms of the OJC Agreement, OJC is not required to contribute its portion of the initial funding of TPI unless and until ADC contributes its portion. ADC is also obligated to fund continuing operating losses for the first three years.

         Under the terms of the OJC agreement, ADC will receive a portion of the wagering revenue until TPI repays the ADC funding.

         PLAN OF OPERATIONS

         Upon full development, the assets acquired from SCL, are expected to enable ADC to develop a new in-home wagering system featuring multiple channels of real-time digital horse racing video and data.

         The principal service intended to be provided by ADC, through the joint venture, will be the capability to place wagers on live horse racing from a subscriber's home. ADC will be paid a monthly subscription fee by the subscriber directly (i.e. not through the joint venture). The intended market for this service will be North America, initially, and globally through other joint ventures or alliances.

         The distribution method for this service is intended to be converted from an existing Multi-point Microwave Distribution System ("MMDS") in Southern Ontario to a satellite based system with a footprint of substantially all of North America. Distribution of in-home hardware required for the service is the responsibility of ADC, not the joint venture. The Company is in negotiations to out-source this and other components of the business.

         The implementation of the new service in North America is planned in three stages, the first being the conversion from MMDS to a satellite service throughout North America, the second adding more horse racing data to the signal stream and a new television user interface and the last being the ability to wager interactively on the television screen using a remote control, set top box and telephone line.

         Most wagering growth in the past several years in North America has been through simulcasting and off-track wagering. Competitors have tried to join the off-track trend through Telephone Account Betting ("TAB") and a combination of TAB and limited local cable TV coverage. The Company believes the horse racing industry is maturing and on track attendance is declining, increasing the need for new methods of reaching customers. There are several competitors nearing launch who will attempt to address the shortcomings of the existing TAB business. A competitor recently announced the imminent launch of what is believed to be a similar service to TrackPower. The Company is investigating the competitive threat. At this stage, management believes that, based on the competitive advantage gained through their MMDS experience in Southern Ontario, the TrackPower offering will be a superior interactive service.

         A principal supplier of the horse racing product is the OJC. The company will also seek to negotiate other content agreements with major horse racing tracks in North America. The suppliers of the necessary satellite infrastructure hardware are being selected and contractual provisions are being negotiated. The suppliers are expected to involve major industry participants.

         The Company also intends to market the service to Horsemen (breeders, owners, trainers, etc.). There are over 2.5 million direct participants in the horse industry in North America.

         As part of the SCL transaction, ADC acquired the use of the trademark "TrackPower", which is a service employed using an MMDS system in Southern Ontario. The Company believes that the TrackPower name has a base of recognition and will serve as the key name for the service.

         In terms of gaming regulations, the environment in the United States can be divided between State Regulations and Federal Regulations. TAB and gaming in general is regulated at the state level. TAB is legal in several states. The majority of states permit pari-mutuel wagering and do not specifically address TAB. Nine states expressly forbid TAB and TPI will avoid taking wagers from these states. The recent trend however has been the liberalization of TAB regulations.

         The federal statutory regime that applies to pari-mutuel wagering is known as the Federal Wire Act. The Federal Wire Act prohibits the interstate/international transmission of bets or wagers, but does permit the interstate/international transmission of "information assisting in the placing of bets or wagers" when betting on a particular event is legal at the transmission's point of origin and terminus. The Company has taken the position that so long as the account from which an individual places a wager is located at the site where the wager is accepted, the telephone call that initiates the wager merely transmits information assisting in the placement of the wager; the telephone call does not constitute the wager itself. The Company believes that this distinction places its proposed activity within the scope of conduct that is permitted under the Federal Wire Act. The Department of Justice has taken no formal position with regard to telephone betting on horse racing. This has been broadly interpreted as approval by most racing organizations. The TAB systems in operation are conducting business with the approval and sanction of state racing commissions and their legal offices.

         The Kyl Bill, recently tabled in Washington, is designed to control illegal activity on the Internet. Its provisions are very broad and encompass all forms of gaming and telecommunication. The Company believes that the bill will pass but will likely contain exemptions for currently legal activity such as horse race wagering, TAB and simulcasting. Passage of the Kyl Bill, in whatever form, may have implications beyond the specific language of the Bill; by, for example, prompting the Department of Justice to articulate a clear interpretation of the Federal Wire Act and/or clarifying the legislative intent of the Federal Wire Act through the legislative history that is expected to accompany passage of the Kyl Bill.

         In terms of satellite service regulations, the Company believes the Federal Communications Commission ("FCC") regulations regime allows the Company the opportunity to offer TrackPower to the North American market as a satellite service from within the U.S. Use of a U.S. satellite could further subject the business to the scope of the Federal Wire Act, subsection (d) of which requires that common carriers terminate the services of any facility that may be operating in violation of the Federal Wire Act upon written notice from a federal, state or local law enforcement agency. Thus, distribution of, for example, live horse racing coverage, with associated wagering, via a U.S. satellite could be terminated upon demand by an appropriate law enforcement agency. The Company is not aware that such demand has ever been made in similar circumstances. The Company may also have the option of originating from Canada. The Company has an offer to originate the satellite service from Canada, from a Canadian satellite operator. The Company is deciding which satellite service strategy to pursue.

         There can be no assurance that new federal of state statutes of regulations, or new interpretations under existing statutes or regulations, including the Federal Wire Act, will not have a material adverse effect in the business, operations or prospects of the Company.

         TAB was legalized in Canada in 1982 under the Criminal Code and is regulated by the Canadian Pari-Mutuel Association ("CPMA"). The CPMA has defined "Home Market Areas" to protect local racing. In doing so they have assigned each track a geographical region from which only they can receive wagers on horse racing. The OJC joint venture agreement provides access to their home market area.

     The Company had in its employ as of February 28, 1998, seven full-time salaried employees.

        ITEM 2. DESCRIPTION OF PROPERTY

        The Company maintains a leased office at 745 Fifth Avenue, New York, NY 10151. Certain officers of the Company maintain offices at 580 Granite Court, Pickering, Ontario, L1W 3Z4, Canada. Until May 15, 1998 the Company maintained an office in Denver, Colorado. The Denver office was closed and the Company entered into a sublease for the premises, co-terminus with the primary lease, in an amount equal to the rent payable under the primary lease.

        ITEM 3. LEGAL PROCEEDINGS

        The Company is not a party to any pending litigation or any proceeding contemplated by a governmental authority.

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of the security holders of the Company.

                  (REMAINDER OF PAGE LEFT INTENTIONALLY BLANK)

                                     PART II

        ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock trades in the over-the-counter market (symbol
ADCM) on the OTC Electronic Bulletin Board operated by the National Association of Securities Dealers, Inc. The table below sets forth the high and low bid quotations for the common stock for the fiscal years ended February 28, 1998 and 1997.

                               FISCAL YEAR ENDED      FISCAL YEAR ENDED
                                    2/28/98                 2/28/97
                                    -------                 -------

                               HIGH          LOW           HIGH         LOW
FIRST QUARTER                 10/64         1/16              1         1/2
SECOND QUARTER                19/64         3/64            19/32       5/16
THIRD QUARTER                 25/64         9/64           15/32        1/4
FOURTH QUARTER                26/64         2/16           19/64        9/64



        These quotations reflect only inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

        SHAREHOLDERS

        On June 2, 1998, the Company had 186 shareholders of record. The Company
believes  it  has  approximately   336  shareholders   including  holders  whose
securities are held in street name or nominee accounts.

        DIVIDENDS

        The Company has never paid a cash dividend on its common stock and does not expect to pay one in the foreseeable future. Payment of dividends in the future will depend on the Company's earnings and its cash requirements at that time.

        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        OVERVIEW

         During fiscal year 1998 the Company followed through on the strategic decision to divest the existing operating assets and seek a new business focus. All of the 220 Mhz systems and most of the Midland distribution rights were sold during the year. The new business initiative, consummated through a transaction with Simmonds Capital Limited on January 28, 1998, is the development of a satellite based in-home electronic wagering system for horse racing content. The new business, called TrackPower, will be operated in part through a new joint venture with the Ontario Jockey Club (the "OJC"). The Company will not receive any revenue from the new business until the launch of the service, currently projected to be the fall of 1998. Revenues until that time will be from royalties attributable to Midland distribution right sub-license agreements.

        FINANCIAL CONDITION

        During the year ended February 28, 1998, total assets decreased from $4,014,745 to $1,842,798 and shareholders equity decreased from $2,178,389 to $1,269,524. The decrease in assets represents the sale of the 220 Mhz systems, sale of certain of the Midland distribution rights and write-down of the other distribution rights. The decrease in shareholders equity is a result of the loss from operations. The Company had accumulated a deficit of $6,905,424 compared to a year earlier of $5,665,041. Accumulated other comprehensive income was $144,132 at February 28, 1998.

        The Midland distribution rights to certain territories in western Canadian provinces which have been sub-licensed to a third party were written down by $119,542, to $201,672. The write down is a result of a decline in projected royalties to be received from the sub-licensee.

        Due to a significant decline in sales the United States, Midland 800 Mhz distribution rights previously recorded in the records of the company at $357,323, were written off as at February 28, 1998. The reason for this write-down is that the Company was not able to make the necessary investment in product development and did not possess the required working capital to ensure commercial success. It is the intention of ADC to dispose of these rights, however a prospective purchaser has not been identified.

        The Intek and Ventel securities acquired in exchange for the sale of the 220 Mhz systems and are still held at year end were adjusted to market values. The Intek securities (418,381 common shares) were valued at $1,117,077 and 1,344,446 Ventel common shares were valued at $92,767.

        The TrackPower intangible assets acquired in the Simmonds Capital Limited transaction have been valued at $398,412. The basis for this valuation is cash equivalent of the liabilities assumed and the ADC common share equivalent of the preferred stock discounted from trading levels on closing date.

        RESULTS OF OPERATIONS

        As described in the overview, the operating results of the Company during fiscal 1998 were affected by the disposal of many of the operating assets.

        Revenue from operations during the year was $2,758,689 compared to $596,507 the prior year. Included in revenue for the current year was the sale of 22 of the Company's 220 Mhz licenses at $2,638,219, representing a gain of $479,326.

        Included in the results for the current year was the sale of the international Midland distribution rights for the territories of Mexico, South America, Pacific Rim, Australia, New Zealand, Thailand and Southeast Asia, at a loss of $324,375.

        Total costs and expenses, excluding the cost of sale of the 220 Mhz systems, increased less than 1% from $1,828,909 during fiscal 1997 to $1,840,179 in 1998. General and administrative expenses declined 29% from $923,795 to $652,927.

        The basic and diluted loss per common share in 1998 was $0.05 compared to $0.07 in 1997.

        As mentioned above, the Company is expected to experience material pre-operating losses attributable to the implementation of the TrackPower business.

        LIQUIDITY AND CAPITAL RESOURCES

        The liquidity and capital resources of the Company were adversely affected by the Company's operations during the fiscal year ended February 28, 1998.

        The Company sold the international Midland distribution rights in exchange for Intek stock and disposed of the shares in order to generate cash. Unfortunately, at the time of disposition, the Intek shares were trading at particularly low levels. The significant delay in closing the sale of the 220 Mhz licenses also strained liquidity.

        During the year the company issued 780,000 of its common shares to employees for services, 436,193 shares for subscriptions, 300,000 common shares to a consultant for services and 120,000 shares under options exercised.

        In February the Company sold 1,322,221 Ventel shares in order to satisfy some of the accounts payable assumed from SCL.

        On April 17, 1998 the Company closed a private placement of 100 Units, each Unit consisting of 5,000 shares of the Company's common stock, five-year warrants to purchase 5,000 shares of the Company's common stock at an exercise price of $0.30 per share, and debt securities in the principal amount of $5,000. The debt is represented by a global promissory note, payable on demand and is secured by the Company's shares of Intek and Ventel. The Company also entered into a registration rights agreement with the investors, pursuant to which the Company granted to the investors certain demand and piggyback registration rights with respect to the common stock sold to such investors, as well as the common stock underlying the warrants.

        The Company is obligated to provide significant funding for the development of TrackPower. Under the OJC joint venture agreement, the OJC and ADC will provide initial funding of $1.4 million ($0.7 million each). The Company will be responsible for any additional funding. Under the terms of the OJC Agreement, the OJC is not required to contribute its portion of the initial funding of TPI unless and until ADC contributes its portion. ADC is also obligated to fund continuing operating losses for the first three years. It is anticipated that the sale of the Company's investment in Intek will provide a portion of the funding required. The Intek stock is currently pledged as security (see note 11), however excess coverage exists at this date. Management believes that the additional funding required will be provided by additional equity or debt.

        INFLATION

        The effect of inflation on the Company has not been significant during the last two fiscal years.

        RECENT AUTHORITATIVE PRONOUNCEMENTS

        In June 1997, Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued and is effective for years beginning after December 15, 1997. This statement is not expected to have a material effect on the Company's financial statements.

        ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements of the Company as of February 28, 1998 and 1997, and for each of the years in the two-year period ended February 28, 1998 and 1997, are included as part of this report beginning on page F-1 hereof. An index to the financial statements appears at page 14.

        ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


        a) Effective March 12, 1998, the Company engaged the firm of Stark, Tinter & Associates, LLC ("STA") as its independent auditors, and dismissed its former accountants, Causey Demgen & Moore ("CDM").

        None of the reports of CDM on the financial statements of the Company for either of the past two fiscal years contained an adverse opinion of a disclaimer or opinion, or was modified as to uncertainty, audit scope or accounting principles. During the Company's two most recent fiscal years and the subsequent interim period preceding the termination of CDM, there were no disagreements with CDM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of CDM would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. None of the reportable events listed in Item 304(B) of the Company's two most recent fiscal years and the subsequent interim period preceding the termination of CDM.

        The Company's decision to engage the firm of STA was ratified by the Board of Directors.

        The Board of Directors and the Audit Committee subsequently determined that, in light of recent management changes (see Item 9, below) it would be in the best interests of the Company to maintain continuity by re-engaging CDM. See
Item 8(b) below.

      b) The Company terminated the services of STA as independent auditors for the Company on May 7, 1998.

        None of the reports of STA on the financial statements of the Company for either of the past two fiscal years contained an adverse opinion or a disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles. During the Company's two most recent fiscal years and the subsequent interim period preceding the termination of STA, there were no disagreement(s) with STA on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedures, which disagreement(s), if not resolved to the satisfaction of STA would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. None of the reportable events listed in Item 304(B) of Regulation S-B occurred with respect to the Company during the Company's two most recent fiscal years and the subsequent interim period preceding the termination of STA. STA was only engaged by the Company for a period of approximately two months and accordingly did not perform an audit of the financial statements of the Company or issue a report with respect thereto.

        On May 7, 1998, the Company engaged Causey Demgen & Moore Inc. ("CDM") as its independent auditors.

        As noted above, CDM previously acted as independent accountants to audit the financial statements of the Company. Subject to the foregoing, during the Company's two most recent fiscal years and the subsequent interim period preceding the engagement of CDM, neither the Company nor anyone on its behalf consulted CDM regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements, and no written or oral advice concerning same was provided to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue.

        The decision to terminate the services of STA and re-engage CDM was recommended by the Audit Committee of the Board of Directors and was approved by the Board of Directors on May 6, 1998.

                  (REMAINDER OF PAGE LEFT INTENTIONALLY BLANK)

                                    PART III

        ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information required by this Item will be set forth in either (I) the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders, or (ii) an amendment to this Report on Form 10-KSB/A, which in either case will be filed with the Securities and Exchange Commission not later than 120 days after February 28, 1998, and which information is incorporated herein by reference.

        ITEM 10. EXECUTIVE COMPENSATION

        Information required by this Item will be set forth in either (I) the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders, or (ii) an amendment to this Report on Form 10-KSB/A, which in either case will be filed with the Securities and Exchange Commission not later than 120 days after February 28, 1998, and which information is incorporated herein by reference.

        ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information required by this Item will be set forth in either (I) the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders, or (ii) an amendment to this Report on Form 10-KSB/A, which in either case will be filed with the Securities and Exchange Commission not later than 120 days after February 28, 1998, and which information is incorporated herein by reference.

        ITEM 12.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

        Information required by this Item will be set forth in either (I) the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders, or (ii) an amendment to this Report on Form 10-KSB/A, which in either case will be filed with the Securities and Exchange Commission not later than 120 days after February 28, 1998, and which information is incorporated herein by reference.

                  (REMAINDER OF PAGE LEFT INTENTIONALLY BLANK)

                                     PART IV

     ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits.

EXHIBIT
PAGE
NO.

EXHIBIT
PAGE NO.                                                   DOCUMENT
--------                                                   --------

1       UNDERWRITING AGREEMENT

1.1     Placement Agent Agreement,  between Registrant and Pellinore  Securities
        Corporation  ("Pellinore"),   dated  April  17,  1998  (incorporated  by
        reference to Exhibit 1 of the Registrant's Form 8-K dated May 7, 1998)

2       PLAN  OF  ACQUISITION,   REORGANIZATION,   ARRANGEMENT,  LIQUIDATION  OR
        SUCCESSION

2.01 ARTICLES OF MERGER as filed with the New York Department of State on February 11, 1994 (incorporated by reference to Exhibit 2.1 to report on Form 8-K dated February 14, 1994)

2.02 ARTICLES OF MERGER as filed with the Wyoming Secretary of State on February 14, 1994 (incorporated by reference to Exhibit 2.2 to report on Form 8-K dated February 14, 1994)

2.03 AGREEMENT AND PLAN OF MERGER dated July 1, 1993 between the Company and Mont Rouge Resources, Inc. (incorporated as Exhibit A to Exhibit 2.2 above)

3       ARTICLES OF INCORPORATION AND BYLAWS

3.01 ARTICLES OF INCORPORATION OF MONT ROUGE RESOURCES, INC. AS FILED WITH THE NEW YORK DEPARTMENT OF STATE ON MARCH 19, 1987. (incorporated by reference to Exhibit 3.1 to registration statement on Form S-1, File No. 33-6343)

3.02 ARTICLES OF INCORPORATION OF THE COMPANY, as filed with the Wyoming Secretary of State on June 30, 1993 (incorporated by reference to
        Exhibit 3.1 to report on Form 8-K dated July 14, 1993)

3.03 BYLAWS OF THE COMPANY (incorporated by reference to Exhibit 3.2 to report on Form 8-K dated July 14, 1993)

4       INSTRUMENTS ESTABLISHING RIGHTS OF SECURITY HOLDERS

4.01    SPECIMEN STOCK CERTIFICATE OF THE COMPANY  (incorporated by reference to
        Exhibit 4.1 to report on Form 8-K dated July 14, 1993)

4.02 FORM OF WARRANT ISSUED BY REGISTRANT TO VARIOUS INVESTORS, DATED AS OF APRIL 17, 1998 (incorporated by reference to Exhibit 4.1 to report on Form 8-K, dated May 7, 1998)

10      MATERIAL CONTRACTS

10.01 1993 INCENTIVE STOCK OPTION PLAN OF THE COMPANY dated July 15, 1993 (incorporated by reference to Exhibit 10.1 to report on Form 8-K dated July 14, 1993)

10.02 1993 NON-STATUTORY STOCK OPTION PLAN OF THE COMPANY dated July 15, 1993 (incorporated by reference to Exhibit 10.2 to report in Form 8-K dated July 14, 1993)

10.03 1993 EMPLOYEE STOCK COMPENSATION PLAN OF THE COMPANY dated July 15, 1993 (incorporated by reference to Exhibit 10.3 to report on Form 8-K dated July 14, 1993)

10.04 1993 EMPLOYEE STOCK COMPENSATION PLAN OF THE COMPANY dated November 5, 1993 (incorporated by reference to Exhibit 10.4 to report on Form 8-K dated February 14, 1994)

10.05 ASSET PURCHASE AGREEMENT DATED NOVEMBER 8, 1996 FOR THE SALE OF CERTAIN LICENSING RIGHTS, DISTRIBUTION RIGHTS, AND RIGHT TO ACQUIRE UP TO $1,000,000 IN CERTAIN INVENTORY BY AND BETWEEN SIMMONDS CAPITAL LIMITED, SCL DISTRIBUTORS (WESTERN) LTD., MIDLAND INTERNATIONAL CORPORATION, AND AMERICAN DIGITAL COMMUNICATIONS, INC. (incorporated by reference to
        Exhibit 10.41 of the Registrant's 10-KSB for the year ended February 28,
        1997)

10.06 AGREEMENT, DATED JANUARY 15, 1998, BETWEEN SIMMONDS CAPITAL LIMITED AND THE REGISTRANT (incorporated by reference to Exhibits 2 through 2.6 of the Registrant's Form 8-K, dated May 7, 1998)

10.07 SECURED DEMAND PROMISSORY NOTE, DATED APRIL 17, 1998, IN THE PRINCIPAL AMOUNT OF $500,000, ISSUED BY THE REGISTRANT IN FAVOUR OF PELLINORE, FOR
        ITSELF AND AS AGENT FOR CERTAIN INVESTORS                             *

10.08   PLEDGE  AGREEMENT,  DATED APRIL 17,  1998,  BETWEEN THE  REGISTRANT  AND
        PELLINORE, FOR ITSELF AND AS AGENT FOR CERTAIN INVESTORS              *

EXHIBIT
PAGE                                                      DOCUMENT
NO.
---

10.09   REGISTRATION  RIGHTS  AGREEMENT,  DATED APRIL 17, BETWEEN THE REGISTRANT
        AND PELLINORE, FOR ITSELF AND AS AGENT FOR CERTAIN INVESTORS           *

16      LETTER ON CHANGE IN CERTIFYING ACCOUNTANTS


16.01 LETTER OF CAUSEY, DEMGEN & MOORE, DATED MARCH 24, 1998 (incorporated by reference to Exhibit xxx to the Registrant's report on Form 8-K, dated March 12, 1998)

16.02   LETTER  OF  STARK  TINTER  &  ASSOCIATES,   LLC,   DATED  MAY  13,  1998
        (incorporated by reference to Exhibit 16 to the Registrant's report on Form 8-K, dated May 7, 1998)

27      FINANCIAL DATA SCHEDULE                                                *


         (b) REPORTS ON FORM 8-K

                  1.  Report on Form 8-K, dated March 12, 1998
                  2.  Report on Form 8-K, dated May 7, 1998

*           FILED HEREWITH.


(REMAINDER OF PAGE LEFT INTENTIONALLY BLANK)

                          INDEX TO FINANCIAL STATEMENTS



INDEPENDENT AUDITORS' REPORTS                                             F-2
FINANCIAL STATEMENTS:

      BALANCE SHEET                                                       F-3
      STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME                    F-5
      STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)              F-6
      STATEMENT OF CASH FLOWS                                             F-8
NOTES TO FINANCIAL STATEMENTS                                             F-10

                      AMERICAN DIGITAL COMMUNICATIONS, INC
                              FINANCIAL STATEMENTS
                           FEBRUARY 28, 1998 AND 1997
                                      WITH
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                      AMERICAN DIGITAL COMMUNICATIONS, INC.

                           FEBRUARY 28, 1998 AND 1997



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
American Digital Communications, Inc.
Denver, Colorado

We  have   audited  the   accompanying   balance   sheet  of  American   Digital
Communications, Inc. as of February 28, 1998 and 1997, and the related statements of operations and comprehensive income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Digital Communications, Inc. at February 28, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



Denver, Colorado
May 15, 1998                                          CAUSEY DEMGEN & MOORE INC.

                     AMERICAN DIGITAL COMMUNICATIONS, INC.

                                 BALANCE SHEET

                           February 28, 1998 and 1997

                                     ASSETS

                                                                          1998             1997
                                                                          ----             ----

Current assets:
   Cash                                                                     $ 19,558         $ 31,701
   Accounts receivable                                                             -           21,110
   Notes receivable                                                            8,548            8,548
   Inventories                                                                     -          469,415
   Radio tower equipment and related licenses held for sale
     (Note 2)                                                                      -        2,126,636
   Marketable securities (Note 2)                                          1,209,844                -
   Other current assets                                                           -             3,888
                                                                                  --            -----

     Total current assets                                                  1,237,950        2,661,298

Property and equipment:
   Office equipment                                                          125,052          125,052
   Furniture and fixtures                                                     26,082           26,082
                                                                              -------          ------

                                                                             151,134          151,134
   Less accumulated depreciation                                             146,370          142,286
                                                                             --------         -------

     Net property and equipment                                                4,764            8,848

Other assets:
   Distribution rights, net of amortization of $46,286 (1998)
     and $52,901(1997) (Notes 6, 8 and 9)                                    201,672        1,344,599
   TrackPower trademarks and other intellectual
     property rights (Notes 3 and 6)                                         398,412               -
                                                                             --------              -

     Total other assets                                                      600,084        1,344,599
                                                                             --------       ---------

                                                                          $1,842,798       $4,014,745
                                                                          ==========       ==========


                            See accompanying notes.
                                      F-3

                     AMERICAN DIGITAL COMMUNICATIONS, INC.

                                 BALANCE SHEET

                           February 28, 1998 and 1997

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    1998             1997
                                                                    ----             ----

Current liabilities:
   Accounts payable                                                  $ 243,716        $ 149,531
   Accounts payable - related parties (Note 6)                          36,289            9,510
   Accrued expenses                                                     59,193            4,933
   Accrued interest - related parties                                   40,294          248,471
   Accrued warranty liability                                                -           10,373
   Notes payable - related parties (Note 4)                             30,370           60,370
   Current portion of capital lease obligations (Note 5)                 5,075            6,195
   Current portion of long-term notes payable -
     related parties (Note 4)                                                -          806,077
                                                                       --------         -------

     Total current liabilities                                         414,937        1,295,460

Long-term debt:
   Capital lease obligations (Note 5)                                      876            5,597
   Long term note payable - related parties (Note 4)                   157,461          535,299
                                                                       -------          -------

     Total long-term debt                                              158,337          540,896

Commitments and contingencies (Notes 1, 3, 5, 8, and 9)

Stockholders' equity (Notes 3, 8 and 9):
   Convertible preferred stock, no par value, unlimited
     shares authorized, 1,000,000 shares to be issued
     (liquidation value $1,000,000)                                  1,000,000                -
   Common stock, $.0001 par value; unlimited shares
     authorized, issued and outstanding, 24,113,624
     shares in 1998, 23,627,431 shares in 1997                           2,412            2,363
   Additional paid-in capital                                        6,986,409        7,747,767
   Common stock subscribed, 214,262 shares (1998)
     436,193 shares (1997)                                              41,995           93,300
   Accumulated deficit                                              (6,905,424)      (5,665,041)
   Accumulated other comprehensive income                              144,132               -
                                                                       --------              -

     Total stockholders' equity                                      1,269,524        2,178,389
                                                                     ----------       ---------

       Total liabilities and stockholders' equity                   $1,842,798       $4,014,745
                                                                    ===========      ==========

                             See accompanying notes

                     AMERICAN DIGITAL COMMUNICATIONS, INC.

                STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

                 For the Years Ended February 28, 1998 and 1997

                                                                     1998              1997
                                                                      ----              ----

Revenues:
   Two-way radio sales (Note 10)                                    $   76,480         $ 596,507
   220 MHz radio tower equipment sales (Note 2)                      2,638,219                 -
   Royalties received from distribution rights (Note 9)                 43,990                -
                                                                        -------               -

     Total revenues                                                  2,758,689           596,507

Costs and expenses:
   Cost of two-way radio sales                                         102,621           587,030
   Write-down of two-way radio inventory                                12,414           123,000
   Cost of 220 MHz radio tower equipment sales                       2,158,893                 -
   Loss on sale of distribution rights                                 324,375                 -
   Impairment losses on distribution rights (Note 9)                   476,865                 -
   TrackPower expenses (Note 3)                                         87,509                 -
   Realized losses on marketable securities                            130,197                 -
   General and administrative                                          652,927           923,795
   Losses on 220 MHz and 800 MHz SMR systems
     acquisitions (Note 9)                                                   -           105,654
   Depreciation and amortization                                        53,271            89,430
                                                                        -------           ------

     Total costs and expenses                                        3,999,072         1,828,909
                                                                     ----------        ---------

       Net loss                                                     (1,240,383)       (1,232,402)

   Other comprehensive income:
     Unrealized holding gains arising during the period
       (Note 2)                                                        144,132                -
                                                                       --------               -

       Comprehensive income (loss)                                 $(1,096,251)      $(1,232,402)
                                                                   ============      ============

Basic and diluted loss per share of common stock                          $ (0.05)          $ (0.07)
                                                                          ========          ========

Weighted average number of common shares outstanding                24,199,000        18,047,000
                                                                    ===========       ==========


                            See accompanying notes.
                                      F-5

                     AMERICAN DIGITAL COMMUNICATIONS, INC.

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                 For the Years Ended February 28, 1998 and 1997


                                                   Preferred stock              Common stock                Additional
                                                      Shares        Amount         Shares       Amount    paid-in capital

Balance, February 29, 1996                                    -             $ -    14,590,760     $ 1,459    $ 5,723,983

   Issuance of common stock for cash
     pursuant to Regulation D private
     offering (Note 8)                                        -               -       308,186          31        125,126

   Issuance of common stock and subsequent
     exercise of warrants for cash (Note 8)                   -               -     2,058,814         206        304,331

   Exercise of stock options for cash                         -               -        40,000           4          9,996

   Issuance of common stock in payment for
     one half the cost of radio tower
     equipment (Note 8)                                       -               -     1,150,000         115        448,385

   Issuance of common stock for cash
     pursuant to private placement (Note 8)                   -               -       208,705          21         47,979

   Issuance of common stock in conjunction
     with purchase of distribution agreement
     (Notes 6 and 8)                                          -               -     3,000,000         300        629,700

   Issuance of common stock in conjunction
     with purchase of distribution agreement
     (Note 8)                                                 -               -     1,750,000         175        367,325

   Issuance of common stock to acquire
     licenses (Note 8)                                        -               -       270,966          27         55,967

   Issuance of common stock for interest on
     related party note payable (Note 6)                      -               -       250,000          25         34,975

   Stock subscriptions received for:
     Cash (375,217 shares)                                    -               -             -           -              -
     Purchase of licenses (60,976 shares)                     -               -             -           -              -

   Net loss for the year ended
     February 28, 1997                                       -               -             -           -              -
                                                             --              --            --          --             --



                                                   Common stock     Accumulated    Other compre-
                                                     subscribed        deficit      hensive income

Balance, February 29, 1996                                     $ -    $ (4,432,639)             $ -

   Issuance of common stock for cash
     pursuant to Regulation D private
     offering (Note 8)                                           -               -                -

   Issuance of common stock and subsequent
     exercise of warrants for cash (Note 8)                      -               -                -

   Exercise of stock options for cash                            -               -                -

   Issuance of common stock in payment for
     one half the cost of radio tower
     equipment (Note 8)                                          -               -                -

   Issuance of common stock for cash
     pursuant to private placement (Note 8)                      -               -                -

   Issuance of common stock in conjunction
     with purchase of distribution agreement
     (Notes 6 and 8)                                             -               -                -

   Issuance of common stock in conjunction
     with purchase of distribution agreement
     (Note 8)                                                    -               -                -

   Issuance of common stock to acquire
     licenses (Note 8)                                           -               -                -

   Issuance of common stock for interest on
     related party note payable (Note 6)                         -               -                -

   Stock subscriptions received for:
     Cash (375,217 shares)                                  86,300               -                -
     Purchase of licenses (60,976 shares)                    7,000               -                -

   Net loss for the year ended
     February 28, 1997                                          -       (1,232,402)              -
                                                                --      -----------              -

                            See accompanying notes.
                                      F-6


                     AMERICAN DIGITAL COMMUNICATIONS, INC.

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                 For the Years Ended February 28, 1998 and 1997

                                                            Preferred stock           Common stock             Additional
                                                           Shares      Amount     Shares       Amount        paid-in capital
                                                           ------      ------     ------       ------        ---------------

Balance, February 28, 1997                                    -           -     23,627,431       2,363      7,747,767

   Issuance of common stock for subscriptions                 -           -        436,193          44         93,256

   Issuance of common stock to employees
     for services (Note 8)                                    -           -        780,000          78         77,922

   Exercise of stock options for cash                         -           -        120,000          12         11,988

   Return of the Company's common stock on
     sale of radio tower equipment (Note 2)                   -           -     (1,150,000)       (115)       (87,932)

   Issuance of common stock to consultants
     for services (Note 8)                                    -           -        300,000          30         44,970

   Stock subscriptions received for cash
     (214,262 shares) (Note 8)                                -           -              -           -              -

   Convertible preferred stock to be issued
     for trademarks (Note 3)                          1,000,000   1,000,000              -           -       (901,562)

   Net income (loss) for the year ended
     February 28, 1998                                       -           -              -           -              -
                                                             --          --             --          --             --

Balance, February 28, 1998                            1,000,000  $1,000,000     24,113,624     $ 2,412    $ 6,986,409
                                                      ========== ===========    ===========    ========   ============


                                                   Common stock     Accumulated    Other compre-
                                                    subscribed        deficit      hensive income
                                                    ----------        -------      --------------

Balance, February 28, 1997                                 93,300      (5,665,041)               -

   Issuance of common stock for subscriptions             (93,300)              -                -

   Issuance of common stock to employees
     for services (Note 8)                                      -               -                -

   Exercise of stock options for cash                           -               -                -

   Return of the Company's common stock on
     sale of radio tower equipment (Note 2)                     -               -                -

   Issuance of common stock to consultants
     for services (Note 8)                                      -               -                -

   Stock subscriptions received for cash
     (214,262 shares) (Note 8)                             41,995               -                -

   Convertible preferred stock to be issued
     for trademarks (Note 3)                                    -               -                -

   Net income (loss) for the year ended
     February 28, 1998                                         -       (1,240,383)         144,132
                                                               --      -----------         -------

Balance, February 28, 1998                               $ 41,995    $ (6,905,424)       $ 144,132
                                                         =========   =============       =========


                            See accompanying notes.

                     AMERICAN DIGITAL COMMUNICATIONS, INC.

                            STATEMENT OF CASH FLOWS

                 For the Years Ended February 28, 1998 and 1997


                                                                1998              1997
                                                                ----              ----
Operating activities:
   Net loss                                                    $ (1,240,383)    $ (1,232,402)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                                 53,271           89,430
       Costs of licenses and distribution rights                    801,240          105,654
       Gain on sale of radio tower equipment                       (396,584)               -
       Realized losses on marketable securities                     130,197                -
       Issuance of stock for interest expense                             -           35,000
       Issuance of common stock for services                        123,000                -
       Changes in:
         Accounts receivable                                         21,110           21,910
         Inventories                                                 91,577          694,486
         Other current assets                                         3,888            3,754
         Accounts payable                                          (179,010)          83,745
         Accrued expenses                                            54,260           (4,660)
         Other accrued liabilities                                   29,918           41,954
                                                                     -------          ------

       Net cash used in operating activities                       (507,516)        (161,129)

Investing activities:
   Purchase of office and radio tower equipment                           -         (380,000)
   License expenditures                                                   -         (114,316)
   Note receivable                                                        -           (8,548)
   Proceeds from sale of marketable securities                      292,500                -
   Proceeds from sale of fixed assets                               234,719               -
                                                                    --------              -

       Net cash provided by (used in) investing activities          527,219         (502,864)

Financing activities:
   Proceeds from sale of common stock, net                           12,000          487,694
   Proceeds from stock subscriptions                                 41,995           86,300
   Payment of capital lease obligations                              (5,841)         (13,345)
   Payments of long-term note payable                               (50,000)          (2,756)
   Borrowings from related party                                          -           50,000
   Payments of notes payable - related parties                      (30,000)          27,511
                                                                    --------          ------

     Net cash provided by (used in) financing activities            (31,846)         580,382
                                                                    --------         -------

Increase (decrease) in cash                                         (12,143)         (83,611)

Cash, beginning of period                                            31,701          115,312
                                                                     -------         -------

Cash, end of period                                                $ 19,558         $ 31,701
                                                                   =========        ========


                            See accompanying notes.
                                      F-8

                     AMERICAN DIGITAL COMMUNICATIONS, INC.

                            STATEMENT OF CASH FLOWS

                 For the Years Ended February 28, 1998 and 1997

                         (Continued from previous page)


Supplemental disclosure of non-cash investing and financing activities:

   During the year ended February 28, 1997, the Company financed the acquisition of $12,251 of equipment through a capital lease and inventory of $535,299 through a note payable. During the year ended February 28, 1998, $377,838 of inventory was returned for credit against the note payable. During the year ended February 28, 1997, the Company financed the acquisition of $310,323 of radio tower equipment through accounts payable and notes payable. During the year ended February 28, 1997, the Company capitalized interest of $142,766 on the radio tower equipment and licenses.

   During the years ended February 28, 1998 and 1997, the Company issued common stock for the following:

                                                                              1998              1997
                                                                              ----              ----
     Services                                                                   $ 123,000              $ -
     Radio tower equipment                                                              -          448,500
     Licenses                                                                           -           62,994
     Interest expense                                                                   -           35,000
     Distribution agreements                                                           -           997,500
                                                                                       --          -------

                                                                                $ 123,000      $ 1,543,994
                                                                                ==========     ===========

   During the year ended February 28, 1998, the Company sold radio tower equipment for:

                                                                              1998              1997
                                                                              ----              ----
     Marketable securities                                                      $ 1,211,156            $ -
     Common stock of the Company                                                     88,047              -
     Settlement of a note payable                                                   756,077              -
     Settlement of accrued interest on a note payable                               248,468              -
     Cash                                                                           219,472              -
                                                                                  --------               -
                                                                                $ 2,523,220            $ -
                                                                                ============            ===

   During the year ended February 28, 1998, the Company purchased trademarks for:

                                                                              1998              1997
                                                                              ----              ----
     Preferred stock to be issued                                               $   98,438             $ -
     Assumption of accounts payable                                                299,974               -
                                                                                  --------               -
                                                                                $  398,412             $ -
                                                                                ==========              ===

Supplemental disclosure of cash flow information:
                                                                              1998              1997
                                                                              ----              ----

     Cash paid for interest                                                     $   1,564         $ 26,311
                                                                                  ========        ========


                            See accompanying notes.

                     AMERICAN DIGITAL COMMUNICATIONS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1.  Summary of significant accounting policies

Nature of business:

The Company was organized June 30, 1993 under the laws of Wyoming. The Company is in the wireless telecommunications business and intended to provide two-way communications in the 220 MHz band. The Company was the U.S. distributor for 800 MHz LTR Midland products but has suspended distribution of these products during the year ended February 28, 1998. The Company also owns the rights to be a distributor in Canada for certain Midland brand commercial land mobile radios and radio parts. The distribution rights to the Midland brand products were acquired in separate transactions described in Notes 6 and 8 herein. The Midland brand products are currently produced by one supplier; any interruption of this relationship would adversely affect the Company. On January 15, 1998, the Company acquired the TrackPower trade name and other intellectual property rights. The technology is in use in southern Ontario, Canada to market a service whereby a subscriber watches live horse racing on television via Multi Point Microwave Distribution System (MMDS) signals in the comfort of their own home and places wagers with the Ontario Jockey Club using Telephone Account Betting. The Company plans to change the MMDS delivery system to a satellite based system and to ultimately provide interactive wagering through a set top box and telephone line throughout North America. No revenues were generated by the TrackPower division of the Company through February 28, 1998.

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

Accounts receivable:

No provision for doubtful accounts was deemed necessary at February 28, 1998 or 1997.

Inventories:

Inventories are carried at the lower of cost (first-in, first-out) or market. Inventories consist primarily of two-way radios and radio parts and supplies and are subject to technological obsolescence.

                     AMERICAN DIGITAL COMMUNICATIONS, INC.

                         NOTES TO FINANCIAL STATEMENTS


1.  Summary of significant accounting policies (continued)

During the year ended February 28, 1997, sales of one product resulted in approximately $123,000 of losses. The Company has discontinued the sale of this product.

Marketable securities:

The Company's marketable securities consist of restricted and unrestricted common stock of publicly traded companies. The securities are considered held for sale and therefore are recorded at market value at the balance sheet date.

Depreciation:

Office equipment, furniture and fixtures, including assets under capital leases, are stated at cost. Depreciation is computed over the estimated useful life of three years using the straight-line method.

Amortization of distribution rights:

The cost of distribution rights are being amortized over the term of the agreement (ten years) or 40 years if no legal term exists, the period estimated by management to be benefited.

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

                     AMERICAN DIGITAL COMMUNICATIONS, INC.

                         NOTES TO FINANCIAL STATEMENTS


1.  Summary of significant accounting policies (continued)

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

Concentrations of credit risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. The Company places its cash with high quality financial institutions. At times during the year, the balance at one financial institution may exceed FDIC limits.

The Company provides credit, in the normal course of business, to customers throughout the United States. The Company performs ongoing credit evaluations of its customers.

Net loss per share:

Basic loss per common share is based on the weighted average number of shares outstanding during each period presented. Options to purchase stock are included as common stock equivalents when dilutive.

                     AMERICAN DIGITAL COMMUNICATIONS, INC.

                         NOTES TO FINANCIAL STATEMENTS


2. Sale of radio tower equipment and related licenses and marketable securities

During the year ended February 28, 1998, the Company sold to Intek Global Corporation (formerly Intek Diversified Corporation) (Intek), a company majority owned by Securicor Radiocoms Ltd., most of the radio tower equipment and related licenses held by the Company in exchange for cash of $75,000, payment of ADC's note payable to Ventel, Inc. ($1,004,545 including accrued interest), return of 1,150,000 shares of ADC's common stock (valued at $88,047), 2,666,667 shares of Ventel, Inc's. common stock (a Canadian public company, valued at $293,333), 418,381 shares of Intek's common stock (a U.S. public company, valued at $917,823) and assumption of $144,472 of accounts payable for total consideration of $2,523,220.

The marketable securities are considered available for sale and as such are recorded at market value on the balance sheet at February 28, 1998 with the net unrealized gain of $144,132 reflected as a separate component of stockholders' equity. The gross unrealized gain on these securities amounts to $199,254 and the gross unrealized loss amounts to $55,122 at February 28, 1998.

3. Acquisition of TrackPower trademarks and other intellectual property rights

On January 15, 1998, the Company acquired the TrackPower trade name and other intellectual property rights from Simmonds Capital Limited, a stockholder of the Company. The Company (1) agreed to issue 1,000,000 shares of convertible preferred stock which is convertible at the option of the holder into 1,000,000 shares of common stock (valued at $98,438) (2) assumed accounts payable of $299,974 for total consideration of $398,412. In connection with the transaction, the Company also agreed (1) to issue warrants to purchase an additional 500,000 common shares of the Company exercisable at $2 per share until January 31, 2001 and (2) to pay a royalty of 10% of the Company's annual earnings before interest, taxes, depreciation and amortization (not to exceed $1,500,000) commencing when the Company's retained earnings position becomes positive. These items are considered contingent consideration. The preferred stock is convertible into common stock of the Company at $1 per share at any time, has a cumulative dividend rate of 6% for the first two years and 7% thereafter, payable semi-annually in shares of the Company, is not redeemable by the Company at anytime for $1,000,000 and is not redeemable by the holder.

The Company plans to convert the MMDS delivery system to a satellite based system and to ultimately provide interactive wagering throughout North America via a set top box and telephone line.

On February 28, 1998, the Company entered into a joint venture agreement with the Ontario Jockey Club. The joint venture has been organized as a corporation on April 1, 1998, with each entity acquiring a 50% interest for nominal cash and an agreement for each entity to loan $1,000,000 (Canadian) on a non-interest bearing basis to the joint venture.

                     AMERICAN DIGITAL COMMUNICATIONS, INC.

                         NOTES TO FINANCIAL STATEMENTS


4.  Notes payable

Short-term notes payable:

The Company's short-term notes payable consist of the following loans from shareholders at February 28, 1998 and 1997:

                                                                                1998             1997
                                                                                ----             ----
9% note payable - shareholder, due on demand,
    unsecured, in default                                                     $     10,370     $     10,370

12% note payable - shareholder, due on demand,
    unsecured, in default                                                          20,000           50,000
                                                                                 - -------          ------

                                                                             $     30,370     $     60,370
                                                                             =============    ============

Long-term notes payable consist of the following at February 28, 1998 and 1997:

                                                                                1998             1997
                                                                                ----             ----

Note payable - Ventel,  Inc., a related  finance
company  (Note 6),  payable in  monthly  installments
of $24,199 in the aggregate  including  interest of 21%
per annum commencing September 30, 1997, certain of the
Company's radio tower equipment which was sold
was pledged as security for the Note (see Note 9)
                                                                                 $       -     $   806,077

Note payable - SCL, a related  company  (Note 6),
payable on  November  1, 1999  including interest at 8% per
annum, unsecured                                                                  157,461          535,299
                                                                                  --------         -------

                                                                                  157,461        1,341,376

   Less current portion                                                                 -          806,077
                                                                                  --------         -------

   Amount due after one year                                                     $157,461      $   535,299
                                                                                 ========      ===========

During the year ended February 28, 1997, the Company capitalized interest of $135,123 on the build out of the radio tower equipment.

Interest expense amounted to $46,454 and $89,156 for the years ended February 28, 1998 and 1997, respectively.

                     AMERICAN DIGITAL COMMUNICATIONS, INC.

                         NOTES TO FINANCIAL STATEMENTS



5.  Lease commitments

Real estate lease commitments:

In November 1996, the Company entered into a building lease for office space in Englewood, Colorado. Minimum monthly rent is between $4,909 and $5,189 for the three-year lease term. The lease contains one three-year renewal option.

Rent expense for the years ended February 28, 1998 and 1997 amounted to $103,322 and $110,119, respectively.

Lease commitments:

The  Company  leases   equipment  under  capital  leases.   The  minimum  annual
commitments under the real estate lease and capital leases are as follows:

              Year ended February 28,                 Capital leases     Real estate leases          Total
              ------------------------                --------------     ------------------          -----
                        1999                          $      5,383       $         60,869            $66,252

                        2000                                 1,346                 62,271             63,617
                                                   ----------------     --------------------        ----------------

Total minimum lease
   payments
                                                                  6,729  $        123,140            129,869
Amount representing                                                      ==================   =================
   interest
                                                                  (778)
                                                        ---------------
Present value of future
   minimum payments
                                                                  5,951
Current portion of
    lease obligations
                                                                 5,075
                                                       ----------------
Obligations under capital
    leases due after one year
                                                         $         876
                                                       ===============

                     AMERICAN DIGITAL COMMUNICATIONS, INC.

                         NOTES TO FINANCIAL STATEMENTS


5.  Lease commitments (continued)

Assets recorded under capital leases at February 28, 1998 are as follows:

Cost                                               $           46,105
Accumulated depreciation
                                                              41,922
                                                              ------


                                                            $   4,183
                                                            =========

6.  Related party transactions

For the years ended February 28, 1998 and 1997, the Company incurred legal fees of $5,779 and $28,148 to a law firm owned by a former director/officer of the Company of which $11,289 and $9,510 remained unpaid at February 28, 1998 and 1997, respectively.

During the years ended February 28, 1997 and February 29, 1996, the Company constructed and financed $241,823 and $806,077, respectively of 220 MHz radio tower equipment through Ventel, Inc., affiliated with a major stockholder of the Company. Upon the sale of certain of the radio tower sites, $241,823 of the loans were assumed by the purchaser leaving a balance due of $806,077 at February 28, 1997. In December 1996, the Company issued 250,000 shares of its common stock valued at $35,000 ($.14 per share) to extend the commencement of monthly payments due under the note agreement until September 30, 1997, which amount has been recorded as interest expense. During April 1997, $50,000 in principal was paid down on the note upon the sale of one radio tower site. In November 1997, the Company closed on the sale of its remaining radio tower sites and paid off the $756,077 principal balance on the note plus $248,468 in accrued interest (see Note 2).

On November 1, 1996, the Company issued 3,000,000 shares of its common stock, in exchange for certain Midland distribution rights, to Simmonds Capital Limited ("SCL") a significant shareholder of the Company and 100% owner of Midland International Corporation. The agreement specified a purchase price of $900,000 or 3,000,000 restricted common shares of ADC which was the $.30 quoted market price of the Company's stock on the day of the transaction. For accounting purposes the restricted common stock was entered on the books at $630,000 ($.21 per share) which compared favorably to other similar transactions. The distribution right grants the Company an exclusive license to market and sell certain Midland brand commercial two-way radio products including modifications, improvements and replacement products for an indefinite period of time throughout the world excluding certain countries such as the United States, Canada and certain portions of Europe and Asia. In addition, the Company purchased inventory of $535,299 for a note payable to SCL (see Note 4).

                     AMERICAN DIGITAL COMMUNICATIONS, INC.

                         NOTES TO FINANCIAL STATEMENTS


6.  Related party transactions (continued)

On January 15, 1998, the Company purchased the TrackPower trade name and other intellectual rights from SCL as described in Note 3 and entered into a management agreement which calls for the payment of $25,000 per month for services to be performed by certain employees of SCL. During the year ended February 28, 1998 $25,000 was accrued under this agreement.

7.  Income taxes

The book to tax temporary differences resulting in deferred tax assets and liabilities are primarily net operating loss carryforwards of $5,130,000 and start-up costs capitalized for income tax purposes of $1,623,000 (net of amortization).

As of February 28, 1998 and 1997, total deferred tax assets, liabilities and valuation allowances are as follows:


                                                                                      1998             1997
                                                                                      ----             ----


 Deferred tax assets                                                                 $   605,000       $1,045,000
 Deferred tax assets resulting from loss carryforward                                  1,914,000        1,063,000
 Valuation allowance                                                                 (2,519,000)      (2,108,000)
                                                                                     ----------- --   -----------


                                                                                $                $
                                                                                              -                -
                                                                                              ==               =
-----

The Company's net operating losses are restricted as to the amount which may be utilized in any one year. The Company's net operating loss carryforwards expire as follows:

                                           2004                                      $   798,000
                                           2009                                           92,000
                                           2010                                          726,000
                                           2011                                        1,795,000
                                           2012                                       1,719,000
                                                                                      ---------

                                                                                     $5,130,000
                                                                                     ==========

8.  Stockholders' equity

During the fiscal year ended February 28, 1997, the Company issued 308,186 shares of its common stock in exchange for cash of $125,157 ($.406 per share) pursuant to a Regulation D offering.

                     AMERICAN DIGITAL COMMUNICATIONS, INC.

                         NOTES TO FINANCIAL STATEMENTS


8.   Stockholders' equity (continued)

During August 1996, the Company sold 1,521,729 shares of its common stock in a Regulation S offering for $350,000 in cash ($.23 per share) less offering costs of $46,000. In connection with this transaction the Company granted warrants to purchase 537,085 shares of the Company's stock for cash of $537 which were exercised when certain conditions were met.

During September 1996, the Company issued 1,150,000 shares of its restricted Rule 144 common stock in payment for one half of its obligation for the purchase of radio tower equipment from Securicor Radiocoms Ltd. (an unrelated entity) pursuant to a funding agreement. The common stock was valued at $448,500 ($.39 per share) which equaled the cash portion of the agreement.

During October 1996, the Company sold 208,705 shares of its common stock in a private placement for cash of $48,000 ($.23 per share).

On November 1, 1996, the Company acquired distribution rights from a related company in exchange for 3,000,000 shares of common stock (see Note 6).

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

During February 1997 and March 1997, respectively, the Company issued 270,966 shares and 60,976 shares of its restricted Rule 144 common stock to exercise the purchase option for 220 MHz licenses. These shares are valued at $55,994 ($.21 per share) and $7,000 ($.115 per share) for those shares issued and to be issued, respectively, which amounts represent a 30% discount from the Company's average quoted market price. The Company also issued in October 1997 and January 1998, 375,217 shares of its restricted Rule 144 common stock in exchange for $86,300 of cash received for subscriptions during February 1997.

During March 1997, the Company issued 780,000 shares of its common stock to employees for services valued at $78,000 ($.10 per share).

During February 1998, the Company issued 300,000 shares of its common stock to a consultant for services pursuant to a consulting agreement valued at $45,000 ($.15 per share).

                     AMERICAN DIGITAL COMMUNICATIONS, INC.

                         NOTES TO FINANCIAL STATEMENTS



8.  Stockholders' equity (continued)

During February 1998, the Company received cash of $41,995 pursuant to a subscription for 214,262 shares of common stock from SCL, a related company. The shares were issued in April 1998.

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

The following is a summary of stock option activity:

                                                  Option price per     Weighted average     Number of shares
                                                       share           exercised price

Balance February 29, 1996                         $.425 to $2.00             $0.82                  1,985,000
Canceled                                                $1.00                $1.00                  (500,000)
Reissued                                                $0.35                $0.35                    500,000
Granted                                           $.23 to $1.00              $0.34                  1,440,000
Expired                                           $.45 to $2.00              $1.24                  (405,000)
Exercised                                              $0.25                $0.25                    (40,000)
                                                       ------               ------         ------------------
Balance February 28, 1997                         $.23 to $1.75              $0.44                  2,980,000
Canceled                                          $.25 to $1.00              $0.85                  (620,000)
Reissued                                            $.10 to $.35             $0.30                    620,000
Granted                                                 $0.40                $0.40                  1,100,000
Exercised                                              $0.10                $0.10                   (120,000)
                                                       ------               ------         -------- ---------
Balance February 28, 1998                         $.23 to $1.75              $0.44                 3,960,000
                                                                                           ======= =========


                     AMERICAN DIGITAL COMMUNICATIONS, INC.

                         NOTES TO FINANCIAL STATEMENTS


8.  Stockholders' equity (continued)

The  following  is  additional   information   with  respect  to  those  options
outstanding at February 28, 1998:

            Option price per share                Weighted average     Weighted average     Number of shares
                                                  contractual life      exercise price
                                                        in years
                     $0.10                                3                  $0.10                    500,000
                  $.23 to $.35                           3.7                 $0.33                  1,070,000
                  $.40 to $.65                           2.3                 $0.42                  2,115,000
                     $1.00                                5                  $1.00                    175,000
                     $1.75                               10                  $1.75                   100,000
                                                                                           -----------------
                                                                                                   3,960,000
                                                                                           =================

The weighted average grant date fair value per share of options granted during the year ended February 28, 1998 are as follows where:

            Exercise price exceeds market price               $0.40
            Exercise price equals market price                $0.10
            Exercise price is less than market price
                                                                  -

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date for awards during the fiscal years ended February 28, 1998 and 1997 in accordance with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                                        1998                                      1997
                                                        ----                                      ----

 Net loss - as reported                               $  (1,208,716)                           $  (1,232,402)
 Net loss - pro forma                                    (1,355,504)                              (1,549,537)
 Loss per share - as reported
                                                              (0.05)                                   (0.07)
 Loss per share - pro forma
                                                              (0.06)                                   (0.09)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997, dividend yield of 0%; expected volatility of 225.35% and 64.28%; risk-free interest rate of 5.34% and 6.28%; and expected lives of 3 years and 3.54 years, respectively.

                     AMERICAN DIGITAL COMMUNICATIONS, INC.

                         NOTES TO FINANCIAL STATEMENTS


8.  Stockholders' equity (continued)

1993 Employee Stock Compensation Plan ("ESC")

The Company has reserved a maximum of 2,000,000 common shares to be issued upon the grant of awards for employees, directors and consultants or advisors. No shares have been awarded under this plan.

1993 Incentive Stock Option Plan ("ISO")

The Company has reserved a maximum of 2,000,000 common shares to be issued upon the exercise of options granted under the ISO plan. Options will be granted under the ISO plan at exercise prices at least equal to the fair market value of the common stock on the date of grant. At February 28, 1998, no options remained outstanding under the ISO plan.

1993 Non-Statutory Stock Option Plan ("NSO")

The Company has reserved a maximum of 2,000,000 common shares to be issued to key employees upon the exercise of options granted under the NSO plan. Options granted under the NSO plan will be at exercise prices to be determined by the Board of Directors or other NSO plan administrator. At February 28, 1998, no options have been granted under the NSO plan.

9.  Commitments and contingencies

220 MHz agreements:

The Company signed 220 MHz Management and Option agreements with various individuals. The Company made initial payments to license holders ranging from $100 to $1,000. The Company agreed to construct and build out the licenses under the Management and Option agreements. The Company had until August 15, 1996, the FCC-mandated construction deadline, to construct the stations and place them in operation, by which time 26 of the licenses had been constructed. During the year ended February 28, 1997, the Company acquired 23 of the licenses for $33,500 of cash and common stock valued at $62,994. Capitalized costs of $105,654 relating to the licenses not built out have been expensed at February 28, 1997. All remaining obligations were assumed by the purchaser when the radio tower equipment was sold (see Note 2).

                     AMERICAN DIGITAL COMMUNICATIONS, INC.

                         NOTES TO FINANCIAL STATEMENTS


9.  Commitments and contingencies (continued)

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

During the year ended February 28, 1998, it was determined that royalties from the Company's Canadian distribution rights had fallen below initial projections. An impairment loss of $119,542 was calculated using the reduced estimate of discounted cash flows estimated to be received from the distribution rights.

U.S. distribution rights:

The U.S. distribution rights with a book value of $357,323 were written off during the year ended February 28, 1998. The Company was not able to make the necessary investment in product development and did not possess the required working capital to ensure the commercial success of these rights.

10. Major customers

Customers who accounted for over 10% of the Company's gross revenues for the years ended February 28, 1998 and 1997 are as follows:


                      1998                              1997
                      ----                              ----
Customer A              -                               44.5%
Customer B            82.7%                               -

11. Subsequent events

Private placement:

On April 17, 1998, the Company closed a private placement of $500,000 of 12% secured demand notes, warrants and common shares in order to provide working capital. Each debt holder is entitled to, on a pro-rata basis, 500,000 common shares of the Company and 500,000 warrants to purchase common shares of the Company at $.30 per share until April 17, 2003.

                     AMERICAN DIGITAL COMMUNICATIONS, INC.

                         NOTES TO FINANCIAL STATEMENTS


11. Subsequent events

The debt is represented by a global promissory note, payable on demand and is secured by the Company's shares of Intek and Ventel.

Sublease agreement:

In May 1998, the Company subleased its Denver office for the remaining term of the primary lease in an amount equal to the net payable under the primary lease.

                                   SIGNATURES


        In accordance with sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereto duly authorized individual.

        Date: June 15, 1998



                                          AMERICAN DIGITAL COMMUNICATIONS, INC.


                                          By: /s/ John G. Simmonds
                                              --------------------
                                                  JOHN G. SIMMONDS,
                                                  Chief Executive Officer



        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                Name                                     Title                              Date
                ----                                     -----                              ----

/s/ John G. Simmonds
--------------------------------------
     JOHN G. SIMMONDS                       Chairman/ President/CEO/Director            June 15, 1998
                                           (principal executive officer)


/s/ Gary N. Hokkanen

--------------------------------------
     GARY N. HOKKANEN                           Chief Financial Officer                 June 15, 1998
                                            (principal financial officer)


/s/ Charles Cernansky

--------------------------------------
     CHARLES J. CERNANSKY                               Director                        June 15, 1998


/s/ Ian MacDonald

--------------------------------------
     IAN MACDONALD                                      Director                        June 15, 1998


/s/ Harry Dunstan

--------------------------------------
     J. HARRY DUNSTAN                                   Director                        June 15, 1998



                                                                   Exhibit 10.07

                               SECURED DEMAND NOTE


      $500,000                                                New York, New York
                                                                  April 17, 1998


                  FOR VALUE RECEIVED, the undersigned, AMERICAN DIGITAL COMMUNICATIONS, INC., a Wyoming corporation having an address at 580 Granite Court, Pickering Ontario L1W 3Z4 (together with any permitted successors, the "Borrower"), hereby unconditionally promises to pay on demand to the order of Pellinore Securities Corporation, for itself and as agent for the Lenders listed on Exhibit A hereto (together with any successor, the "Agent"), with offices located at 745 Fifth Avenue, New York, New York 10151, in lawful money of the United States of America and in immediately available funds, and at the office of the Lender set forth above, an aggregate amount equal to FIVE HUNDRED THOUSAND DOLLARS ($500,000), with interest at the rate of 12% per annum.

                  This Secured Demand Note is the Note referred to in the Pledge Agreement, of even date herewith, between the Borrower and the Agent, and is secured and entitled to such benefits as provided in said Pledge Agreement.

                  The Borrower promises to make on demand by the Agent any and all payments required by this Secured Demand Note.

                  The Borrower hereby waives diligence, presentment, protest and notice of any kind, forbearance or other indulgence, and release, surrender or substitution of security and agrees to pay all costs of collection when incurred, including reasonable attorney's fees, and to perform and comply with each of the covenants, conditions, provisions and agreements contained in every instrument now evidencing or securing said indebtedness. No extension of the time for the payment of this Note made by agreement with any person now or hereafter liable for the payment of this Note shall operate to release, discharge, modify, change or affect the original liability under this Note, either in whole or in part, of the undersigned unless the holder of this Note and the undersigned shall be parties to such agreement.

                  This Secured Demand Note may not be changed, modified or terminated orally, but only by an agreement in writing signed by the party to be charged.

                  THIS SECURED DEMAND NOTE SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK WITHOUT REGARD TO PRINCIPLES OF CONFLICT OF LAWS AND SHALL BE BINDING UPON THE SUCCESSORS AND ASSIGNS OF THE BORROWER AND INURE TO THE BENEFIT OF THE LENDER AND ITS SUCCESSORS AND ASSIGNS.

                  If any item or provision of this Secured Demand Note shall be held invalid, illegal or unenforceable, the validity of all other terms and provisions herein shall in no way be affected thereby.

                   IN WITNESS WHEREOF, the Borrower has executed and delivered this Secured Demand Note on the date first above written.


                                           AMERICAN DIGITAL COMMUNICATIONS, INC.


                                           By:/s/ John G Simmonds
                                              -------------------
                                                  John G. Simmonds
                                                  President

                                                                   Exhibit 10.08

                                PLEDGE AGREEMENT


                  PLEDGE AGREEMENT (this "Agreement") is made as of April 3, 1998, between American Digital Communications, Inc., a Wyoming corporation (the "Pledgor"), and Pellinore Securities Corporation (for itself and as agent, the "Pledgee Agent").


                  WHEREAS, simultaneously with the execution of this Pledge Agreement, the Pledgor is issuing to the Pledgee Agent, for itself and as agent for the other investors listed on Exhibit A hereto (collectively, including the Pledgee Agent, the "Investors") one or more Secured Demand Notes in the aggregate amount of $ (the loan evidenced by such Secured Demand Notes, together with all other amounts loaned by the Investors up to a maximum of $500,000, is hereinafter collectively referred to as the "Loan"; such Secured Demand Notes, together with all other notes evidencing the Debt, is hereinafter referred collectively referred to as the "Note"), and


                  WHEREAS, as inducement for the Loan, the Pledgor has agreed to pledge certain stock as security for the repayment of the Loan.


                  NOW THEREFORE, it is agreed as follows:


                  1. Pledge. In consideration of the Loan, the Pledgor hereby grants a security interest to the Pledgee Agent in instruments of the following description: (a) 418,000 common shares of Intek Global Corporation, a Delaware corporation (the "Intek Issuer"), represented by certificates Nos. 12529 (50,000 shs.); 12530 (50,000 shs.); 12531
(50,000 shs.);  12532 (50,000 shs.);  12533 (50,000 shs.);  12534 (50,000 shs.);
12535 (50,000 shs.);  12536 (50,000 shs.);  12537 (18,387 shs.); and (b) subject to Section 9 hereof, 1,344,446 shares of Common Stock of Ventel Inc, a corporation organized under the laws of Canada (the "Ventel Issuer" and, together with the Intek Issuer, the "Issuers"). (The shares described in paragraphs (a) and (b) above, together with any additional securities of the Issuer subsequently pledged pursuant to paragraph 7 or 8 hereof, are hereinafter collectively referred to as the "Pledged Shares"). The Pledgee Agent shall hold the Pledged Shares as security for the repayment of the Loan, and shall not encumber or dispose of the shares except as provided in paragraph 10 herein.


                  2. Delivery of Instruments. The Pledgor shall promptly deliver to the Pledgee Agent, or cause the Issuers to deliver directly to the Pledgee Agent, all certificates, instruments or other property representing or constituting any Pledged Shares; provided, however, that the Pledgor shall use its best efforts to cause the Pledged Shares issued by the Ventel Issuer (the "Ventel Pledged Shares") to be delivered as soon as possible following the date hereof. Any certificates or other instruments so delivered shall be duly endorsed and subscribed by the Pledgor or accompanied by appropriate instruments of transfer or assignment duly executed in blank by the Pledgor. Any such certificates, instruments or other property representing or constituting any Pledged Shares received by the Pledgor after the date of this Pledge Agreement shall be held by the Pledgor in trust for the Pledgee Agent and shall forthwith be delivered by the Pledgor to the Pledgee Agent as aforesaid. If at any time the Pledgee Agent notifies the Pledgor that additional endorsements or other instruments of transfer or assignment with respect to any of the Pledged Shares held by the Pledgee Agent are required, the Pledgor shall promptly execute the same in blank and deliver such endorsements or other instruments of transfer or assignment as the Pledgee Agent may request.


                  3. Power of Attorney. The Pledgor hereby constitutes and irrevocably appoints the Pledgee Agent, with full power of substitution and revocation by the Pledgee Agent, as the Pledgor's true and lawful attorney-in-fact, for the purpose from time to time of carrying out the provisions of this Agreement and taking any reasonable action and executing any instrument that the Pledgee Agent reasonably deems necessary or advisable to accomplish the purposes of this Agreement, including, without limitation, to affix to certificates representing any Pledged Shares the endorsements or other instruments of transfer or assignment delivered with respect thereto and to transfer or cause the transfer of the Pledged Shares, or any part thereof, on the books of the Issuers. The power of attorney granted pursuant to this Agreement and all authority hereby conferred are granted and conferred solely to protect the Pledgee Agent's interest in the Pledged Shares and shall not impose any duty upon the Pledgee Agent to exercise any power. This power of attorney shall be irrevocable as one coupled with an interest.

                  4. Dividends. During the term of this Pledge Agreement, and so long as the Pledgor is not in default in the performance of any term of the Pledge Agreement or in the payment of the principal or interest of the Loan (a "Default"), the Pledgor shall be entitled to receive all dividends and other amounts paid in respect of the Pledged Shares and any other property of any kind received, receivable, distributed or distributable on or by reason of the Pledged Shares pledged hereunder, whether in the form of or by way of cash distributions, warrants, subscription rights, partial liquidation, conversion, prepayments or redemptions (in whole or in part), liquidation, or otherwise that may be made subsequent to the date hereof.


                  5. Voting rights. During the term of this Pledge Agreement, and so long as no Default has occurred and is continuing, the Pledgor may vote the Pledged Shares on all corporate questions, and the Pledgee Agent shall execute due and timely proxies in favor of the Pledgor to this end.


                  6. Representations of Pledgor. The Pledgor represents and warrants to the Pledgee Agent that:


                    (a) the Pledgor is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, has all requisite power and authority to own, lease and operate its properties, to carry on its business as currently being conducted, to enter into this Agreement and to perform its obligations hereunder and thereunder.


                    (b) the Pledgor has the corporate power and authority and the legal right to execute, deliver and perform this Agreement and to grant the lien on the Pledged Shares contemplated hereby in favor of the Pledgee Agent, and all parties whose consent to the pledge made herein is required have given written consent to such pledge.


                    (c) The execution, delivery and performance of this Agreement by the Pledgor and the granting of the lien on the Pledged Shares contemplated hereby have been duly authorized by all necessary corporate action and do not and will not (i) violate any applicable law, rule or regulation or any provision of the corporate charter or the by-laws of the Pledgor , (ii) conflict with, result in a breach of, or constitute a default under any provision of any indenture, mortgage or other material agreement or instrument to which the Pledgor is a party or by which it or its respective properties or assets is bound or subject or of any license, judgment, order or decree of any governmental authority having jurisdiction over the Pledgor or any of its activities, properties or assets or (iii) result in or require the creation or imposition of any lien, security interest, charge or other claims or encumbrances upon or with respect to any properties or assets now or hereafter owned by the Pledgor (other than the liens created hereunder).

                    (d) This Agreement has been duly executed and delivered by the Pledgor and constitutes a legal, valid and binding obligation of the Pledgor enforceable against the Pledgor in accordance with its terms, except as enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or other similar laws affecting the enforcement of creditors' rights generally and by general equitable principles.


                    (e) No consent or authorization of, filing with, or other act by or in respect of, any arbitrator or governmental authority and no consent of any other persons is required (i) for the execution, delivery and performance of this Agreement by the Pledgor, (ii) for the pledge by the Pledgor of the Pledged Shares to the Pledgee Agent pursuant to this Agreement or (iii) for the exercise by the Pledgee Agent of the rights provided for in this Agreement or the remedies in respect of the Pledged Shares pursuant to this Agreement, except such as have been obtained, made or taken and are in full force and effect or may be required under federal or state securities laws in connection with any sale of the Pledged Shares.


                    (f) The Pledgor is the sole legal and beneficial owner of, and has valid and transferrable title to, the Pledged Shares, free and clear of all liens, security increases, charges or other claims or encumbrances, other than the lien in favor of the Pledgee Agent created by this Agreement.

                    (g) There are, as of the date hereof, a total of (i) 42,254,930 shares of common stock of the Intek Issuer outstanding (computed assuming that all outstanding options and warrants and securities convertible into shares of common stock of the Intek Issuer have been exercised or converted, as the case may be), and (ii) 28,648,635 shares of common stock of the Ventel Issuer outstanding (computed assuming that all outstanding options and warrants and securities convertible into shares of common stock of the Ventel Issuer have been exercised or converted, as the case may be), in each case including the Pledged Shares. No other shares of capital stock of the Issuers are outstanding as of the date hereof.


                    (h) The Pledged Shares are not subject to any restrictions governing their issuance, transfer, ownership or control except as set forth in the organizational documents of the Issuers, true, correct and complete copies of which have been provided to the Pledgee Agent, or on the face of the certificates themselves and the Pledgor has the right to transfer the Pledged Shares free of any encumbrances and without obtaining the consents of the other shareholders of the Issuers.


                    (i) Each Issuer was duly formed and is validly existing as a corporation under the laws of the jurisdiction of its incorporation.

                    (j) All actions required to create and perfect the lien of the Pledgee Agent in the Pledged Shares have been taken and the liens on the Pledged Shares in favor of the Pledgee Agent are superior in right to any rights or claims of any other person.


                  7. Adjustments. If, during the term of this Agreement any share dividend, reclassification, readjustment, or other change is declared or made in the capital structure of the Issuers, all new, substituted, and additional shares, or other securities, issued by reason of any such change shall be held by the Pledgee Agent under the terms of this Pledge Agreement in the same manner as the originally pledged Pledged Shares.


                  8. Warrants and rights. If, during the term of this Agreement subscription warrants or any other rights or options are issued in connection with the Pledged Shares, the Pledgee Agent shall immediately assign the pledged warrants, rights, or options to the Pledgor. All new shares or other securities so acquired by the Pledgor shall be immediately assigned to the Pledgee Agent to be held under the terms of this Pledge Agreement in the same manner as the originally pledged Pledged Shares.


                  9. Payment of loan; Release of Collateral. Upon payment of all principal and interest owed by the Pledgor pursuant to the Loan, the Pledged Shares shall automatically and without further action on the part of any party hereto be released from the pledge hereunder and Pledgee Agent shall promptly transfer to the Pledgor all the Pledged Shares and all rights received by the Pledgee Agent as a result of the Pledgee Agent's record ownership thereof. Notwithstanding the foregoing, effective the date upon which the principal amount of the Loan outstanding is less than $400,000, the Ventel Pledged Shares shall automatically and without further action on the part of any party hereto be released from the pledge hereunder and the Pledgee Agent shall promptly transfer to the Pledgor all such Ventel Pledged Shares and all rights received by the Pledgee Agent as a result of the Pledgee Agent's record ownership thereof.

                  10. Default. If the Pledgor defaults in the performance of any terms of this Agreement, or in the payment on demand of the principal or interest of the Loan, the Pledgee Agent shall have the rights and remedies provided in the Uniform Commercial Code in force in the State of New York at the date of this Agreement. In addition to and in conjunction with such rights and remedies, the Pledgee Agent may, by giving five Business Days' notice to the Pledgor by registered mail, and without liability for any diminution in price that may have occurred, sell all the Pledged Shares in any manner that accords with applicable law. At any bona fide public sale the Pledgee Agent may purchase all or any part of the Pledged Shares. The Pledgee Agent may retain out of the proceeds of any sale an amount equal to the principal and interest then due on the loan, plus the expenses of the sale, and shall pay any balance of the proceeds to the Pledgor. If the sale proceeds are insufficient to cover the principal and interest of the Loan and the sale expenses, the Pledgor shall remain liable to the Pledgee Agent for the resulting deficiency. As used herein, the term "Business Day" shall mean a day other than Saturday, Sunday or any other day on which banks located in the State of New York are authorized or obligated to close

                  11. Obligations of Pledgor. The Pledgor covenants to the Pledgee Agent that:


                    (a) The Pledgor will not sell, transfer or convey any interest in, or suffer or permit any lien, security interest, charge or other claim or encumbrance to exist on or with respect to, any of the Pledged Shares except the lien created under this Agreement; and

                    (b) The Pledgor will defend the Pledgee Agent's right, title and interest in, to and under the Pledged Shares against the claims and demands of all persons wheresoever.


                  12. Agent Pledgee as Agent. The Pledgee Agent is acting hereunder as agent for and on behalf of the Investors. No action may be taken by the Agent Pledgee hereunder unless authorized by Investors holding not less than 51% of the debt represented by the Note outstanding from time to time.

                  13.      General Provisions.

                    (a) No failure on the part of the Pledgee Agent to exercise, and no delay in exercising, any right, power or remedy hereunder shall operate as a waiver thereof, nor shall any single or partial exercise by the Pledgee Agent of any right, power or remedy hereunder preclude any other or future exercise thereof, or the exercise of any other right, power or remedy. The representations, covenants and agreements of the Pledgor herein contained shall survive the date hereof.


                    (b) This Agreement and any provisions hereof, may not be modified, amended, waived, extended, changed, discharged or terminated orally or by any act on the part of the Pledgor or the Lender, but only by an agreement in writing, signed by the Pledgee Agent.


                    (c) Any notice, demand, statement, request or consent made hereunder shall be in writing and delivered personally or sent to the party to whom the notice, demand or request is being made by Federal Express or other nationally recognized overnight delivery service, as follows, and shall be deemed given when delivered personally or one business day after being deposited with Federal Express or such other nationally recognized delivery service:


                  If to the Investors or the Pledgee Agent:

                           To:      Pellinore Securities Corporation
                                    745 Fifth Avenue
                                    New York, NY  10151
                                    Attn:  J. Richard Messina


                           with a copy to:

                                    Duquette & Tipton LLP
                                    405 Lexington Avenue, Ste. 4500
                                    New York, NY  10174
                                    Attn:  David J. Duquette, Jr.

                  If to the Pledgor:

                           To: American Digital Communications, Inc. 580 Granita Court
                                    Pickering Ontario L1W 3Z4
                                    CANADA

                           with a copy to:

                                    Kramer, Levin, Naftalis & Frankel
                                    919 Third Avenue
                                    New York, NY  10022
                                    Attn:  Scott S. Rosenblum, Esq.

provided that any notice, request or demand to or upon the Pledgee Agent shall not be effective until actually received. Any notices, requests or demands received on a day which is not a business day shall be deemed to have been received on the next following business day.


                  (d) THIS AGREEMENT SHALL BE GOVERNED BY, AND INTERPRETED AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK. EACH OF THE PARTIES HEREBY WAIVES, TO THE FULLEST EXTENT PERMITTED BY LAW, ANY RIGHT IT MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION DIRECTLY OR INDIRECTLY ARISING OUT OF, UNDER, OR IN CONNECTION WITH THIS AGREEMENT.


                  (e) The Pledgor hereby consents to the non-exclusive jurisdiction of the Supreme Court of the State of New York County and the United States District Court for the Southern District of New York with respect to any suit, claim, action or proceeding arising out of or related to this Agreement or the transaction contemplated hereby and hereby waives any objection which it may have now or hereafter to the venue of any suit, claim, action or proceeding arising out of or related to this Agreement or the transactions contemplated hereby and brought in the courts specified above and also hereby waives any claims that any such suit, claim, action or proceeding has been brought in an inconvenient forum.

                  (f) Notwithstanding anything to the contrary in this Agreement, the Pledgee Agent's recourse for amounts payable by the Pledgor under this Agreement shall be limited to the Pledge and any other collateral hereinafter specifically designated by the Pledgor or any other Person as security for the payment of such amounts; provided, however, that the foregoing shall not in any manner preclude or limit Pledgee Agent from (i) proceeding against the Pledgor by appropriate action to prevent or seek redress for any breach by the Pledgor of its obligations under this Agreement of for any fraud or intentional misrepresentation by the Pledgor or (ii) exercising any of its rights or remedies with respect to the Pledged Shares or any other collateral or security for the Note or from otherwise seeking enforcement of the Note.


                  (g) If any provision of this Agreement is determined by a court of competent jurisdiction to be unenforceable, such provision shall be automatically reformed and construed so as to be valid, operative and enforceable to the maximum extent permitted by the law while most nearly preserving its original intent. The invalidity of any part of this Agreement shall not render invalid the remainder of the Agreement.

                  (h) This Agreement may be executed in counterparts, each of which when so executed and delivered shall be deemed an original, but all such counterparts taken together shall constitute one and the same instrument.


                  (i) The section headings in this Agreement are for convenience of reference only and shall not affect the interpretation hereof.


                  IN WITNESS WHEREOF, the parties have executed this agreement.


                                           AMERICAN DIGITAL COMMUNICATIONS, INC.




                                           By:/s/ John G. Simmonds
                                              --------------------
                                                  John G. Simmonds
                                                  President



                                           PELLINORE SECURITIES CORP. FOR ITSELF
                                           AND AS AGENT FOR THE INVESTORS LISTED
                                           ON EXHIBIT A HERETO



                                           By:/s/ J. Richard Messina
                                              ----------------------
                                                   J. Richard Messina
                                                   President

                                                                       EXHIBIT A

                                                                   Exhibit 10.09

                          REGISTRATION RIGHTS AGREEMENT


         THIS REGISTRATION RIGHTS AGREEMENT (this "Agreement") is dated as of April 3, 1998 between AMERICAN DIGITAL COMMUNICATIONS, INC., a Wyoming corporation (the "Company") and Pellinore Securities Corporation as agent for the individuals and entities listed on Annex I hereto (each, an "Investor" and collectively the "Investors"). Capitalized terms not otherwise defined herein have the meanings set forth in Section 9.

         WHEREAS, the Investors have acquired certain shares of common stock of the Company (collectively, the "Investor Common Stock"), and certain warrants to purchase common stock of the Company (collectively, the "Warrants"), as more fully set forth on Exhibit A hereto;

         WHEREAS, the Company has agreed to provide the Investors with certain registration rights with respect to the Investor Common Stock and the common stock (the "Investor Warrant Stock") underlying the Warrants;

         NOW, THEREFORE, in consideration of the mutual covenants and agreements set forth in this Agreement, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

         1. Requested  Registrations.

            (a) Registration Requests. At any time after the date 180 days subsequent to the date hereof, but only for such period of time as the Company is obligated to any Investor pursuant to any Secured Notes, upon the written request of the holders of not less than 50% of the Registrable Securities requesting that the Company effect the registration under the Securities Act of all or part of the Registrable Securities owned by the such holders and specifying the number of Registrable Securities to be registered and the intended method of disposition thereof, the Company will thereupon will use its best efforts to effect the registration under the Securities Act of the Registrable Securities which the Company has been so requested to register by the such holders, all to the extent requisite to permit the disposition (in accordance with the intended methods thereof) of the Registrable Securities so to be registered; provided that the number of Registrable Securities requested to be so registered is not less than 25% of the Registrable Securities held by such requesting Holders. Notwithstanding the foregoing, the Company may postpone taking action with respect to a Requested Registration for a reasonable period of time after receipt of the original request (not exceeding ninety (90) days) if, in the good faith opinion of the Company's Board of Directors, effecting the registration would adversely affect a material financing, acquisition, disposition of assets or stock, merger or other comparable transaction or would require the Company to make public disclosure of information the public disclosure of which would have a material adverse effect upon the Company.

            (b) Limitations on Requested Registrations. Notwithstanding anything herein to the contrary, the Company shall not be required to honor a request for a Requested Registration if:

                (i) the Company has effected one Effective Registration pursuant to Section 1(a); or

                (ii) such  request is received  by the Company  less than ninety
(90) days following the effective date of any previous registration statement filed in connection with a Requested Registration or a Piggyback Registration, regardless of whether any Investor has exercised its rights under this Agreement

            (c) Registration Statement Form. Requested Registrations shall be on such appropriate registration form promulgated by the Commission as shall be selected by the Company, and shall be reasonably acceptable to the requesting holders of Registrable Securities, and shall permit the disposition of such Registrable Securities in accordance with the intended method or methods specified in the request for such registration.

            (d) Registration Expenses. The Company will pay all Registration Expenses incurred in connection with any Requested Registration.

            (e) Priority in Cutback  Registrations.  If a Requested Registration
becomes a Cutback Registration, the Company will include in any such registration to the extent of the number which the Managing Underwriter advises the Company can be sold in such offering (i) first, Registrable Securities requested to be included in such registration by the requesting holders and (ii) second, only to the extent all of such Registrable Securities have been included in such registration statement, securities of other stockholders of the Company in accordance with the advice of the Managing Underwriter specified above; and any securities so excluded shall be withdrawn from and shall not be included in such Requested Registration.

            (f) Preemption of Requested Registration. Notwithstanding anything to the contrary contained herein, at any time within thirty (30) days after receiving a written request for a Requested Registration, the Company may elect to effect an underwritten primary registration in lieu of the Requested
Registration if the Company's Board of Directors believes that such primary registration would be in the best interests of the Company or if the Managing Underwriter for the Requested Registration advises the Company in writing that in its opinion, in order to sell the Registrable Securities to be sold, the Company should include its own securities. If the Company so elects to effect a primary registration, the Company shall give prompt written notice to all holders of Registrable Securities of its intention to effect such a registration and shall afford the holders of the Registrable Securities rights contained in
Section 2 with respect to Piggyback Registrations. In the event that the Company so elects to effect a primary registration after receiving a request for a Requested Registration, the requests for a Requested Registration shall be deemed to have been withdrawn and such primary registration shall not be deemed to be an Effective Registration.


         2. Piggyback Registrations. (a) Right to Include Registrable Securities. Notwithstanding any limitation contained in Section 1, if the Company at any time proposes after the date hereof to effect a Piggyback Registration, including in accordance with Section 1(f), it will each such time give prompt written notice (a "Notice of Piggyback Registration") at least 30 days prior to the anticipated filing date, to all holders of Registrable Securities of its intention to do so and of such holders' rights under this
Section 2, which Notice of Piggyback Registration shall include a description of the intended method of disposition of such securities. Upon the written request of any such holder made within 15 days prior to the anticipated filing date specified in the Notice of Piggyback Registration (which request shall specify the Registrable Securities intended to be disposed of by such holder), the Company will use its best efforts to include in the registration statement relating to such Piggyback Registration all Registrable Securities which the Company has been so requested to register. Notwithstanding the foregoing, if, at any time after giving a Notice of Piggyback Registration and prior to the effective date of the registration statement filed in connection with such registration, the Company shall determine for any reason not to register or to delay registration of such securities, the Company may, at its election, give written notice of such determination to each holder of Registrable Securities and, thereupon, (i) in the case of a determination not to register, shall be relieved of its obligation to register any Registrable Securities in connection with such registration (but not from its obligation to pay the Registration Expenses in connection therewith) without prejudice, however, to the rights of Requesting Holders to request that such registration be effected as a Requested Registration under Section 1, and (ii) in the case of a determination to delay registering, shall be permitted to delay registering any Registrable Securities for the same period as the delay in registering such other securities. No registration effected under this Section 2 shall relieve the Company of its obligations to effect a Requested Registration under Section 1.

            (b) Registration Expenses. The Company will pay all Registration Expenses incurred in connection with each Piggyback Registration.

            (c) Priority in Cutback Registrations. If a Piggyback Registration becomes a Cutback Registration, the Company will include in such registration to the extent of the amount of the securities which the Managing Underwriter advises the Company can be sold in such offering:

               (i) if such registration was initially proposed by the Company as a primary registration of its securities, (x) first, the securities proposed by the Company to be sold for its own account, and (y) second, any Registrable Securities requested to be included in such registration by Requesting Holders and any securities of other stockholders of the Company, pro rata on the basis of the number of Registrable Securities and other securities requested to be included in such registration;

               (ii) if such registration was in whole or part requested by the Requesting Holders and thereafter became a Piggyback Registration under the circumstances described in Section 1(f), or if such registration was in whole or part requested by other stockholders of the Company and not the Requesting Holders and the Company exercises rights to preempt such requested registration, (x) first, the securities proposed by the Company to be sold for its own account, (y) second, any Registrable Securities requested to be included in such registration or any securities of other initiating stockholders of the Company requested by such stockholders to be included in such registration and (x) third, any securities of other stockholders of the Company; and

               (iii) if such registration was requested in whole or part by other stockholders of the Company and not by the Requesting Holders and the Company does not exercise any right to preempt such requested registration, (x) first, the securities of the initiating holders requested to be included in the registration, and (y) second, any Registrable Securities requested to be included in such registration by Requesting Holders and any securities of other stockholders of the Company, pro rata on the basis of the number of Registrable Securities and other securities requested to be included in such registration;

and any securities so excluded shall be withdrawn from and shall not be included in such Piggyback Registration.


         3. Registration Procedures. If and whenever the Company is required to use its best efforts to effect the registration of any Registrable Securities under the Securities Act pursuant to Section 1 or Section 2, the Company will use its best efforts to effect the registration and sale of such Registrable Securities in accordance with the intended methods of disposition thereof. Without limiting the foregoing, the Company in each such case will, as expeditiously as possible:

                           (a) prepare and file with the Commission the requisite registration statement to effect such registration and use its best efforts to cause such registration statement to become effective, provided that as far in advance as practical before filing such registration statement or any amendment thereto, the Company will furnish to Pellinore and Requesting Holders copies of reasonably complete drafts of all such documents proposed to be filed (including exhibits), and any such holder shall have the opportunity to object to any information pertaining solely to such holder that is contained therein and the Company will make the corrections reasonably requested by such holder with respect to such information prior to filing any such registration statement or amendment;

                           (b) prepare and file with the Commission such amendments and supplements to such registration statement and any prospectus used in connection therewith as may be necessary to maintain the effectiveness of such registration statement and to comply with the provisions of the Securities Act with respect to the disposition of all Registrable Securities covered by such registration statement, in accordance with the intended methods of disposition thereof, until the earlier of (i) such time as all of such securities have been disposed of in accordance with the intended methods of disposition by the seller or sellers thereof set forth in such registration statement and (ii) 180 days after such registration statement becomes effective;

                           (c) promptly notify each Investor and each Requesting Holder and the underwriter or underwriters, if any:

                              (i) when such registration statement or any prospectus used in connection therewith, or any amendment or supplement thereto, has been filed and, with respect to such registration statement or any post effective amendment thereto, when the same has become effective;

                              (ii) of any written  request by the Commission for
                    amendments or supplements to such registration statement or prospectus;

                              (iii) of the  notification  to the  Company by the
                    Commission of its initiation of any proceeding with respect to the issuance by the Commission of, or of the issuance by the Commission of, any stop order suspending the effectiveness of such registration statement; and

                              (iv)  of  the   receipt  by  the  Company  of  any
                    notification with respect to the suspension of the qualification of any Registrable Securities for sale under the applicable securities or blue sky laws of any jurisdiction;

                           (d) furnish to each seller of Registrable Securities covered by such registration statement such number of conformed copies of such registration statement and of each amendment and supplement thereto (in each case including all exhibits and documents incorporated by reference) such number of copies of the prospectus contained in such registration statement (including each preliminary prospectus and any summary prospectus) and any other prospectus filed under Rule 424 promulgated under the Securities Act relating to such holder's
         Registrable Securities, and such other documents, as such seller may reasonably request to facilitate the disposition of its Registrable Securities;

                           (e) use its best efforts to register or qualify all Registrable Securities covered by such registration statement under such other securities or blue sky laws of such jurisdictions as each holder thereof shall reasonably request, to keep such registration or qualification in effect for so long as such registration statement remains in effect, and take any other action which may be reasonably necessary or advisable to enable such holder to consummate the disposition in such jurisdictions of the Registrable Securities owned by such holder, except that the Company shall not for any such purpose be required (i) to qualify generally to do business as a foreign corporation in any jurisdiction wherein it would not but for the requirements of this paragraph (e) be obligated to be so qualified, (ii) to subject itself to taxation in any such jurisdiction or (iii) to consent to general service of process in any jurisdiction;

                           (f) use its best efforts to cause all Registrable Securities covered by such registration statement to be registered with or approved by such other governmental agencies or authorities as may be necessary to enable each holder thereof to consummate the disposition of such Registrable Securities;

                           (g) furnish to each Investor and each Requesting Holder a signed counterpart, addressed to such holder (and the underwriters, if any), of

                                (i) an opinion of counsel for the Company, dated
                        the effective date of such registration statement (or, if such registration includes an underwritten Public Offering, dated the date of any closing under the underwriting agreement), reasonably satisfactory in form and substance to such holder, and

                                (ii) a  "comfort"  letter,  dated the  effective
                        date of such registration statement (and, if such registration includes an underwritten Public Offering, dated the date of any closing under the underwriting agreement), signed by the independent public accountants who have certified the Company's financial statements included in such registration statement, in each case covering substantially the same matters with respect to such registration statement (and the prospectus included therein) and, in the case of the accountants' letter, with respect to events subsequent to the date of such financial statements, as are customarily covered in opinions of issuer's counsel and in accountants' letters delivered to the underwriters in underwritten Public Offerings of securities and, in the case of the accountants' letter, such other financial matters, as such holder (or the underwriters, if any) may reasonably request;

                           (h) notify each holder of Registrable Securities covered by such registration statement, at any time when a prospectus relating thereto is required to be delivered under the Securities Act, of the happening of any event as a result of which any prospectus included in such registration statement, as then in effect, includes an untrue statement of a material fact or omits to state any material fact required to be stated therein or necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading, and at the request of any such holder promptly prepare and furnish to such holder a reasonable number of copies of a supplement to or an amendment of such prospectus as may be necessary so that, as thereafter delivered to the purchasers of such securities, such prospectus shall not include an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading;

                           (i) otherwise use its best efforts to comply with all applicable rules and regulations of the Commission, and make available to its security holders, as soon as reasonably practicable, an earnings statement covering the period of at least twelve (12) months, but not more than eighteen (18) months, beginning with the first full calendar month after the effective date of such registration statement, which earnings statement shall satisfy the provisions of Section 11(a) of the Securities Act and Rule 158 promulgated thereunder;

                           (j) make available for inspection by each Investor and any Requesting

         Holder, any underwriter participating in any disposition pursuant to such registration statement and any attorney, accountant or other agent retained by any such seller or underwriter (collectively, the "Inspectors"), all financial and other records, pertinent corporate documents and properties of the Company (collectively, the "Records") as shall be reasonably necessary to enable them to exercise their due diligence responsibility, and cause the Company's officers, directors and employees to supply all information reasonably requested by any such Inspector in connection with such registration statement. Records which the Company determines, in good faith, to be confidential and which it notifies the Inspectors are confidential shall not be disclosed by the Inspectors unless (i) the disclosure of such Records is necessary to avoid or correct a misstatement or omission in the registration statement, (ii) the release of such Records is ordered pursuant to a subpoena or other order from a court of competent jurisdiction or (iii) the information in such Records has been made generally available to the public. The seller of Registrable Securities agrees by acquisition of such Registrable Securities that it will, upon learning that disclosure of such Records is sought in a court of competent jurisdiction, give notice to the Company and allow the Company, at the Company's expense, to undertake appropriate action to prevent disclosure of the Records deemed confidential;

                           (k) provide a transfer agent and registrar for all Registrable Securities covered by such registration statement not later than the effective date of such registration statement; and

                           (l) use its best efforts to cause all Registrable Securities covered by such registration statement to be listed, upon official notice of issuance, on any securities exchange on which any of the securities of the same class as the Registrable Securities are then listed.

                  The Company may require each holder of Registrable Securities as to which any registration is being effected to, and each such holder, as a condition to including Registrable Securities in such registration, shall, furnish the Company with such information and affidavits regarding such holder and the distribution of such securities as the Company may from time to time reasonably request in writing in connection with such registration.

                  Each holder of Registrable Securities agrees by acquisition of such Registrable Securities that upon receipt of any notice from the Company of the happening of any event of the kind described in paragraph (h), such holder will forthwith discontinue such holder's disposition of Registrable Securities pursuant to the registration statement relating to such Registrable Securities until such holder's receipt of the copies of the supplemented or amended prospectus contemplated by paragraph (h) and, if so directed by the Company, will deliver to the Company (at the Company's expense) all copies, other than permanent file copies, then in such holder's possession of the prospectus relating to such Registrable Securities current at the time of receipt of such notice. In the event the Company shall give any such notice, the period referred to in paragraph (b) shall be extended by a number of days equal to the number of days during the period from and including the giving of notice pursuant to paragraph (h) and to and including the date when each holder of any Registrable Securities covered by such registration statement shall receive the copies of the supplemented or amended prospectus contemplated by paragraph (h).

         4.       Underwritten Offerings.

                  (a) Underwritten Requested Offerings. In the case of any underwritten Public Offering being effected pursuant to a Requested Registration, the Managing Underwriter and any other underwriter or underwriters with respect to such offering shall be selected, after consultation with the holders of the Registrable Securities to be included in such underwritten offering, by the Company with the consent of the holders of a majority of the Registrable Securities to be included in such underwritten offering, which consent shall not be unreasonably withheld. The Company shall enter into an underwriting agreement in customary form with such underwriter or underwriters, which shall include, among other provisions, indemnities to the effect and to the extent provided in Section 6. The holders of Registrable

Securities to be distributed by such underwriters shall be parties to such underwriting agreement and may, at their option, require that any or all of the representations and warranties by, and the other agreements on the part of, the Company to and for the benefit of such underwriters also be made to and for their benefit and that any or all of the conditions precedent to the obligations of such underwriters under such underwriting agreement also be conditions precedent to their obligations. No holder of Registrable Securities shall be required to make any representations or warranties to or agreements with the Company or the underwriters other than representations, warranties or agreements regarding such holder and its ownership of the securities being registered on its behalf and such holder's intended method of distribution and any other representation required by law. No holder of Registrable Securities may participate in such underwritten offering unless such holder agrees to sell its Registrable Securities on the basis provided in such underwriting agreement and completes and executes all questionnaires, powers of attorney, indemnities and other documents reasonably required under the terms of such underwriting agreement. If any holder of Registrable Securities disapproves of the terms of an underwriting, such holder may elect to withdraw therefrom and from such registration by notice to the Company and the Managing Underwriter, and each of the remaining holders shall be entitled to increase the number of Registrable Securities being registered to the extent of the Registrable Securities so withdrawn in the proportion which the number of Registrable Securities being registered by such remaining holder bears to the total number of Registrable Securities being registered by all such remaining holders.

                  (b) Underwritten Piggyback Offerings. If the Company at any time proposes to register any of its securities in a Piggyback Registration and such securities are to be distributed by or through one or more underwriters, the Company will, subject to the provisions of Section 2(c), use its best efforts, if requested by any holder of Registrable Securities, to arrange for such underwriters to include the Registrable Securities to be offered and sold by such holder among the securities to be distributed by such underwriters, and such holders shall be obligated to sell their Registrable Securities in such Piggyback Registration through such underwriters on the same terms and conditions as apply to the other Company securities to be sold by such underwriters in connection with such Piggyback Registration. The holders of Registrable Securities to be distributed by such underwriters shall be parties to the underwriting agreement between the Company and such underwriter or underwriters and may, at their option, require that any or all of the representations and warranties by, and the other agreements on the part of, the Company to and for the benefit of such underwriters also be made to and for their benefit and that any or all of the conditions precedent to the obligations of such underwriters under such underwriting agreement also be conditions precedent to their obligations. No holder of Registrable Securities shall be required to make any representations or warranties to or agreements with the Company or the underwriters other than representations, warranties or agreements regarding such holder and its ownership of the securities being registered on its behalf and such holder's intended method of distribution and any other representation required by law. No Requesting Holder may participate in such underwritten offering unless such holder agrees to sell its Registrable Securities on the basis provided in such underwriting agreement and completes and executes all questionnaires, powers of attorney, indemnities and other documents reasonably required under the terms of such underwriting agreement. If any Requesting Holder disapproves of the terms of an underwriting, such holder may elect to withdraw therefrom and from such registration by notice to the Company and the Managing Underwriter, and each of the remaining Requesting Holders shall be entitled to increase the number of Registrable Securities being registered to the extent of the Registrable Securities so withdrawn in the proportion which the number of Registrable Securities being registered by such remaining Requesting Holder bears to the total number of Registrable Securities being registered by all such remaining Requesting Holders.

         5.       Holdback Agreements.

                  (a) By the Holders of Registrable Securities. Unless the Managing Underwriter (or, in the case of a non-underwritten Public Offering, the Company) otherwise agrees, each holder of Registrable Securities, by acquisition of such Registrable Securities, agrees, to the extent permitted by law, not to effect any public sale or distribution (including a sale under Rule 144) of such securities, or any securities convertible into or exchangeable or exercisable for such securities, during the 10 days prior to and the 90 days after the effective date of any registration statement filed by the Company in connection with a Public Offering (or for such shorter period of time as is sufficient and appropriate, in the opinion of the Managing Underwriter (or, in the case of a non-underwritten Public Offering, the Company), in order to complete the sale and distribution of the securities included in such registration), except as part of such registration statement, whether or not such holder participates in such registration.

                  (b) By the Company and Other Securityholders. Unless the Managing Underwriter otherwise agrees, the Company agrees (x) not to effect any public sale or distribution of its equity securities, or any securities convertible into or exchangeable or exercisable for such securities, during the 14 days prior to and the 90 days after the effective date of the registration statement filed in connection with an underwritten offering made pursuant to a Requested Registration or a Piggyback Registration (or for such shorter period of time as is sufficient and appropriate, in the opinion of the Managing Underwriter, in order to complete the sale and distribution of the securities included in such registration), except as part of such underwritten registration and except pursuant to registrations on Form S-4 or Form S-8 promulgated by the Commission or any successor or similar forms thereto, and (y) to cause each holder of its equity securities, or of any securities convertible into or exchangeable or exercisable for such securities, in each case purchased from the Company at any time after the date of this Agreement (other than in a Public Offering), to agree, to the extent permitted by law, not to effect any such public sale or distribution of such securities (including a sale under Rule
144), during such period, except as part of such underwritten registration.


         6. Indemnification. (a) Indemnification by the Company. The Company shall, to the full extent permitted by law, indemnify and hold harmless each seller of Registrable Securities included in any registration statement filed in connection with a Requested Registration or a Piggyback Registration, its directors and officers, and each other Person, if any, who controls any such seller within the meaning of the Securities Act, against any losses, claims, damages, expenses or liabilities, joint or several (together, "Losses"), to which such seller or any such director or officer or controlling Person may become subject under the Securities Act or otherwise, insofar as such Losses (or actions or proceedings, whether commenced or threatened, in respect thereof) arise out of or are based upon any untrue statement or alleged untrue statement of any material fact contained in any such registration statement, any preliminary prospectus, final prospectus or summary prospectus contained therein, or any amendment or supplement thereto, or any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein (in the case of a prospectus, in the light of the circumstances under which they were made) not misleading, and the Company will reimburse such seller and each such director, officer and controlling Person for any legal or any other expenses reasonably incurred by them in connection with investigating or defending any such Loss (or action or proceeding in respect thereof); provided that the Company shall not be liable in any such case to the extent that any such Loss (or action or proceeding in respect thereof) arises out of or is based upon (x) an untrue statement or alleged untrue statement or omission or alleged omission made in any such registration statement, preliminary prospectus, final prospectus, summary prospectus, amendment or supplement in reliance upon and in conformity with information furnished to the Company by such seller or (y) such seller's failure to send or give a copy of the final prospectus to the Persons asserting an untrue statement or alleged untrue statement or omission or alleged omission at or prior to the written confirmation of the sale of Registrable Securities to such Person if such statement or omission was corrected in such final prospectus. Such indemnity shall remain in full force and effect regardless of any investigation made by or on behalf of such seller or any such director, officer or controlling Person, and shall survive the transfer of such securities by such seller. The Company shall also indemnify each other Person who participates (including as an underwriter) in the offering or sale of Registrable Securities, their officers and directors and each other Person, if any, who controls any such participating Person within the meaning of the Securities Act to the same extent as provided above with respect to holders of Registrable Securities.

                  (b) Indemnification by the Sellers. Each holder of Registrable
Securities which are included or are to be included in any registration statement filed in connection with a Requested Registration or a Piggyback Registration, as a condition to including Registrable Securities in such registration statement, shall, to the full extent permitted by law, indemnify and hold harmless the Company, its directors and officers, and each other Person, if any, who controls the Company within the meaning of the Securities Act, against any Losses to which the Company or any such director or officer or controlling Person may become subject under the Securities Act or otherwise, insofar as such Losses (or actions or proceedings, whether commenced or threatened, in respect thereof) arise out of or are based upon any untrue statement or alleged untrue statement of any material fact contained in any such registration statement, any preliminary prospectus, final prospectus or summary prospectus contained therein, or any amendment or supplement thereto, or any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein (in the case of a prospectus, in the light of the circumstances under which they were made) not misleading, if such untrue statement or alleged untrue statement or omission or alleged omission was made in reliance upon and in conformity with written information furnished to the Company through an instrument duly executed by such seller specifically stating that it is for use in the preparation of such
registration  statement,   preliminary  prospectus,  final  prospectus,  summary
prospectus, amendment or supplement and the aggregate amount which may be recovered from any holder of Registrable Securities pursuant to the indemnification provided for in this Section 6(b) in connection with any registration and sale of Registrable Securities shall be limited to the total proceeds received by such holder from the sale of such Registrable Securities. Such indemnity shall remain in full force and effect regardless of any investigation made by or on behalf of the Company or any such director, officer or participating or controlling Person and shall survive the transfer of such securities by such seller. Such holders shall also indemnify each other Person who participates (including as an underwriter) in the offering or sale of Registrable Securities, their officers and directors and each other Person, if any, who controls any such participating Person within the meaning of the Securities Act to the same extent as provided above with respect to the Company.

                  (c) Notices of Claims, etc. Promptly after receipt by an Indemnified Party of notice of the commencement of any action or proceeding involving a claim referred to in the preceding paragraph (a) or (b) of this
Section 6, such Indemnified Party will, if a claim in respect thereof is to be made against an Indemnifying Party pursuant to such paragraphs, give written notice to the latter of the commencement of such action, provided that the failure of any Indemnified Party to give notice as provided herein shall not relieve the Indemnifying Party of its obligations under the preceding paragraphs of this Section 6, except to the extent that the Indemnifying Party is actually prejudiced by such failure to give notice. In case any such action is brought against an Indemnified Party, the Indemnifying Party shall be entitled to participate in and to assume the defense thereof, jointly with any other Indemnifying Party similarly notified to the extent that it may wish, with counsel reasonably satisfactory to such Indemnified Party, and after notice from the Indemnifying Party to such Indemnified Party of its election so to assume the defense thereof, the Indemnifying Party shall not be liable to such Indemnified Party for any legal or other expenses subsequently incurred by the latter in connection with the defense thereof other than reasonable costs of investigation; provided that the Indemnified Party may participate in such defense at the Indemnified Party's expense; and provided, further that the Indemnified Party or Indemnified Parties shall have the right to employ one counsel to represent it or them if, in the reasonable judgment of the Indemnified Party or Indemnified Parties, it is advisable for it or them to be represented by separate counsel by reason of having legal defenses which are different from or in addition to those available to the Indemnifying Party, and in that event the reasonable fees and expenses of such one counsel shall be paid by the Indemnifying Party. If the Indemnifying Party is not entitled to, or elects not to, assume the defense of a claim, it will not be obligated to pay the fees and expenses of more than one counsel for the Indemnified Parties with respect to such claim, unless in the reasonable judgment of any Indemnified Party a conflict of interest may exist between such Indemnified Party and any other Indemnified Parties with respect to such claim, in which event the Indemnifying Party shall be obligated to pay the fees and expenses of such additional counsel for the Indemnified Parties. No Indemnifying Party shall consent to entry of any judgment or enter into any settlement without the consent of the Indemnified Party which does not include as an unconditional term thereof the giving by the claimant or plaintiff to such Indemnified Party of a release from all liability in respect to such claim or litigation. No Indemnifying Party shall be subject to any liability for any settlement made without its consent, which consent shall not be unreasonably withheld.

                  (d) Contribution. If the indemnity and reimbursement obligation provided for in any paragraph of this Section 6 is unavailable or insufficient to hold harmless an Indemnified Party in respect of any Losses (or actions or proceedings in respect thereof) referred to therein, then (unless, and except to the extent that, such unavailability or insufficiency results from defenses or limitations provided by this Section 6) the Indemnifying Party shall contribute to the amount paid or payable by the Indemnified Party as a result of such Losses (or actions or proceedings in respect thereof) in such proportion as is appropriate to reflect the relative fault of the Indemnifying Party on the one hand and the Indemnified Party on the other hand in connection with statements or omissions which resulted in such Losses, as well as any other relevant equitable considerations. The relative fault shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of a material fact or the omission or alleged omission to state a material fact relates to information supplied by the Indemnifying Party or the Indemnified
Party and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such untrue statement or omission. The parties hereto agree that it would not be just and equitable if contributions pursuant to this paragraph were to be determined by pro rata allocation or by any other method of allocation which does not take account of the equitable considerations referred to in the first sentence of this paragraph. The amount paid by an Indemnified Party as a result of the Losses referred to in the first sentence of this paragraph shall be deemed to include any legal and other expenses reasonably incurred by such Indemnified Party in connection with investigating or defending any Loss which is the subject of this paragraph.

                  (e) Fraudulent Misrepresentation. No Indemnified Party guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Securities Act) shall be entitled to indemnification or contribution from the Indemnifying Party if the Indemnifying Party was not guilty of such fraudulent misrepresentation.

                  (f) Other Indemnification. Indemnification similar to that specified in the preceding paragraphs of this Section 6 (with appropriate modifications) shall be given by the Company and each seller of Registrable Securities with respect to any required registration or other qualification of securities under any federal or state law or regulation of any governmental authority other than the Securities Act. The provisions of this Section 6 shall be in addition to any other rights to indemnification or contribution which an Indemnified Party may have pursuant to law, equity, contract or otherwise.

                  (g) Indemnification Payments. The indemnification required by this Section 6 shall be made by periodic payments of the amount thereof during the course of the investigation or defense, as and when bills are received or Losses are incurred.

         7. Covenants Relating to Rule 144. If at any time the Company is required to file reports in compliance with either Section 13 or Section 15(d) of the Exchange Act, the Company will file reports in compliance with the Exchange Act, and will, at its expense, forthwith upon the request of any holder of Registrable Securities, deliver to such holder a certificate, signed by the Company's principal financial officer, stating (a) the Company's name, address and telephone number (including area code), (b) the Company' s Internal Revenue Service identification number, (c) the Company's Commission file number, (d) the number of shares of each class of Stock outstanding as shown by the most recent report or statement published by the Company, and (e) whether the Company has filed the reports required to be filed under the Exchange Act for a period of at least ninety (90) days prior to the date of such certificate and in addition has filed the most recent annual report required to be filed thereunder.


             8.   Other Registration Rights.

                  (a) No Existing Agreements. Except as provided on Schedule 8(a) hereto, the Company represents and warrants to Pellinore that there is not in effect on the date hereof any agreement by the Company pursuant to which any holders of securities of the Company have a right to cause the Company to register or qualify such securities under the Securities Act or any securities or blue sky laws of any jurisdiction that would conflict or be inconsistent with any provision of this Agreement.

                  (b) Future Agreements. The Company shall not hereafter agree with the holders of any securities issued or to be issued by the Company to register or qualify such securities under the Securities Act or any securities or blue sky laws of any jurisdiction unless such agreement specifically provides that (i) such holder of such securities may not participate in any Requested Registration under this Agreement except as provided in Section 1; (ii) the holder of such securities may not participate in any Piggyback Registration except as contemplated in Section 2(c); and (iii) such securities may not be publicly offered or sold for the period specified in Section 5(a) under the circumstances described in such Section.


         9. Termination. Notwithstanding anything in this Agreement to the contrary, this Agreement and the obligations of the Company hereunder shall terminate and be of no further force or effect on the first date upon which the Registrable Securities may be sold without limitation under Rule 144 under the Securities Act of 1933 , as amended (as such Rule may be amended from time to time), as determined by an option of counsel to the Company.

         10.      Definitions.

                  (a) Except as otherwise specifically indicated, the following terms will have the following meanings for all purposes of this Agreement:

                  "Affiliate" of any Person means any Person, directly or indirectly, controlling, controlled by or under common control with such Person.

                  "Agreement" means this Registration Rights Agreement, as the same shall be amended from time to time.

                  "Business Day" means a day other than Saturday, Sunday or any other day on which banks located in the State of New York are authorized or obligated to close.

                  "Commission" means the United States Securities and Exchange Commission, or any successor governmental agency or authority.

                  "Company" has the meaning specified in the preamble hereto.

                  "Cutback Registration" means any Requested Registration or Piggyback Registration to be effected as an underwritten Public Offering in which the Managing Underwriter with respect thereto advises the Company, the Requesting Holders and any other stockholders of the Company who have requested that shares be included in such registration in writing that, in its opinion, the number of securities requested to be included in such registration (including securities which are not Registrable Securities) exceed the number which can be sold in such offering without a material reduction in the selling price anticipated to be received for the securities to be sold in such public offering.

                  "Effective Registration" means, subject to the last sentence of Section 1(f), a Requested Registration which (a) has been declared or ordered effective in accordance with the rules of the Commission and (b) has been kept effective for the period of time contemplated by Section 3(b); provided that a Cutback Registration in which the number of Registrable Securities actually included in such registration is not at least eighty-five percent (85%) of the number of Registrable Securities requested to be included in such registration shall not be an Effective Registration for purposes of this Agreement; Notwithstanding the foregoing, a registration that does not become effective after it has been filed with the Commission solely by reason of Pellinore's refusal to proceed shall be deemed to be an Effective Registration for purposes of this Agreement.

                  "Exchange Act" means the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

                  "Indemnified Party" means a party entitled to indemnity in accordance with Section 6.

                  "Indemnifying Party" means a party obligated to provide indemnity in accordance with Section 6.

                  "Inspectors" has the meaning ascribed to it in Section 3(j).

                  "Investor Common Stock" has the meaning set forth in the preamble hereof.

                  "Investor Warrant Stock" has the meaning set forth in the preamble hereof.

                  "Investors" has the meaning set forth in the preamble hereof.

                  "Losses" has the meaning ascribed to it in Section 6(a).

                  "Managing Underwriter" means, with respect to any Public Offering, the underwriter or underwriters managing such Public Offering.

                  "NASD" means the National Association of Securities Dealers, Inc.

                  "Notice of Piggyback Registration" has the meaning ascribed to it in Section 2(a).

                  "Person"  means  any  natural  person,  corporation,   general
partnership, limited partnership, proprietorship, other business organization, trust, union or association.

                  "Piggyback Registration" means any registration of securities of the Company of the same class as the Registrable Securities under the Securities Act (other than a registration in respect of a dividend reinvestment or similar plan for stockholders of the Company or on Form S-4 or Form S-8 promulgated by the Commission, or any successor or similar forms thereto), whether for sale for the account of the

Company or for the account of any holder of securities of the Company (other than Registrable Securities), including a registration by the Company under the circumstances described in Section 1(f).

                  "Preferred Stock" has the meaning specified in the preamble hereto, and any stock into which such Preferred Stock shall have been changed or any stock resulting from any reclassification of such Preferred Stock.

                  "Public Offering" means any offering of common stock of the Company ("Common Stock"), Preferred Stock or warrants to purchase Common Stock or Preferred Stock to the public, either on behalf of the Company or any of its securityholders, pursuant to an effective registration statement under the Securities Act.

                  "Records" has the meaning ascribed to it in Section 3(j).

                  "Registrable Securities" means (i) the Investor Common Stock and the Investor Warrant Stock, (ii) any additional shares of Common Stock issued or distributed to the Investors by way of a dividend, stock split or other distribution in respect of the Investor Common Stock and the Investor
Warrant Stock, (iii) any additional shares of Common Stock acquired by the Investors by way of any rights offering or similar offering made in respect of the Investor Common Stock and the Investor Warrant Stock and (iv) any additional shares of Common Stock issued or issuable to the Investors upon conversion, exercise or exchange of any capital stock, right, option, warrant, evidence of indebtedness or other security of any type whatsoever that shall have been issued pursuant to or with respect to the Investor Common Stock and the Investor Warrant Stock. As to any particular Registrable Securities, once issued such securities shall cease to be Registrable Securities when (i) a registration statement with respect to the sale of such securities shall have become effective under the Securities Act and such securities shall have been disposed of in accordance with such registration statement, (ii) they shall have been distributed to the public pursuant to Rule 144, or (iii) they shall have ceased to be outstanding.

                  "Registration Expenses" means all expenses incident to the Company's performance of or compliance with its obligations under this Agreement to effect the registration of Registrable Securities in a Requested Registration or a Piggyback Registration, including, without limitation, all registration, filing, securities exchange listing and NASD fees, all registration, filing, qualification and other fees and expenses of complying with securities or blue sky laws, all word processing, duplicating and printing expenses, messenger and delivery expenses, the fees and disbursements of counsel for the Company and of its independent public accountants, including the expenses of any special audits or "cold comfort" letters required by or incident to such performance and compliance, the reasonable fees and disbursements of a single counsel retained by the holders of a majority of the Registrable Securities being registered, premiums and other costs of policies of insurance against liabilities arising out of the Public Offering of the Registrable Securities being registered and any fees and disbursements of underwriters customarily paid by issuers or sellers of securities, but excluding underwriting discounts and commissions and transfer taxes, if any, in respect of Registrable Securities, which shall be payable by each holder thereof, pro rata on the basis of the number of Registrable Securities of each such holder that are included in a registration under this Agreement.

                  "Requesting Holders" means, with respect to any Piggyback Registration, the holders of Registrable Securities requesting to have Registrable Securities included in such registration in accordance with this Agreement.

                  "Requested Registration" means any registration of Registrable Securities under the Securities Act effected in accordance with Section 1.

                  "Rule 144" means Rule 144 promulgated by the Commission under the Securities Act, and any successor provision thereto.

                  "Securities Notes" means, collectively, the secured promissory notes issued by the Company to Pellinore Securities Corporation, on behalf of and as agent for the several Investors, dated the date hereof.

                  "Securities Act" means the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

                  "Senior Executive Officer" means, as to the Company, its Chairman, President, Chief Financial Officer, Treasurer or Controller or any person performing any of such functions, whether or not holding such title.


                  (b) Unless the context of this Agreement  otherwise  requires,
(i) words of any gender include each other gender; (ii) words using the singular or plural number also include the plural or singular number, respectively; (iii) the terms "hereof," "herein," "hereby" and derivative or similar words refer to this entire Agreement; and (iv) the term "Section" refers to the specified Section of this Agreement. Whenever this Agreement refers to a number of days, such number shall refer to calendar days unless Business Days are specified.


         11.      Miscellaneous.

                  (a) Notices. All written communications provided for hereunder shall be sent by registered or certified mail or nationwide overnight delivery service (with charges prepaid) or delivered by hand to the following addresses or such other address as the appropriate party may specify to each other party hereto in writing:

                           If to Investor,

                           to: Pellinore Securities Corporation, as agent 745 Fifth Avenue
                                    New York, NY  10151
                                    Attn: J. Richard Messina

                           with a copy to:

                                    Duquette & Tipton LLP
                                    405 Lexington Avenue, Ste. 4500
                                    New York, NY  10174
                                    Attn: David J. Duquette, Jr.

                  If to the Company,

                           to: American Digital Communications, Inc. 580 Granite Court
                                    Pickering Ontario L1W 3Z4
                                    CANADA
                           with a copy to:

                                    Kramer, Levin, Naftalis & Frankel
                                    919 Third Avenue
                                    New York, NY  10022
                                    Attn: Scott Rosenblum, Esq.

provided, however, that any such communication to the Company shall be in writing and may also, at the option of Pellinore, be delivered by any other means to the Company at the address specified above in this Section or to any Senior Executive Officer of the Company. Any notice or other communication given under this Section will be deemed effective two days after deposit in the United States Mail if mailed as aforesaid and otherwise upon receipt. With respect to any other holder of Registrable Securities, such notices, requests and other communications shall be sent to the addresses set forth in the stock transfer records regularly maintained by the Company.

                  (b) Entire Agreement. This Agreement supersedes all prior discussions and agreements between the parties with respect to the subject matter hereof, and contains the sole and entire agreement between the parties hereto with respect to the subject matter hereof.

                  (c) Amendment. This Agreement may be amended, supplemented or modified only by a written instrument (which may be executed in any number of counterparts) duly executed by or on behalf of each of the Company and Persons owning sixty-six and two-thirds percent (66-2/3%) or more of the Registrable Securities.

                  (d) Waiver. Subject to paragraph (e) of this Section, any term or condition of this Agreement may be waived at any time by the party that is entitled to the benefit thereof, but no such waiver shall be effective unless set forth in a written instrument duly executed by or on behalf of the party waiving such term or condition. No waiver by any party of any term or condition of this Agreement, in any one or more instances, shall be deemed to be or construed as a waiver of the same term or condition of this Agreement on any future occasion.

                  (e) Consents and Waivers by Holders of Registrable Securities. Any consent of the holders of Registrable Securities pursuant to this Agreement, and any waiver by such holders of any provision of this Agreement, shall be in writing (which may be executed in any number of counterparts) and may be given or taken by Persons owning sixty-six and two-thirds percent (66-2/3%) or more of the Registrable Securities, and any such consent or waiver so given or taken will be binding on all the holders of Registrable Securities.

                  (f) No Third Party Beneficiary. The terms and provisions of this Agreement are intended solely for the benefit of each party hereto, their respective successors or permitted assigns and any other holder of Registrable Securities, and it is not the intention of the parties to confer third-party beneficiary rights upon any other Person other than any Person entitled to indemnity under Section 6.

                  (g) Successors and Assigns. This Agreement is binding upon, inures to the benefit of and is enforceable by the parties hereto and their respective successors and assigns. The registration rights of Pellinore as set forth herein are assignable, in whole or in part, by any Investor to one or more transferees of Registrable Securities, provided that written notice of such assignment is furnished to the Company; provided, however, that no Investor may assign any rights under this Agreement to any Person that competes directly or indirectly with the Company without the prior written consent of the Company.

                  (h) Headings. The headings used in this Agreement have been inserted for convenience of reference only and do not define or limit the provisions hereof.

                  (i) Invalid Provisions. If any provision of this Agreement is held to be illegal, invalid or unenforceable under any present or future law, and if the rights or obligations of any party hereto under this Agreement will not be materially and adversely affected thereby, (i) such provision will be fully severable, (ii) this Agreement will be construed and enforced as if such illegal, invalid or unenforceable provision had never comprised a part hereof,
(iii) the remaining provisions of this Agreement will remain in full force and effect and will not be affected by the illegal, invalid or unenforceable provision or by its severance herefrom and (iv) in lieu of such illegal, invalid or unenforceable provision, there will be added automatically as a part of this Agreement a legal, valid and enforceable provision as similar in terms to such illegal, invalid or unenforceable provision as may be possible.

                  (j) Remedies. Except as otherwise expressly provided for herein, no remedy conferred by any of the specific provisions of this Agreement is intended to be exclusive of any other remedy, and each and every remedy shall be cumulative and shall be in addition to every other remedy given hereunder or now or hereafter existing at law or in equity or by statute or otherwise. The election of any one or more remedies by any party hereto shall not constitute a waiver by any such party of the right to pursue any other available remedies. Damages in the event of breach of this Agreement by a party hereto or any other holder of Registrable Securities would be difficult, if not impossible, to ascertain, and it is therefore agreed that each such Person, in addition to and without limiting any other remedy or right it may have, will have the right to an injunction or other equitable relief in any court of competent jurisdiction, enjoining any such breach, and enforcing specifically the terms and provisions hereof and the Company and each holder of Registrable Securities, by its acquisition of such Registrable Securities, hereby waives any and all defenses it may have on the ground of lack of jurisdiction or competence of the court to grant such an injunction or other equitable relief. The existence of this right will not preclude any such Person from pursuing any other rights and remedies at law or in equity which such Person may have.

                  (k) Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York applicable to a contract executed and performed in such State, without giving effect to the conflict of laws principles thereof.

                  (l) Counterparts. This Agreement may be executed in any number of counterparts, each of which will be deemed an original, but all of which together will constitute one and the same instrument.

                  IN WITNESS WHEREOF, this Agreement has been duly executed and delivered by the duly authorized officer of each party hereto as of the date first above written.


                                         AMERICAN DIGITAL COMMUNICATIONS, INC.


                                         By:
                                              Name:
                                              Title:


                                         PELLINORE SECURITIES  CORPORATION,
                                         as agent for the Investors listed on
                                         Exhibit A hereto



                                         By:        /s/ J. Richard Messina
                                                    ----------------------
                                              Name: J. Richard Messina
                                              Title:  President

                                                                       EXHIBIT A

                                  Schedule 8(a)

                                   SIGNATURES



        In accordance with sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereto duly authorized individual.

        Date: June 15, 1998



                                          AMERICAN DIGITAL COMMUNICATIONS, INC.


                                          By: /s/ John G. Simmonds
                                              --------------------
                                                  JOHN G. SIMMONDS,
                                                  Chief Executive Officer



        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                Name                                     Title                              Date
                ----                                     -----                              ----

/s/ John G. Simmonds
--------------------------------------
     JOHN G. SIMMONDS                       Chairman/ President/CEO/Director            June 15, 1998
                                           (principal executive officer)


/s/ Gary N. Hokkanen

--------------------------------------
     GARY N. HOKKANEN                           Chief Financial Officer                 June 15, 1998
                                            (principal financial officer)


/s/ Charles Cernansky

--------------------------------------
     CHARLES J. CERNANSKY                               Director                        June 15, 1998


/s/ Ian MacDonald

--------------------------------------
     IAN MACDONALD                                      Director                        June 15, 1998


/s/ Harry Dunstan

--------------------------------------
     J. HARRY DUNSTAN                                   Director                        June 15, 1998

