Form 10KSB/A
period 1998-02-28
AMERICAN DIGITAL COMMUNICATIONS INC
filed 1998-06-26
CIK 819927

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                          -----------------------------


                                  FORM 10-KSB/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended February 28, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from  __________ to ____________

                        COMMISSION FILE NUMBER 000-28506

                      AMERICAN DIGITAL COMMUNICATIONS, INC.
                      -------------------------------------
                 (Name of Small Business Issuer in Its Charter)

               WYOMING                                          13-3411167
               -------                                          ----------
       (State or Other Jurisdiction of                      (I.R.S. Employer
       Incorporation or Organization)                       Identification No.)

            745 FIFTH AVENUE, SUITE 900
            NEW YORK, NEW YORK                                     10151
            ------------------                                     -----
       (Address of Principal Executive Offices)                  (Zip code)

Registrant's telephone number, including area code:  (212) 486-7424

Securities registered pursuant to Section 12(b) of the Act:  NONE


Securities registered pursuant to Section 12(g) of the Act:  NONE

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following persons are all of the directors and executive officers of American Digital Communications, Inc. (the "Company" or "ADC"):

         John G. Simmonds, 47, was appointed Chairman of the Board, a Director, Chief Executive Officer and President of the Company effective January 29, 1998. Mr. Simmonds is the founder of Simmonds Capital Limited, (formerly Simmonds Communications Ltd.), a TSE listed company ("SCL"). Since 1991, Mr. Simmonds has served as Chairman, President and Chief Executive Officer of SCL. SCL is involved in the wireless communications business as a systems integrator and in the electronics business as a manufacturer and distributor of electronic components and related products. From 1994 to 1996, Mr. John Simmonds served as Director and Chief Executive Officer of INTEK Global Corp. (formerly Intek Diversified Corp.), a NASDAQ-listed (Small-Cap) company. Intek is involved in the US Specialized Mobile Radio market which owns and manages SMR licenses in the 200 MHz frequency. Between September 1995 and November 1997, Mr. Simmonds served as the Chairman of Ventel Inc., a VSE listed company. Ventel provides secured loans to developing companies in the US SMR market. Mr. Simmonds currently serves as a director of both INTEK and Ventel.

         Kenneth J. Adelberg, 45, has been a Director of the Company since April 1, 1996. Mr. Adelberg, who holds Bachelor of Science degrees in Biophysics and Psychology, and studied for an MBA, is the President and Chief Executive Officer of HiFi House Group of Companies; a founding shareholder and currently a director of Republic First Bancorp; and a founding shareholder and former director of U.S. Watts. Since 1995, Mr. Adelberg has also been a director of Global Sports Inc., a NASDAQ-listed (Small-Cap) company.

         Charles Cernansky, 44, has been a Director of the Company since August 1997. Mr. Cernansky is a principal of Pellinore Securities Corp., a New York City-based broker-dealer, and since 1992, a principal of WestCap Partners, Inc., a Manhattan-based financial consulting and advisory services firm. Mr. Cernansky is experienced in business development advice, consulting on overall corporate financial functions, tax planning, corporate finance strategy, venture capital activities and merger-acquisition assistance. Mr. Cernansky holds a B.S. from SUNY College at Brockport, an M.B.A. from Rensselaer Polytechnic Institute and a J.D. from Albany Law School of Union University. Mr. Cernansky is an attorney and C.P.A. in the State of New York.

         J. Harry Dunstan, 47, a Director of the Company since January 1988, is a professional engineer. He is currently on the board of directors for the Canadian Wireless Telecommunications Association. Mr. Dunstan has been a senior executive of SCL since 1991. He is a director on the SCL board, and has served as the company's Chief Technology Officer. At SCL, Mr. Dunstan was responsible for the systems group which built all of the large radio communication systems including: BC Hydro, Nova Scotia Power Inc., the Toronto Transit Commission, and the Department of Customs and Excise. Mr. Dunstan has served on various advisory and technical committees of the Radio Advisory Board of Canada and the Federal Department of Communications. A graduate of the University of Toronto, Mr. Dunstan received his degree in electrical engineering in 1974. Mr. Dunstan also serves as ADC's Chief Technology Officer.

         Gary Hokkanen, 42, was appointed Chief Financial Officer of the Company in February 1998. Mr. Hokkanen's principal occupation is an accountant and he holds a Certified Management Accountant ("CMA") designation from Society of Management Accountants of Ontario. Mr. Hokkanen also is Vice President,
Finance/Chief Financial Officer of SCL. He has held this position since July 1997. For the period, April 1996 to July 1997, Mr. Hokkanen was Treasurer of SCL. For the period June 1994 to April 1996 he was Manager, Finance & Treasury. Prior to June 1994, Mr. Hokkanen was Manager, Financial Planning & Analysis, with CUC Broadcasting Limited ("CUC"). CUC, prior to being acquired by Shaw Communications Inc., was a privately owned Canadian cable TV multiple system operator, with approximately 350,000 subscribers and $75 million in revenue.

         Ian MacDonald, 43, has been a Director of the Company since June 1996. Mr. MacDonald, who holds a Bachelor of Science degree in Economics, an MBA in Marketing and is a C.A., is the Managing Director of Tri-Capital Management Limited, a Toronto based private merchant bank since 1989.

         Carrie Weiler, 39, Secretary of the Company since February 1998, joined the Simmonds group of companies in 1979. Promoted to Vice President of Corporate Development for SCL and its divisions in 1994, Mrs. Weiler continues to serve in this capacity and is a key liaison between the compensation and audit committees and the Board of Directors.

         R. Gene Klawetter was Chairman of the Board, Director, Chief Executive Officer and President of the Company from March 15, 1994 through January 28, 1998. Effective January 29, 1998, Mr. Klawetter was replaced as Chairman of the Board, Chief Executive Officer and President by John G. Simmonds. Effective April 17, 1998, the employment of Mr. Klawetter, as well as that of Mr. George Sullivan, formerly Secretary of the Company, and Mr. Daniel Smith, formerly controller and acting Chief Financial Officer of the Company during a portion of the year ended February 28, 1998, was terminated. A dispute has arisen between the Company and such individuals with respect to payments due. See "Employment Contracts and Termination of Employment and Change of Control Arrangements", below. In addition, following his termination of employment with the Company, and in connection with an investigation commenced by the Company, Mr. Smith admitted that during the year ended February 28, 1998, he took from the Company without authorization funds aggregating approximately $35,000. The Company is continuing to investigate this matter.

         Effective June 15, 1998, Mr. Klawetter resigned as a Director of the Company, which resignation was accepted by the Board of Directors on June 16, 1998.

         The Company's directors will serve until the next annual meeting of shareholders and until their respective successors are duly elected and shall have qualified. The By-laws of the Company provide that the number of directors of the Company shall be fixed by the shareholders or the Board of Directors and shall be not less than three or more than 15. The number has been fixed by the Board of Directors at seven. There are currently two vacancies in the Board of Directors. The Company's Articles of Incorporation provides that directors may be removed by the shareholders, with or without cause, upon the affirmative vote of the holders of a majority of the votes cast and at a meeting called for the purpose of such removal. While the Company believes that the foregoing provisions of the Company's Articles of Incorporation are in the best interests of the Company and its Shareholders, such requirements may have the effect of protecting management against outside interests and in retaining its position.

         There are no family relationships among any of the directors or executive officers of the Company.

         For the year ended February 28, 1998, each of the current directors and officers was delinquent in filing the forms required to be filed under Section 16 of the Securities Exchange Act of 1934, as amended.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning the compensation for services in all capacities for the fiscal years ended February 28, 1998, February 28, 1997 and February 28, 1996 of those persons who were, during all or part of the fiscal year ended February 28, 1998, the chief executive officer. No other executive officers of the Company received compensation in excess of $100,000 in fiscal year ended February 28, 1998.

==================================================================================================================
                                                                                   Long Term Compensation
                                   Annual Compensation
                                                                          ----------------------------------------
                                                                                    Awards             Payouts
                       -------------------------------------------------------------------------------------------
                                                                    Other        Restricted
  Name and Principal                                               Annual          Stock       Options/      LTIP
       Position              Year      Salary       Bonus        Compensation      Awards      SARs(#)      Payouts
------------------------------------------------------------------------------------------------------------------
R. Gene Klawetter,           1998     $91,334(3)   $0                (2)           None      None           None
Chairman of the Board,       1997     $80,000      $9,000            (2)           None      None           None
Chief Executive Officer      1996     $80,000      $4,000            (2)           None      None           None
and President(1)

------------------------------------------------------------------------------------------------------------------
John G. Simmonds,            1998     (4)          (4)               (4)           None      250,000        None
Chairman of the Board,       1997     N/A          N/A               N/A           N/A       N/A             N/A
Chief Executive Officer      1996     N/A          N/A               N/A           N/A       N/A             N/A
and President(1)

==================================================================================================================

-----------------------------
(1) Effective January 29, 1998, Mr. Klawetter was replaced as Chairman of the Board, Chief Executive Officer and President by Mr. Simmonds. Effective June 15, 1998, Mr. Klawetter resigned as a Director of the Company, which resignation was accepted by the Board of Directors on June 16, 1998. The employment of Mr. Klawetter was terminated on April 17, 1998. See "Employment Contracts and Termination of Employment and Change of Control Arrangements", below.

(2) The Company has concluded that the aggregate amount of perquisites and other personal benefits, if any, paid to the executive officers named in the table for the 1996, 1997 and 1998 fiscal years did not exceed the lesser of 10% of such officer's total annual salary and bonus for such years or $50,000; such amounts are not included in the table. See footnote (3), below.

(3) Represents payment at a rate equal to $80,000 per annum through September 12, 1998, and at rate equal to $98,000 thereafter, through February 28, 1998, together with a one time "cost-of-living" payment of $3,000. During the year ended February 28, 1998, Mr. Klawetter also received a car allowance in the aggregate amount of $8,400 and payment on account of unused vacation time in the amount of $3,077. The Company has commenced an investigation into these matters, and believes at this time that none of the salary increase, "cost-of-living" payment, vacation pay or car allowance was authorized by the Company. Depending on the results of its investigation, the Company may seek to recover such sums. Mr. Klawetter disputes such contention, and claims that he is owed certain wages, as well as severance payments in connection with the termination of his employment with the Company. See "Employment Contracts and Termination of Employment and Change of Control Arrangements", below. Mr. Klawetter continued to receive a salary at the rate of $98,000 per annum through the date of his termination of employment from March 1, 1998 through April 17, 1998.

(4) In connection with the acquisition of certain assets of SCL in January 1998, the Company agreed to pay to SCL an aggregate of $25,000 per month commencing February 1998 and terminating at the end of July 1999, for the services of Mr. Simmonds, Mr. Dunstan, Ms. Weiler and Mr. Hokkanen.

       The Company has no long-term incentive plan.

OPTION GRANTS TABLE FOR FISCAL 1998

        The following table sets forth information concerning stock option grants made during the fiscal year ended February 28, 1998 under the Company's 1993 Compensatory Stock Option Plan (the "Stock Option Plan") to the executive officers named in the Summary Compensation table.(1) These grants are also reflected in the Summary Compensation Table. The Company has not granted any stock appreciation rights. The Company has not granted any options under any of its other stock options plans.

================================================================================
                                           Individual Grants
                     -----------------------------------------------------------
                                     % of Total
                                       Options
                                     Granted to
                                      Employees    Exercise
                         Options      in Fiscal      Price         Expiration
         Name          Granted(#)      1998(2)     ($/Share)          Date
--------------------------------------------------------------------------------
John G. Simmonds           250,000       23%         $.40      February 28, 2001
--------------------------------------------------------------------------------
R. Gene Klawetter (2)            0       N/A          N/A             N/A
================================================================================

-----------------------------
(1) The Company has adopted the Stock Option Plan for officers, key employees, potential key employees, non-employee directors and advisors. The Company has reserved a maximum of 4,000,000 Common Shares to be issued upon the exercise of options granted under the Stock Option Plan. The Stock Option Plan will not qualify as an "incentive stock option" plan under Section 422A of the Internal Revenue Code of 1986, as amended. Options are granted under the Stock Option Plan at exercise prices to be determined by the Board of Directors or stock option committee. With respect to options granted pursuant to the Stock Option Plan, optionees will not recognize taxable income upon the grant of options, but will realize income (or capital loss) at the time the options are exercised to purchase common stock. The amount of income will be equal to the difference between the exercise price and the fair market value of the common stock on the date of exercise. The Company will be entitled to a compensating deduction in an amount equal to the taxable income realized by an optionee as a result of exercising the option. The Stock Option Plan is currently administered by the Board of Directors. The Company maintains three other stock option plans, no options under which have been granted.

(2) Effective January 29, 1998, Mr. Klawetter was replaced as Chairman of the Board, Chief Executive Officer and President by Mr. Simmonds. Effective June 15, 1998, Mr. Klawetter resigned as a Director of the Company, which resignation was accepted by the Board of Directors on June 16, 1998. The employment of Mr. Klawetter was terminated on April 17, 1998. See "Employment Contracts and Termination of Employment and Change of Control Arrangements", below.

AGGREGATED  OPTION  EXERCISES  IN LAST  FISCAL YEAR AND FISCAL  YEAR-END  OPTION
VALUES

       The following table sets forth information regarding the exercise of stock options during the last fiscal year by the executives named in the Summary Compensation Table and the fiscal year-end value of unexercised options.

================================================================================================
                                                                                 Value of
                                                           Number of            Unexercised
                        Shares Acquired                   Unexercised          In-the-Money
                          on Exercise      Value            Options at          Options at
          Name                            Realized       February 28, 1998   February 28, 1998
                                                                                exercisable/
                                                                               unexercisable(2)
------------------------------------------------------------------------------------------------
R. Gene Klawetter           None             N/A           1,250,000(1)            $22,500/0
------------------------------------------------------------------------------------------------
John G. Simmonds            None             N/A              250,000                  0
================================================================================================

(1) It is the Company's position that all stock options previously granted to Mr. Klawetter have been terminated and are of no force and effect. See "Employment Contracts and Termination of Employment and Change of Control Arrangements", below.

(2) Represents the difference between the fair market value of the securities underlying the options and the exercise price of the options at fiscal year-end.

COMPENSATION OF DIRECTORS

       The Company currently reimburses each director for expenses incurred in connection with his attendance at each meeting of the Board of Directors or a committee on which he serves.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

       The Company does not have any employment agreements with any of its current officers.

       Effective April 17, 1998, the employment of Mr. Klawetter (Vice Chairman of the Board), Daniel Smith (controller and acting Chief Financial Officer during a portion of the year ended February 28, 1998) and George Sullivan (Secretary) with the Company was terminated. The Company entered into various severance agreements with such individuals, providing for the payment of various severance amounts and arrangements regarding stock options previously granted to such individuals. In light of certain information that subsequently came to the Company's attention, the Company notified all three individuals that, among other things, (i) each individual was terminated for cause; (ii) such severance agreements were of no force and effect; (iii) the individuals were not entitled to the payment of any severance amounts; (iv) all stock options previously granted to such individuals were terminated and cancelled; and (v) such individuals are indebted to the Company. See footnote (3) to the "Summary Compensation Table", above. The three individuals have disputed the Company's position. As noted above, the Company has commenced and is continuing an investigation into these matters.

       Mr.  Simmonds,  Chairman  of  the  Board,  Chief  Executive  Officer  and
President, and Mr. Hokkanen, Chief Financial Officer, as well as the other officers of the Company, are permitted to devote some working time to the business of SCL so long as, in the judgment of a majority of the Company's disinterested directors, it does not interfere with the complete and faithful performance of his or her duties to the Company.

       The Company offers basic health, major medical and life insurance to its employees. No retirement, pension or similar program has been adopted by the Company.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

       The Company's Articles of Incorporation includes certain provisions permitted pursuant to the Wyoming Business Corporation Act ("WBCA"), whereby officers and directors of the Company are to be indemnified against certain liabilities. The Articles of Incorporation also limit to the fullest extent permitted by the WBCA a director's liability to the Company or its shareholders for monetary damages for breach of his fiduciary duty as a director, except for
(i) any breach of a director's duty of loyalty to the Company or its shareholders; (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) acts in violation of
Section 17-16-833 of the WBCA) or (iv) any transaction from which the director derives an improper personal benefit. This provision of the Articles of Incorporation has no effect on any director's liability under Federal securities laws or the availability of equitable remedies, such as injunction or recision, for breach of fiduciary duty. The Company believes that these provisions will facilitate the Company's ability to continue to attract and retain qualified individuals to serve as directors and officers of the Company.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

       Set forth below is certain information with respect to persons known by the Company to own beneficially, as of June 22, 1998, 5% or more of the outstanding shares of its Common Stock:

================================================================================
                            Amount and Nature
         Name and Address of                of Beneficial           Percent
          Beneficial Owner                    Ownership         of Common Stock
--------------------------------------------------------------------------------
Simmons Capital Limited (1)                  9,337,163(1)         33.5% (1)
580 Granite Court
Pickering, Ontario Canada
L1W 3Z4
--------------------------------------------------------------------------------
SCL Distributors (Western), Ltd. (3)           1,750,000             7.1%
8713-53rd Avenue
Edmonton, Alberta, Canada  T6E 5E9
================================================================================

(1) Simmonds Capital Limited ("SCL"), either directly or through its wholly owned subsidiary, Midland International Corp. ("Midland"), owns an aggregate of 7,839,163 shares of common stock of ADC, representing 31.6% of the aggregate shares of common stock of ADC outstanding.(2) In addition, SCL owns (i) 1,000,000 shares of preferred stock of the Company, which are convertible into an aggregate of 1,000,000 shares of common stock of the Company, and (ii) warrants to purchase 500,000 shares of common stock of the Company at an exercise price of $2.00 per share; assuming the conversion of such preferred stock and the exercise of such warrants, SCL owns 35.5% of the outstanding common stock of ADC. Does not include any securities of the Company owned by certain directors and/or officers of SCL who are also directors and/or officers of the Company.

(2)  Based on 24,777,886 shares outstanding at June 22, 1998.

(3) SCL Distributors (Western), Ltd. acquired 1,750,000 shares of common stock of the Company in November 1996, in connection with the sale by it to ADC of certain distribution rights. SCL Distributors (Western), Ltd. was formerly an affiliate of SCL.


SECURITY OWNERSHIP OF MANAGEMENT

       The following table sets forth the beneficial ownership of Common Stock of the Company as of June 19, 1998, by each director, each executive officer named in the Summary Compensation Table, and by all directors and executive officers of the Company as a group:

============================================================================
                                 Amount and Nature            Percent
   Name and Address of             of Beneficial             of Common
     Beneficial Owner              Ownership (1)             Stock (2)
----------------------------------------------------------------------------
John G. Simmonds (3)(8)             880,000                    3.5%
580 Granite Court
Pickering, Ontario, Canada
L1W 324
----------------------------------------------------------------------------
Kenneth J. Adelberg (4)             677,042                    2.7%
1001 Sussex Blvd.
Broomall, Pennsylvania
29008

----------------------------------------------------------------------------
Charles Cernansky (5)               30,000                       *
WestCap Partners, Inc.
745 Fifth Avenue
New York, New York
10151
----------------------------------------------------------------------------
J. Harry Dunstan (6)(8)             435,000                    1.7%
6 Damascus Drive
Caledon East, Ontario
Canada  LON 1E0
----------------------------------------------------------------------------
Ian MacDonald (7)                     407,500                  1.6%
TriCapital Management
Limited
36 Toronto Street
Toronto, Ontario, Canada
M5C 164
============================================================================
----------------------------------------------------------------------------
All Executive Officers and           3,029,542                 11.7%
Directors as a group,
including those named
above (8 persons) (8)
============================================================================

*  Less than 1%

-----------------------------

(1) Except as otherwise indicated below, each named person has voting and investment power with respect to the securities owned by them.

(2)  Based on 24,777,886 shares outstanding at June 22, 1998.

(3) Represents (a) 250,000 options to acquire the Company's common stock granted under the Stock Option

       Plan effective September 8, 1997, at an exercise price of $.40 per share, all of which are fully exercisable; (b) 300,000 options to acquire the Company's common stock granted by SCL on January 12, 1998 at an exercise price of $.01 per share, all of which are currently exercisable, subject to certain conditions regarding the minimum trading price of the Company's stock for a specified period; (c) 300,000 options to acquire the Company's common stock granted by SCL on January 28, 1998 at an exercise price of $.25 per share, all of which are currently exercisable, subject to certain conditions regarding the minimum trading price of the Company's stock for a specified period; (d) 7,500 warrants to purchase the Company's common stock at an exercise price of $.30 per share issued on April 17, 1998; (e) 7,500 warrants owned by Mr. Simmonds' wife to purchase the Company's common stock at an exercise price of $.30 per share issued on April 17, 1998; (f) 7,500 shares of the Company's common stock; and (g) 7,500 shares of the Company's common stock owned by Mr. Simmonds' wife.

(4) Represents (a) 402,042 shares of the Company's common stock; (b) options to acquire 250,000 shares of the Company's common stock granted under the Stock Option Plan on April 1, 1996 at an exercise price of $.10 per share, all of which are fully exercisable; and (c) 25,000 warrants to purchase the Company's common stock at an exercise price of $.30 per share issued on April 17, 1998.

(5) Represents (a) 15,000 shares of the Company's common stock owned by an affiliate; and (b) 15,000 warrants owned by an affiliate to purchase the Company's common stock at an exercise price of $.30 per share issued on April 17, 1998.

(6) Represents (a) 200,000 options to acquire the Company's common stock granted under the Stock Option Plan effective September 8, 1997, at an exercise price of $.40 per share, all of which are fully exercisable; (b) 100,000 options to acquire the Company's common stock granted by SCL on January 12, 1998 at an exercise price of $.01 per share, all of which are currently exercisable, subject to certain conditions regarding the minimum trading price of the Company's stock for a specified period; (c) 100,000 options to acquire the Company's common stock granted by SCL on January 28, 1998 at an exercise price of $.25 per share, all of which are currently exercisable, subject to certain conditions regarding the minimum trading price of the Company's stock for a specified period; (d) 17,500 warrants to purchase the Company's common stock at an exercise price of $.30 per share issued on April 17, 1998; and (e) 17,500 shares of the Company's common stock.

(7) Represents (a) options to acquire 250,000 shares of the Company's common stock granted under the Stock Option Plan on April 1, 1996 at an exercise price of $.10 per share, all of which are fully exercisable; (b) 50,000 warrants owned by an affiliate to purchase the Company's common stock at an exercise price of $.30 per share issued on April 17, 1998; (c) 57,500 shares of the Company's common stock; and (d) 50,000 shares of the Company's common stock owned by an affiliate.

(8) Does not include securities owned by SCL, other than with respect to options to purchase the Company's stock granted by SCL, as described above. The relationship of such person to SCL is described below under "Certain Relationships and Related Transactions."


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       SCL, either directly or through its wholly-owned subsidiary, Midland, owns as of June 22, 1998 an aggregate of 7,839,163 shares of common stock of ADC, representing 31.6% of the aggregate shares of common stock of ADC outstanding, based on 24,777,886 shares outstanding. In addition, SCL owns (i) 1,000,000 shares of preferred stock of the Company, which are convertible into an aggregate of 1,000,000 shares of common stock of the Company, and (ii) warrants to purchase 500,000 shares of common stock of the Company at an exercise price of $2.00 per share; assuming the conversion of such preferred stock and the exercise of such warrants, SCL owns 35.5% of the outstanding common stock of ADC. (The above figures do not include any securities of the Company owned by officers and/or directors of SCL who are also officers and/or directors of the Company.) Mr. John G. Simmonds, either directly or through various affiliates, owns approximately 6% of the stock of SCL.

         Certain of the stock of ADC owned by SCL was acquired in December 1995, in connection with the grant to ADC of certain exclusive license rights and the sale of assets. Additional shares were acquired in November 1996, in connection with an exclusive distribution license granted to ADC. In addition, in January 1998, SCL completed the sale to ADC of certain intellectual property and other assets. As consideration for these assets, SCL received 1,000,000 shares of convertible preferred stock of ADC, which are convertible at the option of the holder into 1,000,000 shares of common stock of ADC, and a warrant exercisable until January 31, 2001 to purchase 500,000 common shares of ADC at a purchase price of $2.00 per share. In connection with these transactions, the Company agreed to pay to SCL an aggregate of $25,000 per month commencing February 1998 and terminating at the end of July 1999, for the services of Mr. Simmonds, Mr. Dunstan, Ms. Weiler and Mr. Hokkanen.

         Mr. Simmonds, Chairman of the Board, President and Chief Executive Officer of ADC, serves SCL in the same capacities. In addition, Gary Hokkanen, Chief Financial Officer of the Company, is Vice President, Finance/Chief Financial Officer of SCL. Mr. Dunstan, a director of the Company, is also a director of SCL. Mr. MacDonald, a director of the Company, has been nominated for election to the Board of Directors of SCL.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMERICAN DIGITAL COMMUNICATIONS, INC.
Date: June 26, 1998



                                       /s/ John G. Simmonds
                                       --------------------
                                       John G. Simmonds, Chairman
                                       of the Board, Chief Executive
                                       Officer & Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Date:  June 26, 1998


                                       /s/ John G. Simmonds
                                       --------------------
                                       John G. Simmonds, Chairman
                                       of the Board, Chief Executive
                                       Officer & Director
                                       (Principal Executive Officer)


                                       /s/ Gary Hokkanen
                                       -----------------
                                       Gary Hokkanen
                                       Chief Financial Officer
                                       (Principal Financial Officer)



                                       /s/ Charles Cernansky
                                       ---------------------
                                       Charles Cernansky, Director

                                       /s/ Ian MacDonald
                                       Ian MacDonald, Director



                                       /s/ J. Harry Dunstan
                                       J. Harry Dunstan, Director