Form 10QSB
period 1998-03-31
AMERICAN DIGITAL COMMUNICATIONS INC
filed 1998-07-15
CIK 819927

As filed with the Securities and Exchange Commission on July 15, 1998.

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                   FORM 10-QSB

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                       For the Quarter Ended May 31, 1998

                        Commission file number 000-28506

                      AMERICAN DIGITAL COMMUNICATIONS, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


                        WYOMING                               13-3411167
               (State of Incorporation)                 (IRS. EMPLOYER ID NO.)

                   745 FIFTH AVENUE
                SUITE 900, NEW YORK, NY                         10151
       (Address of Principal Executive Offices)               (Zip Code)

                                 (212) 486-7424
                  (Registrant's Telephone No. incl. area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                 YES X                              NO __


The number of shares outstanding of each of the Registrant's class of common equity, as of June 2, 1998 are as follows:

            CLASS OF SECURITIES                        SHARES OUTSTANDING
      Common Stock, $.0001 par value                       24,777,886

===============================================================================

                      AMERICAN DIGITAL COMMUNICATIONS, INC.


                                      INDEX


  PART I          FINANCIAL INFORMATION

        Item 1.   Financial Statements
                  Balance Sheet................................................3
                  Statements of Operations and Comprehensive Income............5
                  Statements of Cash Flows.....................................6
                  Notes to Financial Statements............................... 7

        Item 2.   Management's Discussion and Analysis or Plan of Operations...8




  PART II.            OTHER INFORMATION
      Items 1 - 5.............................................................11

      Item 6.         Exhibits and Reports on Form 8-K
                          A)   Exhibit 27 Financial Data Schedule
                          B)   Form 8-K  -  None

                      Signatures..............................................12

                      AMERICAN DIGITAL COMMUNICATIONS, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)


ASSETS                                                                      MAY 31,      February 28,
                                                                               1998             1998
Current Assets:
    Cash                                                                      8,924           19,558
     Notes receivable                                                         8,548            8,548
     Due from related parties                                                34,044                -
     Marketable securities                                                1.540,672        1,209,844
-----------------------------------------------------------------------------------------------------

                  Total current assets                                    1,592,188        1,237,950
-----------------------------------------------------------------------------------------------------

Property and equipment:
      Office equipment                                                      129,439          125,052
      Furniture and fixtures                                                 26,082           26,082

-----------------------------------------------------------------------------------------------------

                                                                            155,521          151,134
          Less:    Accumulated depreciation                                 146,827          146,370
-----------------------------------------------------------------------------------------------------
              Net property and equipment                                      8,694            4,764

Other assets:
      Distribution rights, net of amortization                              181,275          201,672
      TrackPower trademarks and other intellectual property rights          398,412          398,412
-----------------------------------------------------------------------------------------------------
             Total other assets                                             579,687          600,084

            TOTAL ASSETS                                                  2,180,569        1,842,798
-----------------------------------------------------------------------------------------------------


                See accompanying notes to financial statements.

                      AMERICAN DIGITAL COMMUNICATIONS, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)


LIABILITIES AND SHAREHOLDERS' EQUITY                                                     MAY 31,     February 28,
                                                                                            1998            1998
Current Liabilities:
      Accounts payable                                                                   139,010         243,716
      Accounts payable - related parties                                                  70,319          36,289
      Accrued expenses                                                                       396          59,193
      Accrued interest - related parties                                                  47,527          40,294
      Notes payable                                                                      500,000               -
      Notes payable - related parties                                                     30,370          30,370
      Current portion of capital lease obligations                                         5,951           5,075
      Current portion of long term note                                                        -               -
-----------------------------------------------------------------------------------------------------------------

                  Total current liabilities                                              793,573         414,937

Long term debt:
      Capital lease obligations                                                                -             876
      Long term note payable - related party                                             157,461         157,461
-----------------------------------------------------------------------------------------------------------------

           Total long term debt                                                          157,461         158,337


Shareholders' equity:
       Convertible   preferred   stock,  no  par  value,   unlimited  shares           1,000,000       1,000,000
authorized, (liquidation value $1,000,000)
     Common stock,  $.0001 par value;  Unlimited shares  authorized,  issued               2,483           2,412
and outstanding  24,777,886  shares,  issued and  outstanding  24,113,624 on
February 28, 1998.
       Additional paid in capital                                                      7,123,334       6,986,409
      Common stock subscribed (214,262 - 1998)                                                 -          41,995
       Accumulated deficit                                                           (7,429,509)     (6,905,424)
       Accumulated other comprehensive income                                            533,227         144,132
-----------------------------------------------------------------------------------------------------------------

                  Total shareholder's equity                                           1,229,535       1,269,524
-----------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             2,180,569       1,842,798
-----------------------------------------------------------------------------------------------------------------

                See accompanying notes to financial statements.

                      AMERICAN DIGITAL COMMUNICATIONS, INC.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                      Three Months Ended
                                                                           May 31,

                                                                     1998          1997
                                                                     ----          ----
  Revenue
        Two way radio sales                                             -        113,021
        220 mHz tower equipment sales                                   -        115,000
       Royalties from distribution rights                           4,629              -
  ---------------------------------------------------------------------------------------
            Total revenue                                           4,629        228,021

  Costs and expenses:
        General and administrative                                313,097        170,128
        Cost of equipment sales                                         -         81,413
        Cost of 220 MHz equip./Distribution rights                      -         95,607
        Financing costs                                           145,985              -
        Non-recurring Denver office costs                          48,778              -
        Depreciation and amortization                              20,854         17,255
  ---------------------------------------------------------------------------------------

         Total costs and expenses                                 528,714        364,403
  ---------------------------------------------------------------------------------------
  Net loss                                                      (524,085)      (136,382)
  Other comprehensive income:
  Unrealized holding gain on marketable securities                389,095
  ---------------------------------------------------------------------------------------
  Comprehensive loss                                            (134,990)      (136,382)
  ---------------------------------------------------------------------------------------

  Net loss per share of common stock                               (0.02)         (0.01)
  ---------------------------------------------------------------------------------------

  Weighted average number of common shares outstanding         24,552,886     23,627,431
  ---------------------------------------------------------------------------------------


                See accompanying notes to financial statements.

                      AMERICAN DIGITAL COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                    Three Months Ended
                                                                                                               May 31,

    INCREASE (DECREASE) IN CASH
                                                                                                 1998             1997
                                                                                                 ----             ----
    -------------------------------------------------------------------------------------------------------------------
    NET CASH USED IN OPERATIONS
        Net loss                                                                            (524,085)        (136,382)
          Adjustments to reconcile net loss to net cash used in operating activities:

            Depreciation and amortization                                                      20,854           17,255
              Gain on sale of fixed assets                                                          -           19,393
              Issuance of stock for bridge financing                                           95,000                -
         Changes in:
                 Accounts receivable                                                                -           18,158
                 Due from related parties                                                    (34,044)                -
                 Inventory                                                                          -           81,293
                 Other current assets                                                               -           31,312
                 Accounts payable                                                            (70,675)         (62,435)
                 Accrued expenses                                                            (58,797)          (4,933)
                 Other accrued liabilities                                                      7,233         (82,134)
    -------------------------------------------------------------------------------------------------------------------
    Net cash used in operating activities                                                   (564,514)        (118,473)
    -------------------------------------------------------------------------------------------------------------------
    CASH FLOWS FROM INVESTING ACTIVITIES:
              Proceeds from sale of marketable securities                                      58,267                -
              License expenditures                                                                  -         (10,000)
                  Sale/(purchase) of fixed assets                                             (4,387)          115,000
    -------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) investing activities                                        53,880          105,000
    -------------------------------------------------------------------------------------------------------------------
    CASH FLOWS FROM FINANCING ACTIVITIES:
              Proceeds from sale of common stock, net                                               -                -
                  Payments of capital lease obligations                                             -          (1,275)
                  Proceeds on issuance of notes payable                                       500,000                -
    -------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) financing activities:                                      500,000          (1,275)
    -------------------------------------------------------------------------------------------------------------------

    -------------------------------------------------------------------------------------------------------------------
    INCREASE (DECREASE) IN CASH                                                              (10,634)         (14,748)
    -------------------------------------------------------------------------------------------------------------------
    CASH,  beginning of period                                                                 19,558           31,701
    -------------------------------------------------------------------------------------------------------------------
    CASH,  end of period                                                                        8,924           16,953
    -------------------------------------------------------------------------------------------------------------------


                See accompanying notes to financial statements.

                      AMERICAN DIGITAL COMMUNICATIONS, INC.

                          Notes to Financial Statements
                                  May 31, 1998


         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION:

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of May 31, 1998 and February 28, 1998, and the results of operations and cash flows for the periods ended May 31, 1998 and 1997.

         NATURE OF BUSINESS:

         The Company was organized June 30, 1993 under the laws of Wyoming, The Company was in the wireless telecommunications business and had intended to provide two-way communications in the 220 mHz. band. The Company held various distribution rights for certain Midland brand commercial land mobile radios and radio parts. The distribution rights were acquired in separate transactions over the last several years. During fiscal year 1998 the Company sold, sub-licensed or wrote-off all remaining distribution rights. On January 15, 1998, the Company acquired the TrackPower trade name and other intellectual property rights. The technology is in use in southern Ontario, Canada to market a service whereby a subscriber views live horse racing on television via Multi Point Microwave
Distribution  System (MMDS) and places wagers using  Telephone  Account  Betting
(TAB). The Company plans to expand the delivery system to a satellite based system and to ultimately provide interactive wagering through a set top box and telephone line throughout North America. It is anticipated that the new service will be launched late in calendar 1998. No revenues were generated by the TrackPower business during the first quarter.

         Certain  matters  discussed  in this  Quarterly  Report may  constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve risk and uncertainties. These forward looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's goals. The Company's actual results, performance, or achievements expressed or implied in such forward-looking statements may differ. For discussion of the factors that might cause such a difference, see Item 2 Management's Discussion and Analysis or Plan of Operations.

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

         AMORTIZATION OF DISTRIBUTION RIGHTS:

         The cost of the remaining distribution rights, which have been sub-licensed to a third party, is being amortized over the term of the agreement (4 years).

         It is reasonably possible that revenues generated from the distribution of products pursuant to the agreement will not be sufficient to recover these capitalized costs.

         MEASUREMENT OF INTANGIBLES IMPAIRMENT:

         The Company annually reviews the amount of the recorded intangible assets for impairment. If the sum of expected cash flows from these assets is less than the carrying amount of these assets, the Company will recognize an impairment loss in such period.

         NET LOSS PER SHARE:

         Basic loss per common share is based on the weighted average number of shares outstanding during each period presented. Options to purchase stock are included as common stock equivalents when dilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


         OVERVIEW

         The business focus for the Company has changed from a wireless telecommunications distribution business to a development stage enterprise. The focus of management is negotiating future business contracts and agreements. See "Notes to Financial Statements - Summary of Significant Accounting Policies - Nature of Business".

         The Company has financed the operating losses using bridge financing supported by its marketable securities and expects to be able to manage on those resources until it enters into permanent financing arrangements.

         RESULTS OF OPERATIONS

         The revenues of $4,629, during the three month period ended May 31, 1998, were from Midland distribution rights royalties. Revenues in the prior year were from the direct sale of Midland two-way radios and the sale of 220 mHz tower equipment.

         The Company does not expect any revenues from the TrackPower business until the new service is launched later on during the year.

         General and administrative expenses, during the quarter, increased from $170,128 in 1997 to $313,097 in 1998. The increase is a result of;

               1) key consulting and management services agreements required for the development of the TrackPower business,

               2) the costs of operating the existing MMDS TrackPower business.

         Costs incurred thus far associated with closing the bridge financing and negotiating permanent financing total $145,985. These costs include $120,978 for the bridge financing concluded during the first quarter. This financing included the issuance of common shares of ADC - at a total cost of $95,000. This cost has been expensed during the period. Other costs for the bridge financing included placement fees and legal costs. The costs incurred thus far for negotiating permanent financing total $25,007. These costs are primarily legal and travel related.

         The Denver office was closed effective May 15, 1998. Closing costs including travel, moving, rent and legal fees totaled $48,778. These costs are non-recurring.

         Depreciation  and  amortization  represents  the  amortization  of  the
remaining  Midland   distribution  rights  and  normal  depreciation  on  office equipment.

         The closing trading value of the Company's investment in common shares of Intek increased from $2 31/32 at February 28, 1998 to $4 at May 31, 1998. Accordingly the Company recorded an unrealized holding gain on marketable securities of $389,095. The value of the Ventel shares remain unchanged.

         FINANCIAL CONDITION

         Total assets increased from $1,842,798 to $2,180,569 during the quarter.

         The Company disposed of 844,446 common shares of Ventel, at book value, during the quarter in order to generate approximately $58,000 of cash for the development of the new business. At May 31, 1998 the Company held 499,998 Ventel Shares valued at approximately $34,500.

         The Company still holds 418,381 Intek shares, which are pledged as security for the bridge financing.

         The TrackPower trademarks and other intellectual property rights are not being amortized until revenues begin to occur from the new business.

         The Company borrowed $500,000 by way of notes payable, using the marketable securities as security, during the quarter.

         The Company's working capital ratio declined from 3.0:1 at February 28, 1998 to approximately 2.0:1 at May 31, 1998. The change is primarily due to the increased notes payable.

         Net equity of the Company also declined from $1,269,524 to $1,229,535 during the quarter. It is anticipated that the operating losses prior to the commencement of its operating business will continue to accrue.


         LIQUIDITY AND CAPITAL RESOURCES

         The Company has been funding the development of the TrackPower business through new debt. On April 17, 1998 the Company closed a bridge financing of 100 Units, representing a package of securities including total debt of $500,000. In June 1998 the Board of Directors authorized the extension of this debt to $1 million in total. It is anticipated that based on the current market value of the Company's marketable securities, an additional $300,000 of this newly authorized debt will be placed during the second quarter, together with certain equity securities.

         The Company is planning more permanent financing and is hopeful to complete it once certain key business agreements have been concluded.

PART II. Other Information

ITEM 1. LITIGATION

         No material legal proceedings to which the Company is a party or to which the property of the Company is subject is pending and no such material proceeding is known by management of the Company to be contemplated. No material legal proceedings to which any director, officer of affiliate of the Company, any owner of record or beneficially of more than five percent of any class of the voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company is pending.

ITEM 2. CHANGE IN SECURITIES

         Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5. OTHER INFORMATION

         Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits.
               EX-27  Financial Data Schedule

Form 8-K   None.

                                   SIGNATURES

Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



DATE:   JULY  15, 1998        BY:

                                              /S/ JOHN G. SIMMONDS
                              -------------------------------------------------
                                                JOHN G. SIMMONDS
                                           PRESIDENT / CEO / DIRECTOR
                                          (PRINCIPAL EXECUTIVE OFFICER)


DATE:   JULY 15, 1998         BY:

                                              /S/ GARY N. HOKKANEN
                              -------------------------------------------------
                                                GARY N. HOKKANEN
                                            CHIEF FINANCIAL OFFICER,
                                          (PRINCIPAL FINANCIAL OFFICER)