Form 10QSB
period 1998-08-31
AMERICAN DIGITAL COMMUNICATIONS INC
filed 1998-10-14
CIK 819927

As filed with the Securities and Exchange Commission on October 14, 1998.

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

                       For the Quarter Ended August 31, 1998

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

           YES [X]                                         NO [ ]


The number of shares outstanding of each of the Registrant's class of common equity, as of October 2, 1998 are as follows:

        CLASS OF SECURITIES                      SHARES OUTSTANDING
        -------------------                      ------------------
  Common Stock, $.0001 par value                     25,127,886

================================================================================

                      AMERICAN DIGITAL COMMUNICATIONS, INC.

                                      INDEX

PART I          FINANCIAL INFORMATION

      Item 1.   Financial Statements Sheet................................... 3
                Statements of Operations and Comprehensive Income............ 5
                Statements of Cash Flows..................................... 6
                Notes to Financial Statements................................ 7

      Item 2.   Management's Discussion and Analysis or Plan of Operations... 8

PART II.        OTHER INFORMATION
    Items 1-5   .............................................................11

      Item 6.   Exhibits and Reports on Form 8-K
                    A)  Exhibit 27 Financial Data Schedule...................12
                    B)  Form 8-K  -  None

                Signatures...................................................13

                      AMERICAN DIGITAL COMMUNICATIONS, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)



ASSETS                                                                   AUGUST 31,    February 28,
                                                                              1998             1998
                                                                              ----             ----
Current Assets:
     Cash                                                                   25,548           19,558
     Notes receivable                                                        8,548            8,548
     Due from related parties                                                    -                -
     Marketable securities                                                 629,937        1,209,844
----------------------------------------------------------------------------------------------------

                  Total current assets                                     664,333        1,237,950
----------------------------------------------------------------------------------------------------

Property and equipment:
      Office equipment                                                     129,439          125,052
      Furniture and fixtures                                                26,082           26,082

----------------------------------------------------------------------------------------------------

                                                                           155,521          151,134
          Less:    Accumulated depreciation                                147,280          146,370
----------------------------------------------------------------------------------------------------
              Net property and equipment                                     8,241            4,764

Other assets:
      Distribution rights, net of amortization                             160,878          201,672
      TrackPower trademarks and other intellectual property rights         398,412          398,412
----------------------------------------------------------------------------------------------------
             Total other assets                                            559,290          600,084

            TOTAL ASSETS                                                 1,231,864        1,842,798
----------------------------------------------------------------------------------------------------



                 See accompanying notes to financial statements.

                      AMERICAN DIGITAL COMMUNICATIONS, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)


LIABILITIES AND SHAREHOLDERS' EQUITY                                                  AUGUST 31,    February 28,
                                                                                            1998            1998
                                                                                            ----            ----
Current Liabilities:
      Accounts payable                                                                   231,528         243,716
      Accounts payable - related parties                                                  13,588          36,289
      Accrued expenses                                                                       596          59,193
      Accrued interest - related parties                                                  66,027          40,294
      Notes payable                                                                      850,000               -
      Notes payable - related parties                                                     30,370          30,370
      Current portion of capital lease obligations                                         5,951           5,075
      Current portion of long term note                                                        -               -
-----------------------------------------------------------------------------------------------------------------

                  Total current liabilities                                            1,198,060         414,937

Long term debt:
      Capital lease obligations                                                                -             876
      Long term note payable - related party                                             157,461         157,461
-----------------------------------------------------------------------------------------------------------------

           Total long term debt                                                          157,461         158,337


Shareholders' equity:
       Convertible   preferred   stock,  no  par  value,   unlimited  shares           1,000,000       1,000,000
authorized, (liquidation value $1,000,000)
     Common stock,  $.0001 par value;  Unlimited shares  authorized,  issued               2,518           2,412
and outstanding  25,127,886  shares,  issued and  outstanding  24,113,624 on
February 28, 1998.
       Additional paid in capital                                                      7,172,299       6,986,409
      Common stock subscribed (214,262 - 1998)                                                 -          41,995
       Accumulated deficit                                                           (7,920,966)     (6,905,424)
       Accumulated other comprehensive income                                          (377,508)         144,132
-----------------------------------------------------------------------------------------------------------------

                  Total shareholder's equity                                           (123,657)       1,269,524
-----------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             1,231,864       1,842,798
-----------------------------------------------------------------------------------------------------------------




                 See accompanying notes to financial statements.

                      AMERICAN DIGITAL COMMUNICATIONS, INC.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)



                                                                     Three Months Ended            Six Months Ended
                                                                         August 31,                   August 31,

                                                                      1998          1997            1998          1997
                                                                      ----          ----            ----          ----
  Revenue
        Two way radio sales                                              -            254               -       113,275
        220 mHz tower equipment sales                                    -        240,000               -       355,000
       Royalties from distribution rights                            3,118              -           7,747             -
  ----------------------------------------------------------------------------------------------------------------------
            Total revenue                                            3,118        240,254           7,747       468,275

  Costs and expenses:
        General and administrative                                 370,758         45,112         671,159       215,240
        Cost of equipment sales                                          -            254               -        81,667
        Cost of 220 MHz equip./Distribution rights                       -        599,333               -       694,940
        Financing costs                                            102,966              -         261,648             -
        Non-recurring Denver office costs                                -              -          48,778             -
        Depreciation and amortization                               20,850         18,563          41,704        35,818
  ----------------------------------------------------------------------------------------------------------------------

         Total costs and expenses                                  494,574        663,262       1,023,289     1,027,665
  ----------------------------------------------------------------------------------------------------------------------
  Net loss                                                       (491,456)      (423,008)     (1,015,542)     (599,390)
  Other comprehensive income:
  Unrealized holding loss on marketable securities               (910,735)              -       (521,640)             -
  ----------------------------------------------------------------------------------------------------------------------
  Comprehensive loss                                           (1,402,191)      (423,008)     (1,537,182)     (559,390)
  ----------------------------------------------------------------------------------------------------------------------

  Net loss per share of common stock                                (0.06)         (0.02)          (0.06)        (0.02)
  ----------------------------------------------------------------------------------------------------------------------

  Weighted average number of common shares outstanding          25,011,219     23,907,756      24,782,053    23,627,431
  ----------------------------------------------------------------------------------------------------------------------




                 See accompanying notes to financial statements.

                      AMERICAN DIGITAL COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                  Three Months Ended           Six Months Ended
                                                                      August 31,                  August 31,

    INCREASE (DECREASE) IN CASH
                                                                       1998         1997          1998           1997
                                                                       ----         ----          ----           ----
    ------------------------------------------------------------------------------------------------------------------
    NET CASH USED IN OPERATIONS
        Net loss                                                  (511,790)    (423,008)   (1,035,876)      (559,390)
          Adjustments to reconcile net loss
            to net cash used in operating activities:
            Depreciation and amortization                            20,850       18,563        41,704         35,818
              Loss on sale of fixed assets                                -      376,875             -        376,875
              Issuance of stock for bridge financing                 49,000            -       144,000              -
         Changes in:
                 Accounts receivable                                      -        2,952             -         21,110
                 Due from related parties                            34,044            -             -              -
                 Inventory                                                -          254             -        268,272
                 Other current assets                                 (300)    (165,338)         (300)      (134,026)
                 Accounts payable                                    49,120        (195)      (21,554)       (62,600)
                 Accrued expenses                                       200            -      (58,597)        (4,933)
                 Other accrued liabilities                           25,500     (54,504)        32,733        (2,571)
    ------------------------------------------------------------------------------------------------------------------
    Net cash used in operating activities                         (333,376)    (244,401)     (897,890)       (61,445)
    ------------------------------------------------------------------------------------------------------------------
    CASH FLOWS FROM INVESTING ACTIVITIES:
              Proceeds from sale of marketable securities                 -            -        58,267              -
                  Sale/(purchase) of fixed assets                         -      240,000       (4,387)        240,000
    ------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) investing activities                   -      240,000        53,880        240,000
    ------------------------------------------------------------------------------------------------------------------
    CASH FLOWS FROM FINANCING ACTIVITIES:
              Proceeds from sale of common stock, net                     -         (16)             -           (16)
                  Payments of capital lease obligations                   -      (1,275)             -        (2,550)
                  Proceeds on issuance of notes payable             350,000            -       850,000      (196,429)
    ------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) financing activities:            350,000      (1,291)       850,000      (198,995)
    ------------------------------------------------------------------------------------------------------------------

    ------------------------------------------------------------------------------------------------------------------
    INCREASE (DECREASE) IN CASH                                      16,624      (5,692)         5,990       (20,440)
    ------------------------------------------------------------------------------------------------------------------
    ------------------------------------------------------------------------------------------------------------------
    CASH,  beginning of period                                        8,924       16,953        19,558         31,701
    ------------------------------------------------------------------------------------------------------------------
    ------------------------------------------------------------------------------------------------------------------
    CASH,  end of period                                             25,548       11,261        25,548         11,261
    ------------------------------------------------------------------------------------------------------------------



                 See accompanying notes to financial statements.

                      AMERICAN DIGITAL COMMUNICATIONS, INC.

                          Notes to Financial Statements
                                 August 31, 1998


         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION:

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of August 31, 1998 and February 28, 1998, and the results of operations and cash flows for the periods ended August 31, 1998 and 1997.

         NATURE OF BUSINESS:

         The Company was organized June 30, 1993 under the laws of Wyoming, The Company was in the wireless telecommunications business and had intended to provide two-way communications in the 220 mHz. band. The Company held various distribution rights for certain Midland brand commercial land mobile radios and radio parts. The distribution rights were acquired in separate transactions over the last several years. During fiscal year 1998 the Company sold, sub-licensed or wrote-off all remaining distribution rights. On January 15, 1998, the Company acquired the TrackPower trade name and other intellectual property rights. The technology was in use in a small pilot project of approximately 100 homes in southern Ontario, Canada. The service provided live horse racing on television via Multi Point Microwave Distribution System (MMDS) and the subscribers placed wagers using Telephone Account Betting (TAB). The pilot project was shut down on September 30, 1998, after proving the technology to be both commercially and technically viable. The Company plans to change the delivery system to a satellite based system and to ultimately provide interactive wagering through a set top box and telephone line throughout North America. The pilot provided invaluable knowledge that will be used in the development of the new system. Management is in discussions with key business partners and continues to believe the Company will launch the new service late in calendar 1998. No revenues were generated by the TrackPower business during the second quarter.

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

         The operating losses thus far during fiscal 1998 are generally as expected. The Company has been incurring the necessary costs to develop future business relationships. The Company has financed the operating losses using bridge financing supported by its marketable securities. Management hopes to complete certain key business contracts and agreements shortly, in order to provide the necessary substance to attract permanent financing.



         RESULTS OF OPERATIONS

         The revenues of $3,118, during the three month period ended August 31, 1998 and $7,747, during the six month period ended August 31, 1998, were from Midland distribution rights royalties. The remaining Midland distribution rights attracting a royalty stream are from certain territories in Western Canada under a sub-license agreement with a third party. Revenues in the prior year were from the direct sale of Midland two-way radios and the sale of 220 mHz tower equipment.

         The Company does not expect any revenues from the TrackPower business until the new service is launched.

         General and administrative expenses, increased from $313,097 in first quarter to $370,758 in the second quarter. The increase is a result of the cost of legal advice and a catch up on a key consulting contract.

         Financing costs totaled $102,966 during the second quarter. These costs include $84,000 for a second bridge financing concluded during the second quarter. This financing included the issuance of common shares of ADC - at a total cost of $49,000. This cost has been expensed during the period. Other costs for the bridge financing included placement fees and legal costs.

         Depreciation  and  amortization  represents  the  amortization  of  the
remaining  Midland   distribution  rights  and  normal  depreciation  on  office equipment.

         The closing trading value of the Company's investment in common shares of Intek decreased from $4.00 at May 31, 1998 to $1.56 at August 31, 1998. The market value of the Ventel shares was generally unchanged during the quarter. Accordingly the Company recorded an unrealized holding loss on marketable securities of $910,735.

         FINANCIAL CONDITION

         Total assets decreased from $1,842,798 to $1,231,864 during the quarter. The decline is primarily as a result of a fall in the market value of the Company's marketable securities.

         The Company's marketable securities consist of 418,381 Intek shares and 499,998 Ventel shares, which are pledged as security for the bridge financing.

         The TrackPower trademarks and other intellectual property rights are not being amortized until revenues begin to occur from the new business.

         The Company borrowed an additional $350,000 by way of notes payable, using the marketable securities as security, during the quarter.

         The Company's working capital ratio declined from 2.0:1 at May 31, 1998 to approximately 0.6:1 at August 31, 1998. The change is due to the additional $350,000 bridge financing and the decline in value of the marketable securities.

         Net equity of the Company also declined from $1,229,535 to a deficit of $123,657 during the quarter. It is anticipated that the operating losses prior to the commencement of its operating business will continue to accrue.



         LIQUIDITY AND CAPITAL RESOURCES

         The decline in the value of the marketable securities has placed a strain on the Company's liquidity and capital resources. The drop in the value of the Intek shares was approximately $1 million.

         The Company has been funding the development of the TrackPower business through new debt. Thus far in 1998 the Company has closed bridge financing of 135 Units, representing a package of securities including total debt of $850,000. The Board of Directors authorized the extension of this debt to $1 million. However, due to the significant decline in the value of the Company's securities, it is unlikely that additional amounts will be borrowed based solely on the marketable securities. The debt is on demand basis and it is expected that, depending upon market conditions, the Company may begin to dispose of the marketable securities in order to repay the debt.

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



DATE:   OCTOBER  14, 1998           BY:

                                               /S/ JOHN G. SIMMONDS
                                           ---------------------------
                                                 JOHN G. SIMMONDS
                                            PRESIDENT / CEO / DIRECTOR
                                           (PRINCIPAL EXECUTIVE OFFICER)


DATE:   OCTOBER 14, 1998            BY:

                                               /S/ GARY N. HOKKANEN
                                           ----------------------------
                                                 GARY N. HOKKANEN
                                             CHIEF FINANCIAL OFFICER,
                                           (PRINCIPAL FINANCIAL OFFICER)