Form 10QSB
period 1998-11-30
AMERICAN DIGITAL COMMUNICATIONS INC
filed 1999-01-14
CIK 819927

As filed with the Securities and Exchange Commission on January 14, 1999.

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

                     For the Quarter Ended November 30, 1998

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

           YES [X]                                         NO [ ]


The number of shares outstanding of each of the Registrant's class of common equity, as of January 8, 1999 are as follows:

               Class of Securities                   Shares Outstanding
         -------------------------------            --------------------
          Common Stock, $.0001 par value                  25,127,886

================================================================================

                      American Digital Communications, Inc.

                                      INDEX




 PART I           Financial Information

        Item 1.   Financial Statements
                  Balance Sheet..........................................   3
                  Statements of Operations and Comprehensive Income......   5
                  Statements of Cash                                        6
                  Flows..................................................
                  Notes to Financial Statements..........................   7

       Item 2.    Management's Discussion and Analysis or
                    Plan of Operations..................................    8




 PART II.         Other Information
     Items 1 - 5. ......................................................   12

        Item 6.   Exhibits and Reports on Form 8-K
                  A)       Exhibit 27 Financial Data Schedule..........    13
                      B)   Form 8-K  -  None


                  Signatures...........................................    14

                  American Digital Communications, Inc.
                              Balance Sheet
                                   (UNAUDITED)






ASSETS                                                                             November 30,    February 28,
------                                                                             ------------    ------------
                                                                                           1998             1998
                                                                                           ----             ----
Current Assets:
    Cash, restricted (see notes to financial statements)                                123,624           19,558
     Notes receivable                                                                     8,548            8,548
     Due from related parties                                                                 -                -
     Marketable securities, pledged (see notes to financial statements)                 632,690        1,209,844
-----------------------------------------------------------------------------------------------------------------

                  Total current assets                                                  764,862        1,237,950
-----------------------------------------------------------------------------------------------------------------

Property and equipment:
      Office equipment                                                                  129,439          125,052
      Furniture and fixtures                                                             26,082           26,082

-----------------------------------------------------------------------------------------------------------------

                                                                                        155,521          151,134
          Less:    Accumulated depreciation                                             147,733          146,370
-----------------------------------------------------------------------------------------------------------------
              Net property and equipment                                                  7,788            4,764

Other assets:
      Distribution rights, net of amortization                                          140,481          201,672
      TrackPower trademarks and other intellectual property rights                      398,412          398,412
-----------------------------------------------------------------------------------------------------------------
             Total other assets                                                         538,893          600,084

            TOTAL ASSETS                                                              1,311,543        1,842,798
-----------------------------------------------------------------------------------------------------------------



                 See accompanying notes to financial statements.

                      American Digital Communications, Inc.
                                  Balance Sheet
                                   (UNAUDITED)


LIABILITIES AND SHAREHOLDERS' EQUITY                                                November 30,   February 28,
------------------------------------                                                ------------   ------------
                                                                                            1998            1998
                                                                                            ----            ----
Current Liabilities:
      Accounts payable                                                                   427,241         243,716
      Accounts payable - related parties                                                  12,576          36,289
      Accrued expenses                                                                     1,302          59,193
      Accrued interest - related parties                                                  91,527          40,294
      Notes payable                                                                      850,000               -
      Notes payable - related parties                                                     30,370          30,370
      Current portion of capital lease obligations                                         5,951           5,075
      Current portion of long term note                                                  157,461               -
-----------------------------------------------------------------------------------------------------------------

                  Total current liabilities                                            1,576,428         414,937

Long term debt:
      Capital lease obligations                                                                -             876
      Long term note payable - related party                                                   -         157,461
-----------------------------------------------------------------------------------------------------------------

           Total long term debt                                                                -         158,337


Shareholders' equity:
       Convertible   preferred   stock,  no  par  value,   unlimited  shares           1,000,000       1,000,000
authorized, (liquidation value $1,000,000)
     Common stock,  $.0001 par value;  Unlimited shares  authorized,  issued               2,518           2,412
and outstanding  25,127,886  shares,  issued and  outstanding  24,113,624 on
February 28, 1998.
       Additional paid in capital                                                      7,172,299       6,986,409
      Common stock subscribed (214,262 - 1998)                                                 -          41,995
       Accumulated deficit                                                            (8,193,675)     (6,905,424)
       Accumulated other comprehensive income                                           (246,027)        144,132
-----------------------------------------------------------------------------------------------------------------

                  Total shareholder's equity                                            (264,885)      1,269,524
-----------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             1,311,543       1,842,798
-----------------------------------------------------------------------------------------------------------------




                 See accompanying notes to financial statements.

                      American Digital Communications, Inc.
                Statements of Operations and Comprehensive Income
                                   (UNAUDITED)


                                                                     Three Months Ended            Nine Months Ended
                                                                        November 30,                 November 30,

                                                                    1998          1997             1998          1997
                                                                    ----          ----             ----          ----
Revenue
       Two way radio sales                                               -              -               -       113,275
       220 mHz tower equipment sales                                     -      3,696,000               -     4,051,000
       Gain on sale of marketable securities                         6,849              -           6,849             -
      Royalties from distribution rights                             2,378              -          10,125             -
 -----------------------------------------------------------------------------------------------------------------------
           Total revenue                                             9,227      3,696,000          16,974     4,164,275

 Costs and expenses:
       General and administrative                                  235,563         87,451         906,722       302,691
       Cost of equipment sales                                           -              -               -        81,667
       Cost of 220 MHz equip./Distribution rights                        -      3,229,302               -     3,941,784
       Financing costs                                              25,522              -         287,170             -
       Non-recurring Denver office costs                                 -              -          48,778             -
       Depreciation and amortization                                20,850          1,021          62,554        19,297
 -----------------------------------------------------------------------------------------------------------------------

        Total costs and expenses                                   281,935      3,317,774       1,305,224     4,345,439
 -----------------------------------------------------------------------------------------------------------------------
 Net loss                                                         (272,708)       378,226      (1,288,250)     (181,164)
 Other comprehensive income:
 Unrealized holding gain on marketable securities                  131,481              -        (390,159)            -
 -----------------------------------------------------------------------------------------------------------------------
 Comprehensive loss                                               (141,227)       378,226      (1,678,409)     (181,164)
 -----------------------------------------------------------------------------------------------------------------------

 Net loss per share of common stock                                  (0.01)          0.02           (0.07)        (0.01)
 -----------------------------------------------------------------------------------------------------------------------

 Weighted average number of common shares outstanding           25,127,886     23,448,407      24,897,330    22,627,431
 -----------------------------------------------------------------------------------------------------------------------


                 See accompanying notes to financial statements.

                      American Digital Communications, Inc.
                            Statements of Cash Flows
                                   (UNAUDITED)

                                                                    Three Months Ended           Nine Months Ended
                                                                       November 30,                November 30,

   Increase (Decrease) in Cash
                                                                      1998          1997          1998           1997
                                                                      ----          ----          ----           ----
   -------------------------------------------------------------------------------------------------------------------
   Net cash used in operations
       Net loss                                                   (272,708)     (378,226)   (1,288,250)      (181,164)
         Adjustments to reconcile net loss
           to net cash used in operating activities:
           Depreciation and amortization                            20,850        13,099        62,554         48,917
             Gain on sale of marketable securities                  (6,849)            -        (6,849)             -
             Loss on sale of fixed assets                                -       376,875             -        376,875
             Issuance of stock for bridge financing                      -             -       144,001              -
        Changes in:
                Accounts receivable                                      -             -             -         21,110
                Due to related parties                              (1,012)            -       (23,713)             -
                Inventory                                                -             -             -        268,272
                Other current assets                                   300       136,015             -       (535,644)
                Accounts payable                                   195,713       (13,606)      183,525        (76,206)
                Accrued expenses                                       706             -       (57,891)        (4,933)
                Other accrued liabilities                           25,500       526,513        51,233         (2,571)
   -------------------------------------------------------------------------------------------------------------------
   Net cash used in operating activities                           (37,500)    1,040,247      (935,390)       (85,344)
   -------------------------------------------------------------------------------------------------------------------
   Cash flows from investing activities:
             Proceeds from sale of marketable securities           135,576             -       193,843              -
                 Sale/(purchase) of fixed assets                         -             -       (4,387)        240,000
   -------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) investing activities             135,576             -       189,456        240,000
   -------------------------------------------------------------------------------------------------------------------
   Cash flows from financing activities:
             Proceeds from sale of common stock, net                     -             -             -          9,582
                 Payments of capital lease obligations                   -        (1,275)            -         (3,825)
                 Proceeds on issuance of notes payable                   -    (1,024,548)      850,000       (166,429)
   -------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) financing activities:                  -    (1,025,823)      850,000       (160,672)
   -------------------------------------------------------------------------------------------------------------------

   -------------------------------------------------------------------------------------------------------------------
   Increase (decrease) in cash                                      98,076        14,424       104,066        (6,016)
   -------------------------------------------------------------------------------------------------------------------
   -------------------------------------------------------------------------------------------------------------------
   Cash,  beginning of period                                       25,548        11,261        19,558         31,701
   -------------------------------------------------------------------------------------------------------------------
   -------------------------------------------------------------------------------------------------------------------
   Cash,  end of period                                            123,624        25,685       123,624         25,685
   -------------------------------------------------------------------------------------------------------------------


                 See accompanying notes to financial statements.

                      American Digital Communications, Inc.

                          Notes to Financial Statements
                                November 30, 1998


         Summary of significant accounting policies

         Basis of presentation:

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of November 30, 1998 and February 28, 1998, and the results of operations and cash flows for the periods ended November 30, 1998 and 1997.

         Nature of business:

         The Company was organized June 30, 1993 under the laws of Wyoming, The Company was in the wireless telecommunications business and had intended to provide two-way communications in the 220 mHz. band. The Company held various distribution rights for certain Midland brand commercial land mobile radios and radio parts. The distribution rights were acquired in separate transactions over the last several years. During fiscal year 1998 the Company sold, sub-licensed or wrote-off all remaining distribution rights. On January 15, 1998, the Company acquired the TrackPower trade name and other intellectual property rights. The technology was in use in a small pilot project of approximately 100 homes in southern Ontario, Canada. The service provided live horse racing on television via Multi Point Microwave Distribution System (MMDS) and the subscribers placed wagers using Telephone Account Betting (TAB). The pilot project ended on September 30, 1998, after proving the technology to be both commercially and technically viable. All operating costs of the project have been expensed in the relevant period which ended with the termination of the Ontario Jockey Club Agreement. The Company plans to change the delivery system to a satellite based system and to ultimately provide interactive wagering through a set top box and telephone line throughout North America. The pilot provided invaluable knowledge that will be used in the development of the new system. Management has been in discussions with key business partners and expects to launch the new service early in calendar 1999. No revenues were generated by the TrackPower business during the third quarter.

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

         Marketable securities:

         The Company's marketable securities consist of restricted and unrestricted common stock of publicly traded companies. The securities, which are pledged as security to a bridge loan, are considered held for sale and therefore are recorded at market value at the balance sheet date.

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

         Subsequent event:

         The Company sold a portion of marketable securities during the current quarter. The cash balance at November 30, 1998 represents the proceeds of disposition. Subsequent to the end of the quarter, the Company repaid $127,500 of the bridge loan on a pro-rata basis. On December 31, 1998 the restricted cash balance held for future repayment was $14,091.

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

         The operating losses thus far during fiscal 1998 are generally as expected. The Company has been incurring the necessary costs to develop future business relationships. During the first and second quarters of this fiscal year the Company borrowed amounts supported by its marketable securities. In the third quarter the Company sold a portion of the marketable securities in order to generate cash for note repayment. Subsequent to the end of the fiscal quarter the Company partially repaid the bridge loan. Management hopes to complete certain key business contracts and agreements shortly, in order to provide the necessary substance to attract permanent financing.

         Results of Operations

         For the three months ended November 30, 1998 and 1997:

         The Company continues to collect a nominal royalty on Midland distribution rights. The remaining Midland distribution rights, attracting a royalty stream, are from certain territories in Western Canada under a sub-license agreement with a third party. Prior year revenues of $3,696,000 represents the sale of the Company's 220 mHz tower equipment to Intek Global Corporation.

         The Company sold 87,400 Intek shares during the quarter at an average price of $1.47 for total proceeds of $128,327 representing a nominal gain of $5,421. The Company also sold 70,000 Ventel shares at an average price of approximately $0.10 for total proceeds of $7,250 representing a gain of $1,428.

         The Company does not expect any revenues from the TrackPower business until the new service is launched.

         General and administrative expenses were $235,563 in the third quarter, a decrease of 36% over the prior quarter. General and administrative expenses totaled $87,451 in the prior year and represent the overhead required prior to the change in the business direction of the Company.

         Financing costs totaled $25,522 during the second quarter. These costs were primarily interest.

         Depreciation  and  amortization  represents  the  amortization  of  the
remaining  Midland   distribution  rights  and  normal  depreciation  on  office equipment.

         The closing trading value of the Company's investment in common shares of Intek increased from $1.56 at August 31, 1998 to $1.84 at November 30, 1998. The trading value of Ventel shares closed at $.052. Accordingly the Company recorded an unrealized holding gain on marketable securities of $131,481.

         For the nine months ended November 30, 1998 and 1997

         Royalty revenue from the Western Canada Midland Distribution Rights totaled $10,125 in the first nine months of this year. Prior year's revenues of $113,275 and $4,051,000 represent the direct sale of Midland brand two radios in licensed territories and the Company's sale of 220 mHz systems to Intek, respectively.

         General and administrative expenses totaled $906,722 against $302,691 in the prior year. Operating expenses are substantially higher than the prior year due to the cost of developing the Trackpower infrastructure. Costs incurred during the nine month period ended November 30, 1998 are costs attributable to financing, to develop the Trackpower technology, to negotiate horse racing content agreements and other business relationships.

         Financing costs totaled $287,170 during the first nine months of the year. These costs have been incurred to provide the funding of the new business initiative.

         During the nine months ended November 30, 1998 the Company recorded an unrealized holding loss on marketable securities of $390,159 due to the decline in value of the Company's Intek and Ventel shares.

         Financial Condition

         Total assets increased from $1,231,864 to $1,311,543 during the current quarter. The increase is primarily a result of an increase in the market value of the Company's marketable securities.

         At the beginning of this fiscal quarter the Company's marketable securities consisted of 418,381 Intek shares and 499,999 Ventel shares. During the quarter 87,400 and 70,000 Intek and Ventel were sold. As at November 30, 1998 the Company held 330,981 Intek shares and 429,999 Ventel shares. Subsequent to the end of the quarter the Company repaid $127,5000 of the bridge loan.

         The TrackPower trademarks and other intellectual property rights are not being amortized until revenues begin to occur from the new business.

         The Company's working capital ratio declined from 0.6:1 at August 31, 1998 to approximately 0.5:1 at November 30, 1998. The change is primarily the result of a $157,461 note payable to a related party now classified as current.

         Net equity of the Company also declined from a deficit of $123,657 to a deficit of $264,885 during the quarter. It is anticipated that the operating losses prior to the commencement of its operating business will continue to accrue.

         Liquidity and Capital Resources

         The Company has been funding the development of the TrackPower business through new debt. Thus far in 1998 the Company has closed bridge financing of 135 Units, representing a package of securities including total debt of $850,000. The debt is on demand basis and the Company has begun selling the marketable securities in order to repay the debt.

                  The continued weakness in the value of the marketable securities has significantly restricted the Company's liquidity and capital resources. The current market value of the marketable securities is insufficient to repay the bridge loan in its entirety. A portion of the Company's marketable securities became free trading during the quarter. The Company recognizes that incremental working capital will be required to effect the commercialization of the TrackPower application and is in the process of planning the financing strategy.

         Year 2000

         The Company is engaged in a review of computer systems and software both internally and in connection with external business relationships.

         The Company will have access , through a related party, to an accounting platform which is Year 2000 compliant system during calendar 1999.

         The Company is developing the new Trackpower technology to be Year 2000 compliant. The Company will, prior to consummating any new business agreements, require Year 2000 compliance certification from the contracting party.

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



DATE:   JANUARY 14, 1999         BY:

                                           /s/ John G. Simmonds
                                 -------------------------------------------
                                             John G. Simmonds
                                        President / CEO / Director
                                       (principal executive officer)


DATE:   JANUARY 14, 1999         BY:

                                           /s/ Gary N. Hokkanen
                                 -------------------------------------------
                                             Gary N. Hokkanen
                                         Chief Financial Officer,
                                       (principal financial officer)