Form 10KSB
period 1999-02-28
AMERICAN DIGITAL COMMUNICATIONS INC
filed 1999-06-16
CIK 819927

As filed with the Securities and Exchange Commission on June 16, 1999

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ending February 28, 1999          Commission File No. 000-28506

                      AMERICAN DIGITAL COMMUNICATIONS, INC.
               (Exact name of registrant as specified in charter)

         Wyoming                                           13-3411167
(State or other jurisdiction                            (I.R.S. Employer
                                                        Identification No.)

745 Fifth Avenue, Suite 900                              (212) 486-7424
    New York, NY 10151                             (Registrant's Telephone No.
                                                          incl. area

    Securities registered pursuant to                            None

    Securities registered pursuant to                            None


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

        For the fiscal year ended February 28, 1999, the Company's revenues were $12,226.

        Based on the closing high bid price on May 21, 1999, as reported by the National Association of Securities Dealer's Over The Counter electronic bulletin board, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $39,483,543.

        On May 21, 1999, the number of shares outstanding of the registrant's Common Stock was 27,911,578.

        Transitional Small Business Disclosure Format (Check One):   Yes   No  X

===============================================================================

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

        Introduction

        American Digital Communications, Inc. ("American Digital", "ADC" or the "Company") is a corporation organized June 30, 1993 under the laws of the state of Wyoming. The Company's offices are located at 745 Fifth Avenue, New York, NY 10151 (telephone number 212-486-7424) and 580 Granite Court, Pickering, Ontario L1W 3Z4 (telephone number 905-839-1430 and fax number 905-837-1139).

        ADC is the successor to Mont Rouge Resources, Inc. ("Mont Rouge"), a New York corporation organized on March 19, 1987. Mont Rouge completed a small public offering in 1987 and in March 1988 acquired American Fidelity Holding Corporation, a Delaware corporation, in a stock-for-stock exchange. The acquisition was rescinded in 1989 and Mont Rouge became dormant until early 1993 when it was redomiciled to the State of Wyoming.

        In 1993 and 1994, ADC acquired a series of 220 Mhz licenses. The acquisition strategy was to aggregate as many licenses as possible in order to offer a low cost analog alternative to digital 800 and 900 Mhz spectrum. During 1997 the Company reviewed its strategic direction concerning the implementation of a 220 Mhz spectrum system as funding became very difficult. Based on certain developments occurring in the industry, ADC determined that it would be unable to operate an analog dispatch system effectively and profitably at the requisite scale. As a result, in 1998, management decided to take advantage of an opportunity to sell its tower sites and licenses to a large 220 Mhz aggregator and free up its investment in the 220 Mhz spectrum.

        Between December 1995 and November 1996, ADC acquired Midland Land Mobile Radio distribution rights from Simmonds Capital Limited ("SCL"). The rights included exclusive Midland 800 Mhz rights in the United States, exclusive international (defined as Mexico, South America, Pacific Rim, Australia, New Zealand, Thailand and Southeast Asia) rights for all Midland radios and the rights to certain western Canadian provinces. During 1997 the Company was able to divest, by way of sale or sub-license, all of it's Midland distribution rights except for a group of Midland radio rights known as "LTR" in the United States.

        In January 1998, the Company acquired certain development-stage assets of SCL, including the TrackPower trademark and other information and communications technology and contractual and intellectual property rights. An consideration therefor, the Company issued to SCL $1.0 million of preferred stock of the Company (convertible at any time into common stock of the Company at $1.00 per share) and warrants to purchase 500,000 shares of common stock of the Company exercisable any time before January 31, 2001. The Company also agreed, subject to certain terms, to pay SCL an earnout of up to $1.5 million. ADC also assumed certain accounts payable and certain lease obligations of SCL and agreed to pay SCL a monthly fee for the services of those employees who became officers of ADC. The TrackPower service, when fully implemented, will distribute live horse racing video to subscribers' homes via satellite and such subscribers will be able to place wagers interactively through their television. The Company will not accept or place any wagering transactions, but intends to deliver the wager to a state licensed account wagering entity.

        In February 1998, the Company entered into a series of agreements with the Ontario Jockey Club ("OJC"), a horse racing institution, to design and develop the TrackPower service acquired from SCL. SCL had been partners with OJC in the development of a Multi-channel Multi-point Distribution System ("MMDS") wireless video version of the TrackPower business. The OJC project served as a pilot whereby 100 OJC telephone account wagering holders were given the opportunity to test the TrackPower concept. The pilot project, which ended in July 1998, serves as the basis for the Company's current business plan. During the pilot project the Company decided to change the method of video delivery from MMDS to a satellite based system with a footprint throughout North America.

        The Company has developed a business plan which it believes will enable the Company to reach break even cash flow at achievable subscriber levels. The Company intends to execute the following business plan in four stages:

        Stage I Develop an alliance with a satellite distribution entity and launch video distribution with the best available content

        Stage II Enter into a wagering hub agreement to earn revenues from wagering from the subscriber base

        Stage III     Add    comprehensive    handicapping    information    and
                      interactivity to the system

        Stage IV Add interactive wagering over the system for both the television and PC interfaces

        Recent Developments

        On February 10, 1999, the Company entered into an agreement with Loral Skynet (a subsidiary of Loral SpaceCom Corporation), pursuant to which Loral
Skynet will supply technical services and channel capacity on the "Skynet Direct" Service. This service is a joint venture between EchoStar Satellite Communications Inc. and Loral Skynet, whereby Loral provides transponder space on its Telstar 5 satellite and EchoStar performs the uplink, subscriber billing, and supply of subscriber's equipment. The programming carried by "Skynet Direct" is added to a package of programming put together by EchoStar called "Sky Vista" which includes 24 "Best of Satellite" channels, including HBO.

        On April 1, 1999, the Company launched the TrackPower service on the "Sky Vista" service. The Company believes that the Skynet relationship enabled the Company to launch the TrackPower service in a shorter period of time and with lower technical risk than would have been the case if the Company had built its own infrastructure, including a satellite uplink facility and a subscriber billing system.

        On April 29, 1999, the Company entered into a binding letter of intent with Penn National Gaming Inc. ("Penn National") pursuant to which Penn National will serve as the Company's exclusive wagering hub operator. Penn National is a licensed pari-mutuel racetrack operator which operates account wagering in compliance with Pennsylvania laws and also imports and exports simulcast signals with numerous harness and thoroughbred racetracks in North America. Pursuant to the letter of intent, Penn National will (i) process all wagers arising from TrackPower subscribers; (ii) provide the TrackPower service with all of Penn
National's owned horse racing simulcasts; (iii) assist the Company in the execution of additional simulcast agreements; (iv) assist in the design of the Company's marketing plan; and (v) attempt to transfer existing Penn National account wagering customers to the TrackPower service. In addition, under the terms of the letter of intent, Penn National will pay the Company a wagering fee, of up to 4.75%, on all wagers processed from TrackPower subscribers. Management believes that a definitive Penn National agreement will be executed by the end of June 1999.

        On June 4, 1999, the Company entered into an agreement with Transponder Encryption Services Corporation ("TESC", a subsidiary of EchoStar Satellite Communications Inc.) to have the TrackPower service broadcast under the broader coverage of EchoStar's Dish Network rather than the "Sky Vista" service. EchoStar's Dish Network currently has over two million subscribers, while Sky Vista has approximately 10,000. The TESC agreement is for a term of four years and will allow the Company to broadcast four full time horse racing video channels plus one data channel.

        [Industry Background

        According to a report prepared for the American Horse Council Foundation by Barents Group LLC in December 1996, the horse industry in the United States is very large, with over 7 million people participating. It is believed that the horse industry contributes over $25 billion each year to the Gross Domestic Product.

        A significant trend during the last two decades has been the increase in off-track wagering. The basis for this trend has been the desire for convenience. Wagering can occur without actually having to visit a racetrack. Virtually all tracks now import and export simulcast video of live horse racing from around the United States. Racetracks have found importing video of premier tracks to their site or their off-track wagering facility invaluable in attracting wagering. It is this on-track to off-track trend that the Company plans to capitalize on by providing the very same full card video signal available in an off-track facility directly to the subscriber's home or place of work.

        The majority of horse racing wagering is through either pari-mutuel wagering or fixed-odds wagering. Pari-mutuel wagering is dominant in North America whereas fixed-odds wagering is much more significant in other parts of the world such as the United Kingdom.

        In Pari-mutuel wagering the entity accepting the wager (or house) retains a percentage fee from the total amount wagered in the pool. The amount not retained is paid out to winners. The amount retained is distributed by the house to tax authorities, horsemen (through purses) and normally a fee to the simulcast originator. The remainder is profit to the house. Under pari-mutuel wagering the house is not at risk.

        Under fixed odds wagering, the house is at risk to a possible loss. The house sets odds and the amount taken in, in excess of the amount paid out is the house fee.

        It has been estimated that worldwide horse racing wagering exceeded $100 billion in 1997 and wagering in the United States exceeded $15.0 billion. In addition, it is believed that over three-quarters of the wagering in the United States was off track.

        Off track wagering includes telephone account wagering, off-track wagering establishments and wagering on simulcasted races at other tracks. Telephone account wagering involves establishing a wagering account with a licensed account wagering entity, depositing funds into the account and then placing wagers usually using a telephone. Penn National is a licensed account wagering entity.

        Business Plan

        The  Company   intends  to  execute  its   business   plan  through  the
implementation of the following:

        Stage I

        On April 1, 1999, the Company launched TrackPower on the Sky Vista service. The TrackPower service is digitally transmitted to the subscriber by way of a medium powered satellite. A subscriber receives the TrackPower signal using a small thirty-six inch dish, a set top box with a smart card and a remote control. Stage I of the service is video only. The Company charged a monthly fee of $19.95 for the TrackPower service and offered a special launch package of $479.50, representing the purchase price of the set top box and dish and one year of service. The service has two channels, which the Company intends to expand to four channels on migration of the TrackPower service to the EchoStar Dish Network, which is scheduled to occur on July 1, 1999. On July 1, 1999, the basic dish and set top box required for receiving the Track Power service under the Echostar Dish Network service will be available from over 17,000 statellite distributors across the United States for approximately $99.00. A subscriber will have the option of upgrading to Web TV, hardware which uses the DISHPlayer set top box, at a cost of approximately $199.00.] Web TV is a Microsoft network service which allows Internet pages to be viewed on the television screen. The DISHPlayer set top box has other superior features including replay and freeze frame, which the Company believes will appeal to TrackPower subscribers.

        The TrackPower service was launched with simulcasting from Fair Grounds Race Course, The

---------------

Meadowlands and Santa Anita Park. In May 1999, the Company began simulcasting from Penn National RaceCourse, Pocono Downs, and Charles Town Races. In addition, Penn National has agreed to assist the Company in signing other premier race tracks to simulcast agreements.

        Stage II

        Under the arrangements with Penn National, Penn National has agreed to serve as the Company's exclusive wagering hub operator. Penn National will process all wagers arising from TrackPower subscribers and will pay the Company a fee on all such wagers. Penn National will also jointly market its account wagering service with the TrackPower service. The TrackPower service will be directly marketed to Penn National account holders. The subscribers will also be entered into the Penn National player rewards system offering benefits for wagering through Penn National's wagering hub.

        Stage III and IV

        During stages III and IV the Company intends to add data to the video broadcast so that subscribers can view displays of real-time odds, pool information and past race result on their TV screens. The Company also plans for the system to enable the subscriber to use its remote control to set up wagers on the TV screen, and transmit these wagers via a telephone connection to the TrackPower system. The TrackPower system will act as a gateway to the Penn National wagering hub. The Company will not accept or place any wagers. All wagering activity will be delivered by the TrackPower system to Penn National which will process all wagering transactions. A fee of up to 4.75% will be paid by Penn National to the Company.

        The Company has developed a demonstration version of the user interface for interactively displaying data and setting up wagers on the TV screen, and a software specification has been written. Although the Company believes that the technology for such interactivity is not complex, there can be no assurance that the Company will be able to successfully implement interactivity to the TrackPower system as unforeseen difficulties may arise.

        [The Company is in discussions with EchoStar with respect to the Company's use of EchoStar's "Dishplayer" receiver. The Dishplayer, which has just been released through EchoStar's retail distribution channels, is the first satellite receiver on the market to incorporate Microsoft's WebTV service. It combines the functions of a digital satellite receiver and a Web Browser designed for TV viewing and the Company believes it represents a good platform for TrackPower's interactivity plans. In addition, the Dishplayer has some advanced features that are particularly relevant for TrackPower, including an eight gbyte hard drive which will enable a subscriber to record and freeze-frame replay of races, and a printer port which will enable subscribers to print copies of race programs. As such discussions are only preliminary, there can be no assurance that the Company will enter into a definitive agreement on acceptable terms.]

        According to the pilot project results account wagering increases substantially when coupled with a video feed. In addition, the Company believes that the ease of placing a wager interactively through the television is a major benefit to the horseracing enthusiast and is expected to differentiate the TrackPower service from many of its competitors.]

        Marketing Plan

        In order to penetrate the North American market both efficiently and effectively, the TrackPower system will be marketed via direct mail, industry publications and Internet resources.

        Three significant target audiences exist for TrackPower:

        o Horse industry participants (trainers, jockeys, drivers, owners, breeders, veterinarians, etc.)

        o      Existing  fans  and   customers  of   racetracks   and  off-track
               establishments, specifically those currently using telephone account wagering without the ability to watch the races.

        o Lapsed fans of horseracing that have stopped frequenting the racetrack due to the inconvenience, deteriorating infrastructure and services, or other reasons.

        These groups will be identified through industry associations and publications. The Company believes a focused marketing strategy will be successful in acquiring subscribers.

        Expansion Plans

        Although the Company plans to fully launch the TrackPower business as a horse racing service, the Company also intends to expand its business to other wagering related sports, such as jai alai and dog racing. Both jai alai and dog racing are established pari-mutuel sporting ventures that are popular in certain regions of the United States.

        In addition, the Company intends to eventually simulcast and process wagering on other live sports events, such as football, baseball and basketball. Wagering on these sports is currently only legal in the state of Nevada.

        Management believes that Canada represents a significant TrackPower market for horseracing. However, under current Canadian legislation, the Company believes that landing the TrackPower video signal is not legal. The Company is investigating alternative signal delivery options.

        The Company believes that substantial growth in revenue is available by accessing certain Central American markets such as Puerto Rico and Mexico. Puerto Rico currently has a base of EchoStar subscribers, who already possess the necessary set top box and dish to receive the TrackPower service and only requires a call to EchoStar to become a subscriber.

        Revenue Sources

        The Company's revenues from the TrackPower service in the initial horse racing form will be from a number of different sources.

        Subscription Revenue

        The Company will charge a monthly subscriber fee. [It is very difficult to predict the number of subscribers TrackPower will be able to sign up over the first few years. However, the target subscriber market is approximately 7 million in the United States. If the Company is successful in signing even a small percentage of the target subscriber market, management believes that the TrackPower business may achieve break even cash flow in part due to the modest break-even level established as a result of the competitive advantages of the TrackPower systems design and architecture.] The TrackPower service currently costs $19.95 per month. Under the terms of the TESC agreement 20% of the subscription fee will be retained by EchoStar.

        Wagering Revenue

        Under pari-mutuel wagering, a state licensed wagering entity (Penn National, in the Company's case) retains a flat percentage from each accepted wager. The wagering entity pays all statutory taxes, and returns a portion to horsemen (in the form of purses). After these payments, a fee is normally paid to the simulcast signal originator and the remainder is retained by the wagering entity.

        With the TrackPower system, the wagering hub entity, Penn National, will pay the Company a fee for each wager accepted. The amount of the fee will differ depending on certain circumstances and contractual details. This fee can be up to 4.75%.

        [It is very difficult to predict how much overall wagering revenue will be earned, since it depends on many factors, including the specific rate of individual wagering preferences in the aggregate. Based on patterns learned from the OJC pilot, the Company's business plan is premised on conservative assumptions. The OJC pilot yielded higher rates and amounts, however for business planning purposes lower rates have been assumed.]

        Hardware Sales

        The Company's strategy is to out-source as many functional tasks as possible. In order to avoid working capital requirements, the distribution of set top box and dish has been contracted out to Simmonds Capital Limited, a related party. SCL has extensive experience in distribution through its wholly owned subsidiary A.C. Simmonds & Sons.

        The hardware is also available through the EchoStar network of dealers. Currently there are approximately 20,000 EchoStar dealers. The dealers also provide installation of the system.

        Regulatory and Legal Issues

        The federal statutory regime that applies to pari-mutuel wagering is known as the Federal Wire Act. The Federal Wire Act prohibits the interstate/international transmission of wagers, but does permit the interstate/international transmission of "information assisting in the placing of wagers" when betting on a particular event is legal at the transmission's point of origin and terminus. The Company has taken the position that so long as the account from which an individual places a wager is located at the site where the wager is accepted, the telephone call that initiates the wager merely transmits information assisting in the placement of the wager; the telephone call does not constitute the wager itself. The Company believes that this distinction places its proposed activity within the scope of conduct that is permitted under the Federal Wire Act. The Department of Justice has taken no formal position with regard to the telephone wagering on horse racing. This has been broadly interpreted as approval by most racing organizations. The telephone account wagering systems in operation are conducting business with the approval and sanction of state racing commissions and their legal offices.

        Within the United States, 42 states permit some form of pari-mutuel wagering, eight specifically have legalized the practice and five of those permit inter-state wagering.

        The Kyl Bill, which is expected to be enacted by the Senate in late 1999, is designed to control wagering activity on the Internet. Its main targets however are off-shore casinos taking bets over the Internet, and any Internet service providers that facilitate this form of wagering. The Kyl Bill has specific exemptions for horse race wagering, allowing for telephone account wagering and simulcasting providing these are conducted between states where these activities are legal and regulated.

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

        There can be no assurance that new federal or state statutes or regulations, or new interpretations under existing statutes or regulations, including the Federal Wire Act, will not have a material adverse effect in the business, operations of prospects of the Company.

        Competition

        There are several competitors either coming to market or in operation that are attempting to address the shortcomings of the existing wagering arrangements and secure advantageous market positions in this rapidly growing market. Management believes that due to the size of their infrastructure, as dictated by their models and delivery systems, competitors will be required to attract substantially higher subscriber and revenue levels to achieve break even results with heightened risks in terms of cost, strategy, execution, time-frames and eventual return on investment.

        YouBet.com

        The YouBet model is a personal computer service, which conducts wagering over a "virtual private network". Resembling a countrywide Intranet, YouBet accepts wagers from customers computers. Through a partnership with Ladbrokes in Pennsylvania, all of the wagering will occur through the Ladbrokes wagering hub. YouBet earns a percentage of wagering for facilitating the transactions. YouBet has developed a good customer interface and access to quality racing product. [However, management believes this model has limited quality video as it uses streaming technology over phone lines.] YouBet launched in July of 1998.

        Television Games Network (TVG)

        TVG is developing a cable and satellite television channel, The Television Games Network (TVG), which will utilize a set top box for interactive wagering over the television. The channel is focused on increasing the sports awareness and developing new horse racing fans. TVG has content agreements with many major tracks. TV does not show full card simulcasting, but rather picks and chooses certain races. They are also limited to one channel, and must use a rotating coverage format, much like NFL Today, and cannot maintain constant odds coverage.

        The Racing Network (TRN)

        Management believes that the TRN service will be similar to the stage I service of TrackPower. Management believes that TRN's intention is to launch a four-channel network, which will include dog, thoroughbred and harness racing. This system will use a dedicated set top box and will utilize a studio show to switch between multiple tracks on one channel. The system will use a host to comment on all of the carried tracks. The Company believes TRN has no plans for interactivity, information or wagering services.

        Management believes TRN is building a stand-alone system which will involve the purchase and installation of Digital Video Compression (DVC) and Conditional Access Systems (CAS), as well as a Ku-band uplink transmitter system. In addition to these infrastructure systems TRN will have to purchase set top boxes and antennas and put in place a method of distribution to their subscribers. All of these aspects have been out-sourced by TrackPower, which results in a much smaller infrastructure and, the Company believes, a reduced risk of not reaching break even.

        Off-Shore Betting

        While numerous offshore web sites exist, they are focused on sports betting other than horseracing. They are also generally unable to get a video signal. It is illegal to wager through these systems in the United States.

        Item 2. Description of Property

        The Company has temporarily leased office space at 745 Fifth Avenue, New York, NY 10151. Certain officers of the Company maintain offices at 580 Granite Court, Pickering, Ontario, L1W 3Z4, Canada.

        Item 3. Legal Proceedings

        The Company believes that it is not presently a party to any pending litigation or any proceeding contemplated by a governmental authority, the outcome of which could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

        Item 4. Submission of Matters to a Vote of Security Holders

        During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of the security holders of the Company.

                                     Part II

        Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        The Company's common stock trades in the over-the-counter market (symbol
ADCM) on the OTC Electronic Bulletin Board operated by the National Association of Securities Dealers, Inc. The table below sets forth the high and low bid quotations for the common stock for the fiscal years ended February 28, 1999 and 1998.

                               Fiscal Year Ended           Fiscal Year Ended
                                    2/28/99                    2/28/98
                                    -------                    -------
                               High          Low           High         Low
                               ----          ---           ----         ---

First Quarter                  .375          .20          .156          .062
Second Quarter                 .28          .115          .297          .047
Third Quarter                  .175          .08          .391          .141
Fourth Quarter                 .36           .08          .406          .125



       These  quotations  reflect  only  inter-dealer  prices,   without  retail
mark-up, mark-down or commissions and may not represent actual transactions.

       Shareholders

       On May 21, 1999, the Company had approximately 200 shareholders of record. The Company believes it has approximately 400 shareholders including holders whose securities are held in street name or nominee accounts.

       Dividends

       The Company has never paid a cash dividend on its common stock and does not expect to pay one in the foreseeable future. Payment of dividends in the future will depend on the Company's earnings and its cash requirements at that time.

       Item 6. Management's Discussion and Analysis or Plan of Operation

       Overview

       The business of the Company has been in transition from the sale and distribution of Midland two radios and the operation of 220 mHz analog dispatch licenses in fiscal year 1998 to the new TrackPower business initiative. The new business initiative is the development of a satellite based in-home electronics wagering system for horse racing content. The Company plans in the later stages of development to add other sporting events. Revenues during fiscal year 1999 were nominal as a result of the launch of TrackPower during fiscal year 2000.

        During fiscal 1999, management primarily focused on financing the launch of TrackPower and negotiating key business relationships for the future. Although the Company's new business initiative began in the first half of fiscal year 2000, management anticipates continued operating losses until a break even level of subscribers is reached. However, there can be no assurance that the Company will reach such break-even levels.

       Results of Operations

       Year ending February 28, 1999

       The Company had a comprehensive loss of $1,911,971 during the current year. The loss consists of an unrealized holding loss on marketable securities of $128,776 and a net loss from operations of $1,783,195. Dividends of $67,500 were paid to a related party on convertible preferred stock.

       The Company recorded an unrealized holding loss on marketable securities of $128,776 arising from holding Intek Global Corporation and Ventel Inc. common stock during the year. The price per share of Intek Global fell from $2.67 on February 28, 1998 to $2.313 on February 28, 1999 and the price per share of Ventel Inc. fell from $0.69 on February 28, 1998 to $.066 on February 28, 1999.

       The net loss from operations, during the current year, included a loss of $128,238 from the disposition of 161,581 Intek Global Corporation shares and 997,446 Ventel Inc. shares.

       The Company earned $11,375 in royalty revenue under a sub-license of Midland distribution rights to certain territories in western Canada. As a result of low royalty revenue during the 1999 fiscal year and the expectation that royalties will remain at these lower levels, the Company wrote down the distribution rights by $47,382.

       General and administrative expenses were down 13% from $652,927 in 1998 to $526,315 in 1999. TrackPower expenses, which consisted primarily of consulting costs attributable to the development of the new business, amounted to $401,429.

       The Company recorded amortization of $19,921 on the TrackPower trademark and intellectual property rights during the current year.

       The Company financed the pre-operating losses by borrowing amounts using the Company's marketable securities as security. Two financing of notes payable were completed during the current year totaling $850,000. The Company incurred interest and other financing related costs totaling $319,542 under the notes.

       The basic and diluted loss per share was $.07 during the current year.

       Year ending February 28, 1998

       Revenue from operations during the year was $2,758,689. Included in revenue for the year ended February 28, 1998, was the sale of 22 of the Company's 220 Mhz licenses at $2,638,219, representing a gain of $479,326.

       Also included in the results was the sale of the international Midland distribution rights for the territories of Mexico, South America, Pacific Rim, Australia, New Zealand, Thailand and Southeast Asia, at a loss of $324,375.

       Total costs and expenses, excluding the cost of sale of the 220 Mhz systems, were $1,840,179 in 1998.

General and  administrative  expenses were $652,927.

       The basic and diluted loss per common share in 1998 was $0.05.

       The Company is expected to experience material pre-operating losses attributable to the implementation of the TrackPower business.

       Financial Condition

       During the year ended February 28, 1999, total assets decreased from $1,842,798 to $1,238,666. The decrease is directly proportional to the drop in marketable securities during the year. As a result of unrealized holding losses and sales of securities, marketable securities decreased from $1,209,844 to $616,880. The Company sold 161,581 Intek shares, 997,446 Ventel shares during the year.

       The Company's working capital ratio declined from 2.98 at the beginning of the year to 0.38 at the end of the year. However, approximately $652,000 of the current liabilities as at February 28, 1999 are owed to related parties. In addition, subsequent to the end of the year, all $595,000 in notes payable were either converted to common equity of the Company or were repaid from the proceeds of a new private placement.

       Shareholders equity decreased from $1,269,524 to a deficit of $478,495. The decrease is attributable to paid up capital increasing by $183,291 as a result of issuing common stock from treasury but more than offset by the accumulated deficit increasing by $1,768,143 and the accumulated holding gain decreasing by $128,776.

       Liquidity and Capital Resources

       The development of the TrackPower business was financed during the current year by issuing notes payable totaling $850,000 in two transactions of $500,000 and $350,000. Security for the notes payable were the Company's marketable securities. Prior to the end of the year, $255,000 of the notes were repaid from proceeds of the sale of securities.

       In addition, Simmonds Capital Limited, a related party, funded a portion of operations of the Company during fiscal year ended February 28, 1999. On June 10, 1999, SCL committed to provide additional funding for the Company for one year, in the event that the Company was unable to fully support the development of the TrackPower initiative.

       Also subsequent to the end of the year, the Company completed a private placement of convertible notes totaling $1,250,000 with the proceeds being first used to repay the existing notes payable. The notes are convertible into common stock of the Company at $1.25 at any time and also have warrants to purchase common stock of the Company at $2.50 exercisable at any time over the next five years.

       While the Company has commitments to fund the development of the TrackPower initiative for the next twelve months, management believes that there can be no assurance that the Company will generate sufficient revenues to fund operations.

       Year 2000

       The Company is developing the new Trackpower technology to be Year 2000 compliant. The Company will, prior to consummating any new business agreements, require Year 2000 compliance certification from the contracting party.

        The incremental cost of Year 2000 compliance is not known at this time, however, the Company is of the belief that due to the outsourcing philosophy of the majority of the operating tasks, the cost will not be significant. If the systems of the Company's business partners are not Year 2000 complaint at December 31, 1999, the Company may be subject to material effects to its financial condition and results from operations.

       Inflation

       The effect of inflation on the Company has not been significant during the last two fiscal years.

       Item 7. Financial Statements and Supplementary Data

       The financial statements of the Company as of February 28, 1999 and 1998, and for each of the years in the two-year period ended February 28, 1999 and 1998, are included as part of this report beginning on page F-1 hereof. An index to the financial statements appears at page x.

       Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       (a) Effective March 12, 1998, the Company engaged the firm of Stark, Tinter & Associates, LLC ("STA") as its independent auditors, and dismissed its former accountants, Causey Demgen & Moore ("CDM").

       None of the reports of CDM on the financial statements of the Company for either of the two fiscal years ending February 28, 1996 and 1997, contained an adverse opinion of a disclaimer or opinion, or was modified as to uncertainty, audit scope or accounting principles. During the Company's two fiscal years ending February 28, 1997 and 1996, and the subsequent interim period preceding the termination of CDM, there were no disagreements with CDM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of CDM would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. None of the reportable events listed in Item 304(B) of the Company's two fiscal years ending February 28, 1996 and 1997, and the subsequent interim period preceding the termination of CDM.

       The Company's decision to engage the firm of STA was ratified by the Board of Directors.

       The Board of Directors and the Audit Committee subsequently determined that, in light of recent management changes it would be in the best interests of the Company to maintain continuity by re-engaging CDM.

       (b) The Company terminated the services of STA as independent auditors for the Company on May 7, 1998.

       None of the reports of STA on the financial statements of the Company for either of the two fiscal years ending February 28, 1996 and 1997, contained an adverse opinion or a disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles. During the Company's two fiscal years ending February 28, 1996 and 1997, and the subsequent interim period preceding the termination of STA, there were no disagreement(s) with STA on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedures, which disagreement(s), if not resolved to the satisfaction of STA would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. None of the reportable events listed in Item 304(B) of Regulation S-B occurred with respect to the Company during the Company's two fiscal years ending February 28, 1996 and 1997, and the subsequent interim period preceding the termination of STA. STA was only engaged by the Company for a period of approximately two months and accordingly did not perform an audit of the financial statements of the Company or issue a report with respect thereto.

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

       CDM was retained by the Company as independent accountants to audit the financial statements of fiscal year ended February 28, 1999.


                                    Part III

       Item 9. Directors and Executive Officers of the Registrant

       Information required by this Item will be set forth in either (I) the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders, or (ii) an amendment to this Report on Form 10-KSB/A, which in either case will be filed with the Securities and Exchange Commission not later than 120 days after February 28, 1999, and which information is incorporated herein by reference.

       Item 10. Executive Compensation

       Information required by this Item will be set forth in either (I) the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders, or (ii) an amendment to this Report on Form 10-KSB/A, which in either case will be filed with the Securities and Exchange Commission not later than 120 days after February 28, 1999, and which information is incorporated herein by reference.

       Item 11. Security Ownership of Certain Beneficial Owners and Management

       Information required by this Item will be set forth in either (I) the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders, or (ii) an amendment to this Report on Form 10-KSB/A, which in either case will be filed with the Securities and Exchange Commission not later than 120 days after February 28, 1999, and which information is incorporated herein by reference.

       Item 12. Certain Relationship and Related Transactions

       Information required by this Item will be set forth in either (I) the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders, or (ii) an amendment to this Report on Form 10-KSB/A, which in either case will be filed with the Securities and Exchange Commission not later than 120 days after February 28, 1999, and which information is incorporated herein by reference.

                  (Remainder of page left intentionally blank)

                                     Part IV

       Item 13. Exhibits and Reports on Form 8-K

        (a)   Exhibits.

Exhibit
Page No.                      Document
--------                      --------

1           Underwriting Agreement
1.1         Placement  Agent   Agreement,   between   Registrant  and  Pellinore
            Securities   Corporation   ("Pellinore"),   dated   April  17,  1998
            (incorporated by reference to Exhibit 1 of the Registrant's Form 8-K dated May 7, 1998)
2           Plan of  Acquisition,  Reorganization,  Arrangement,  Liquidation or
            Succession
2.01        Articles of Merger as filed with the New York Department of State on
            February  11,  1994  (incorporated  by  reference  to Exhibit 2.1 to report on Form 8-K dated February 14, 1994)
2.02        Articles of Merger as filed with the Wyoming  Secretary  of State on
            February  14,  1994  (incorporated  by  reference  to Exhibit 2.2 to report on Form 8-K dated February 14, 1994)
2.03        Agreement  and Plan of Merger dated July 1, 1993 between the Company and Mont Rouge Resources, Inc. (incorporated as Exhibit A to Exhibit
            2.2)
3           Articles of Incorporation and Bylaws
3.01        Articles of  Incorporation  of Mont Rouge  Resources,  Inc. as filed
            with  the  New  York   Department   of  State  on  March  19,  1987.
            (incorporated by reference to Exhibit 3.1 to registration  statement on Form S-1, File No. 33-6343)
3.02        Articles of Incorporation of the Company,  as filed with the Wyoming
            Secretary  of State on June 30, 1993  (incorporated  by reference to
            Exhibit 3.1 to report on Form 8-K dated July 14, 1993)
3.03        Bylaws of the Company  (incorporated  by reference to Exhibit 3.2 to report on Form 8-K dated July 14, 1993)
4           Instruments Establishing Rights of Security Holders
4.01        Specimen Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to report on Form 8-K dated July 14, 1993
4.02        Form of Warrant issued by Registrant to various investors,  dated as of April 17,  1998  (incorporated  by  reference  to Exhibit  4.1 to report on Form 8-K, dated May 7, 1998)
10          Material Contracts
10.01       1993 Incentive  Stock Option Plan of the Company dated July 15, 1993
            (incorporated by reference to Exhibit 10.1 to report on Form 8-K dated July 14, 1993)
10.02       1993  Non-Statutory  Stock Option Plan of the Company dated July 15,
            1993  (incorporated  by  reference to Exhibit 10.2 to report in Form
            8-K dated July 14, 1993)
10.03       1993 Employee Stock  Compensation Plan of the Company dated July 15,
            1993  (incorporated  by  reference to Exhibit 10.3 to report on Form
            8-K dated July 14, 1993)
10.04       1993 Employee Stock  Compensation Plan of the Company dated November
            5, 1993 ( incorporated by reference to Exhibit 10.4 to report on Form 8-K dated February 14, 1994)

10.05 Asset purchase agreement dated November 8, 1996 for the sale of certain licensing rights, distribution rights, and right to acquire up to $1,000,000 in certain inventory by and between Simmonds Capital Limited, SCL Distributors (Western) Ltd.,
10.06 Agreement, dated January 15, 1998, between Simmonds Capital Limited and the Registrant (incorporated by reference to Exhibits 2 through
            2.6 of the Registrant's Form 8-K, dated May 7, 1998)
10.07 Amended and Restated Global Secured Demand Promissory Note, dated July 28, 1998, in the principal amount of $850,000, issued by the Registrant in favour of Pellinore, for itself and as agent for certain investors (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K dated September 10, 1998)
10.08 Amended and Restated Pledge Agreement, dated July 28, 1998, between the Registrant and Pellinore, for itself and as agent for certain investors (incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K dated September 10, 1998)

Exhibit
Page No.                        Document
--------                        --------

10.09       Placement  Agent   Agreement,   dated  July  28,  1998  between  the
            Registrant  and  Pellinore,  for  itself  and as agent  for  certain
            investors   (incorporated   by   reference   to  Exhibit  1  of  the
            Registrant's Form 8-K dated September 10, 1998)
16          Letter on Change in Certifying Accountants
16.01       Letter of Causey, Demgen & Moore, dated March 24, 1998 (incorporated by reference to Exhibit xxx to the Registrant's  report on Form 8-K, dated April 13, 1998)
16.02       Letter  of Stark  Tinter  &  Associates,  LLC,  dated  May 13,  1998
            (incorporated by reference to Exhibit 16 to the Registrant's  report on Form 8-K, dated May 22, 1998)
*27         Financial Data Schedule

-------------------

*     Filed herewith.

     (b) Reports on Form 8-K

               1.  Report on Form 8-K,  dated March 12, 1998
               Report on Form 8-K, dated May 7, 1998
               Report on Form 8-K dated September 10, 1998




   (Remainder of page left intentionally blank)

                    Index to Financial Statements

Independent Auditors' Reports                                         F-1

Financial Statements:

      Balance Sheet                                                   F-2

      Statement of Operations and Comprehensive Income                F-4

      Statement of Changes in Stockholders'  Equity (Deficit)         F-5

      Statement of Cash Flows                                         F-7

Notes to Financial Statements                                         F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



   To the Stockholders and Board of Directors
   American Digital Communications, Inc.
   New York, New York


   We have audited the accompanying balance sheet of American Digital Communications, Inc. (a development stage company) as of February 28, 1999 and 1998, and the related statements of operations and comprehensive income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Digital Communications, Inc. at February 28, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage company and has suffered recurring losses and at February 28, 1999, the Company has a working capital deficit of $1,086,149 and a stockholders' deficit of $493,547. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


   Denver, Colorado
   May 27, 1999, except for
   Note 11 as to which the
   date is June 10, 1999                              CAUSEY DEMGEN & MOORE INC.

                      AMERICAN DIGITAL COMMUNICATIONS, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                           February 28, 1999 and 1998

                                     ASSETS

                                                            1999       1998
                                                            ----       ----
Current assets:
   Cash                                                  $  18,089 $   19,558
   Notes receivable                                         10,764      8,548
   Marketable securities (Notes 2 and 4)                   616,880  1,209,844
   Other current assets                                        331          -
                                                         --------- ----------

    Total current assets                                   646,064  1,237,950

Property and equipment, at cost:
   Office equipment                                        141,055    125,052
   Furniture and fixtures                                   26,082     26,082
                                                         --------- ----------

                                                           167,137    151,134
   Less accumulated depreciation                           146,519    146,370
                                                         --------- ----------

    Net property and equipment                              20,618      4,764

Other assets:
   Distribution rights, net of accumulated amortization
     of $118,465 (1999) and $46,286 (1998) (Note 9)        129,493    201,672
   Deposits on satelite uplink services                     64,000          -
   TrackPower trademarks and other intellectual property
    rights, net of accumulated amortization of $19,921
    (1999) (Notes 3 and 6)                                 378,491    398,412
                                                        ---------- ----------

    Total other assets                                     571,984    600,084
                                                        ---------- ----------

                                                        $1,238,666 $1,842,798
                                                        ========== ==========

                             See accompanying notes.

                      AMERICAN DIGITAL COMMUNICATIONS, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                           February 28, 1999 and 1998

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                          1999        1998
                                                          ----        ----
Current liabilities:
   Accounts payable                                     $  339,106 $  243,716
   Accounts payable - related parties (Note 6)             407,319     36,289
   Accrued expenses                                         71,063     59,193
   Accrued interest                                         75,242          -
   Accrued interest - related parties                       56,652     40,294
   Notes payable - related parties (Note 4)                 30,370     30,370
   Current portion of long-term note payable - related
    party (Note 4)                                         157,461          -
   Notes payable - individuals (Notes 4 and 11)            595,000          -
   Current portion of capital lease obligations                 -       5,075
                                                         --------- ----------


    Total current liabilities                            1,732,213    414,937

Long-term debt:
   Capital lease obligations                                     -        876
   Long-term note payable - related parties (Note 4)             -    157,461
                                                         --------- ----------


    Total long-term debt                                         -    158,337

Commitments and contingencies (Notes 1, 3, 5, and 9)

Stockholders' equity (deficit)(Notes 3, 8 and 11):
   Convertible preferred stock, no par value, unlimited
    shares authorized, 1,000,000 shares to be issued
    (liquidation value $1,000,000)                       1,000,000  1,000,000
   Common stock, $.0001 par value; unlimited shares
    authorized, issued and outstanding, 25,162,886
    shares (1999), 24,113,624 shares (1998)                  2,516      2,412
   Additional paid-in capital                            7,169,700  6,986,409
   Common stock subscribed, 50,000 shares (1999),
    214,262 shares (1998)                                    7,500     41,995
   Accumulated deficit (including $1,783,195 accumulated
    during the development stage)                       (8,688,619)(6,905,424)
   Accumulated other comprehensive income                   15,356    144,132
                                                        ---------- ----------

    Total stockholders' equity (deficit)                  (493,547) 1,269,524
                                                        ---------- ----------
      Total liabilities and stockholders' equity
       (deficit                                         $1,238,666 $1,842,798
                                                        ========== ==========

                             See accompanying notes.

                      AMERICAN DIGITAL COMMUNICATIONS, INC.
                          (A Development Stage Company)

                STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

                 For the Years Ended February 28, 1999 and 1998

                                                            1999       1998
                                                            ----       ----
Revenues:
   Two-way radio sales (Note 10)                       $       -   $   76,480
   220 MHz radio tower equipment sales (Note 2)                -    2,638,219
   Royalties received from distribution rights (Note 9)   11,375       43,990
   Other revenue                                             851            -
                                                       ---------- -----------

    Total revenues                                        12,226    2,758,689

Costs and expenses:
   Cost of two-way radio sales                                 -      102,621
   Write-down of two-way radio inventory                       -       12,414
   Cost of 220 MHz radio tower equipment sales                 -    2,158,893
   Loss on sale of distribution rights                         -      324,375
   Impairment losses on distribution rights (Note 9)      47,382      476,865
   TrackPower expenses (Note 3)                          401,429       62,509
   TrackPower expenses - related party (Note 6)          300,000       25,000
   Realized losses on marketable securities              128,238      130,197
   General and administrative                            541,367      606,473
   Depreciation and amortization                          44,866       53,271
   Interest expense                                      288,943        5,901
   Interest expense - related parties                     43,196       40,553
                                                     -----------  -----------

    Total costs and expenses                           1,795,421    3,999,072
                                                     -----------  -----------

      Net loss                                        (1,783,195)  (1,240,383)

   Preferred dividends (Note 3)                          (67,500)           -
                                                     -----------  -----------

      Net loss applicable to common shareholders     $(1,850,695) $(1,240,383)
                                                     ===========  ===========

  Basic and diluted net loss per share of common
   stock                                             $     (0.07) $     (0.05)
                                                     ===========  ===========

 Weighted average number of common shares outstanding 24,486,000   24,199,000
                                                      ==========   ==========
                              COMPREHENSIVE INCOME

        Net loss                                     $(1,783,195) $(1,240,383)
        Other comprehensive income:
          Unrealized holding gains (losses) Note 2)     (128,776)     144,132
                                                     -----------  -----------
            Comprehensive income (loss)              $(1,911,971) $(1,096,251)
                                                     ===========  ===========

                             See accompanying notes.

                      AMERICAN DIGITAL COMMUNICATIONS, INC.
                          (A Development Stage Company)

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                 For the Years Ended February 28, 1999 and 1998

                                       Preferred stock      Common stock
                                       Shares    Amount     Shares   Amount
                                       ------    ------     ------   ------

Balance, February 28, 1997                  -  $      -   23,627,431 $ 2,363

  Issuance of common stock for
    subscriptions (Note 8)                  -         -      436,193      44

  Issuance of common stock to
   employees for services (Note 8)          -         -      780,000      78

  Exercise of stock options for cash        -         -      120,000      12

  Return of the Company's common
   stock on sale of radio tower
   equipment (Note 2)                       -         -   (1,150,000)   (115)

  Issuance of common stock to
   consultants for services (Note 8)        -         -      300,000      30

  Stock subscriptions received for
   cash (214,262 shares) (Note 8)           -         -            -       -

  Convertible preferred stock to
   be issued for trademarks
   (Note 3)                         1,000,000 1,000,000            -       -

  Net income (loss) for the year
   ended February 28, 1998                  -         -            -       -
                                    --------- ---------   ----------  ------

Balance, February 28, 1998          1,000,000 1,000,000   24,113,624   2,412

  Issuance of common stock for
   subscriptions                            -         -      164,262      16

  Issuance of common stock in
   conjunction with debt issuance
   ($.19 per share)(Note 4)                 -         -      500,000      50

  Issuance of common stock in
   conjunction with debt issuance
   ($.14 per share)(Note 4)                 -         -      385,000      38

  Net loss for the year ended
    February 28, 1999                       -         -            -       -
                                    --------- ---------   ----------  ------

Balance, February 28, 1999          1,000,000 $1,000,00   25,162,886 $2,516
                                    ========= =========   ========== ======

                          (Continued on following page)
                             See accompanying notes.

                      AMERICAN DIGITAL COMMUNICATIONS, INC.
                          (A Development Stage Company)

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                 For the years Ended February 28, 1999 and 1999

                         (Continued from preceding page)

                                Additional Common                    Other
                                 paid-in    stock    Accumulated  comprehensive
                                 capital  subscribed deficit        income
                                --------- ---------- -----------  -------------

Balance, February 28, 1997     $ 7,747,767  93,300   $(5,665,041)     $     -

  Issuance of common stock for
   subscriptions (Note 8)           93,256 (93,300)            -            -

  Issuance of common stock to
   emloyees for services (Note 8)   77,922       -             -            -

  Exercise of stock options for
   cash                             11,988       -             -            -

  Return of the Company's common
   stock on sale of radio tower
   equipment (Note 8)              (87,932)      -             -            -

  Issuance of common stock to
   consultants for services
   (Note 8)                         44,970       -             -            -

  Stock subscriptions received for
   cash (214,262 shares) (Note 8)        -  41,995             -            -

  Convertible preferred stock to be
   issued for trademarks (Note 3) (901,562)      -             -            -

  Net income (loss) for the year
   ended February 28, 1998               -       -    (1,240,383)     144,132
                                ---------- -------   -----------     --------

Balance, February 28, 1998       6,986,409  41,995    (6,905,424)     144,132

  Issuance of common stock for
   subscription                     34,479 (34,495)            -            -

  Issuance of common stock in
   conjunction with debt issuance
   ($.19 per share) (Note 4)        94,950       -             -            -

  Issuance of common stock in
   conjunction with debt issuance
   ($.14 per share)(Note 4)         53,862       -             -            -

  Net loss for the year ended
    February 28, 1999                    -       -    (1,783,195)    (128,776)
                                ----------  ------   -----------     --------

Balance, February 28, 1999      $7,169,700  $7,500   $(8,688,619)     $15,356
                                ==========  ======   ===========      =======

                             See accompanying notes.

                      AMERICAN DIGITAL COMMUNICATIONS, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                 For the Years Ended February 28, 1999 and 1998

                                                      1999         1998
                                                      ----         ----
Operating activities:
   Net loss                                       $(1,783,195) $(1,240,383)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation and amortization                     44,866       53,271
     Impairment losses on distribution rights          47,382      476,865
     Costs of licenses and distribution rights              -      324,375
     Gain on sale of radio tower equipment                  -     (396,584)
     Realized losses on marketable securities         128,238      130,197
     Issuance of stock for interest expense           148,900            -
     Issuance of common stock for debt issuance
      costs                                                 -      123,000
     Changes in:
      Accounts receivable                                   -       21,110
      Inventories                                           -       91,577
      Other current assets                               (331)       3,888
      Accounts payable                                466,420     (179,010)
      Accrued expenses                                 11,870       54,260
      Accrued interest                                 91,600       29,918
                                                   ----------    ---------
     Net cash used in operating activities           (844,250)    (507,516)

Investing activities:
   Purchase of office and equipment                   (16,002)           -
   Increase in deposits                               (64,000)           -
   Note receivable                                     (2,216)           -
   Proceeds from sale of marketable securities        335,950      292,500
   Proceeds from sale of fixed assets                       -      234,719
                                                    ---------     --------

     Net cash provided by investing activities        253,732      527,219

Financing activities:
   Proceeds from sale of common stock, net                  -       12,000
   Proceeds from stock subscriptions                        -       41,995
   Payment of capital lease obligations                (5,951)      (5,841)
   Payments of notes payable                         (255,000)     (50,000)
   Borrowings under notes payable                     850,000            -
   Borrowings from related parties                          -      (30,000)
                                                   ----------     --------
    Net cash provided by (used in) financing
     activities                                       589,049      (31,846)
                                                   ----------     --------

Decrease in cash                                       (1,469)     (12,143)

Cash, beginning of period                              19,558       31,701
                                                   ----------     --------

Cash, end of period                                $   18,089     $ 19,558
                                                   ==========     ========

                          (Continued on following page)
                             See accompanying notes.

                      AMERICAN DIGITAL COMMUNICATIONS, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                 For the Years Ended February 28, 1999 and 1998

                         (Continued from preceding page)

Supplemental disclosure of non-cash investing and financing activities:

  During the year ended February 28, 1998, $377,838 of inventory was returned for credit against the note payable.

  During the year ended February 28, 1999, the Company issued common stock for debt issuance costs of $148,900. During the year ended February 28, 1998, the Company issued common stock for services valued at $123,000.

  During the year ended February 28, 1998, the Company sold radio tower equipment for:

    Marketable securities                                     $ 1,211,156
    Common stock of the Company                                    88,047
    Settlement of a note payable                                  756,077
    Settlement of accrued interest on a note payable              248,468
    Cash                                                          219,472
                                                              -----------
                                                              $ 2,523,220
                                                              ===========

   During the year ended February 28, 1998, the Company purchased trademarks for:


    Preferred stock to be issued                                $  98,438
    Assumption of accounts payable                                299,974
                                                                ---------
                                                                $ 398,412
                                                                =========
Supplemental disclosure of cash flow information:
                                                       1999        1998
                                                       ----        ----
    Cash paid for interest                           $ 91,639     $ 1,564
                                                     ========     =======


                             See accompanying notes.

                      AMERICAN DIGITAL COMMUNICATIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           February 28, 1999 and 1998


1. Summary of significant accounting policies

   Nature of business:

   The Company was organized June 30, 1993 under the laws of Wyoming. The Company was in the wireless telecommunications business and intended to provide two-way communications in the 220 MHz band. The Company was the U.S. distributor for 800 MHz LTR Midland products but has suspended distribution of these products during the year ended February 28, 1998. The Company also owns the rights to be a distributor in certain territories of Canada for certain Midland brand commercial land mobile radios and radio parts. On January 15, 1998, the Company acquired the TrackPower trade name and other intellectual property rights. The technology is in use in the United States to market a service whereby subscribers are able to watch live horseracing on television via satellite distribution and place wagers through a state licensed telephone account wagering entity. The Company plans to add horseracing statistics and data to the service in later stages. The Company is party to a hub wagering letter of intent under which a portion of the wagering revenue will accrue to the Company. The Company is also planning, in a later stage, to provide interactive wagering through the television to subscribers. The Company will not accept or place any wagering transactions, but will deliver the wager to a state licensed account wagering entity. The TrackPower service was launched on April 1, 1999. Therefore no revenues, from the TrackPower business, accrued to the Company during year ended February 28, 1999. Effective March 1, 1998, the Company is considered to be in the development stage as more fully defined in the Financial Accounting Standards Board Statement No. 7.

   Basis of presentation:

   The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred significant losses and at February 28, 1999, the Company has a working capital deficit of $1,086,149 and a stockholders' deficit of $493,547. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

   The Company plans to begin executing the TrackPower business plan during fiscal year ended February 29, 2000. Many business agreements and strategic relationships have been put in place and others are in various stages of completion. A significant agreement was executed with Transponder Encryption Services Corporation (a subsidiary of Echo Star Communications Inc.) on June 4, 1999. Pursuant to which the TrackPower Service will be broadcast effective July 1, 1999, under EchoStar's main Dish Network service which has approximately 2.5 million subscribers. The Company anticipates that the subscriber take up rate will accelerate as a result of this agreement.

                      AMERICAN DIGITAL COMMUNICATIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           February 28, 1999 and 1998


1. Summary of significant accounting policies (continued)

   Subsequent to year end the outstanding notes payable - individuals were either converted to common stock of the Company or repaid from the proceeds of a private placement of new convertible notes. The marketable securities previously held as security for the notes payable were freed up for sale to generate cash to support operations. Net proceeds, from the new private placement, after repaying the notes payable will also provide additional cash for operations.

   The Company has entered into letters of intent with companies to provide a satellite uplink facility, a subscriber billing system and a wagering hub operator. The Company launched the service on April 1, 1999 and expects to generate revenues from operations sufficient to fund operations. Although the Company is expects these revenue generating strategies to be successful, there is no assurance that sufficient cash flows will be generated to fund current operations.

   The Company is also planning additional financing activities as and when cash will be required. The Company is confident, based on past experience, that it will be able to fund any additional working capital shortfalls as and when required although there can be no assurances that this can be achieved. The financial statements present the Company on a going concern basis and do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

   Marketable securities:

   The Company's marketable securities consist of unrestricted common stock of publicly traded companies. The securities are considered held for sale and therefore are recorded at market value at the balance sheet date.

   Depreciation:

   Office equipment and furniture and fixtures, are stated at cost. Depreciation is computed over the estimated useful life of three years using the straight-line method.

                      AMERICAN DIGITAL COMMUNICATIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           February 28, 1999 and 1998


1. Summary of significant accounting policies (continued)

   Amortization of distribution rights:

   The cost of distribution rights are being amortized over 10 years, the period estimated by management to be benefited. However, due to uncertainty surrounding future revenues from the distribution rights, the Company uses the cost recovery method if that method produces a greater amount of amortization.

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

   Fair value of financial instruments:

   Cash, accounts payable, accrued liabilities and notes payable are carried in the financial statements in amounts which approximate fair value because of the short-term maturity of these instruments. Notes payable are carried in the financial statements in amounts which approximate fair value because interest rates have not changed significantly after the debt was incurred.

   Advertising costs:

   The Company expenses the costs of advertising as incurred.

                      AMERICAN DIGITAL COMMUNICATIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           February 28, 1999 and 1998


1. Summary of significant accounting policies (continued)

   Cash flows:

   For purposes of the statement of cash flows, the Company considers cash and all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

   Concentrations of credit risk:

   Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality financial institutions. At times during the year, the balance at one financial institution exceeded insured limits.

   Net loss per share:

   Basic net loss per common share is based on  the weighted  average  number of
   shares  outstanding  during  each  period  presented.   Options  to  purchase
   stock are included as common stock equivalents when dilutive.

   Reclassifications:

   Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

2. Sale of radio tower equipment and related licenses and marketable securities

   During the year ended February 28, 1998, the Company sold to Intek Global Corporation (formerly Intek Diversified Corporation) (Intek), a company majority owned by Securicor Radiocoms Ltd., most of the radio tower equipment and related licenses held by the Company in exchange for cash of $75,000, payment of the Company's note payable to Ventel, Inc. ($1,004,545 including accrued interest), return of 1,150,000 shares of the Company's common stock (valued at $88,047), 2,666,667 shares of Ventel, Inc's. common stock (a Canadian public company, valued at $293,333), 418,381 shares of Intek's common stock (a U.S. public company, valued at $917,823) and assumption of $144,472 of accounts payable for total consideration of $2,523,220.

                      AMERICAN DIGITAL COMMUNICATIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           February 28, 1999 and 1998


2. Sale  of  radio  tower   equipment   and  related   licenses  and  marketable
   securities (continued)

   The marketable securities are considered available for sale and as such are recorded at market value on the balance sheet at February 28, 1999 and 1998 with the net unrealized gain of $15,356 and $144,132, respectively, reflected as a separate component of stockholders' equity. The gross unrealized gain on these securities amounts to $30,623 and $199,254 and the gross unrealized loss amounts to $15,267 and $55,122 at February 28, 1999 and 1998, respectively.

3. Acquisition of TrackPower trademarks and other intellectual property rights

   On January 15, 1998, the Company acquired the TrackPower trade name and other intellectual property rights from Simmonds Capital Limited, a stockholder of the Company. The Company (1) agreed to issue 1,000,000 shares of convertible preferred stock which is convertible at the option of the holder into 1,000,000 shares of common stock (valued at $98,438) (2) assumed accounts payable of $299,974 for total consideration of $398,412. In connection with the transaction, the Company also agreed (1) to issue warrants to purchase an additional 500,000 common shares of the Company exercisable at $2 per share until January 31, 2001 and (2) to pay a royalty of 10% of the Company's annual earnings before interest, taxes, depreciation and amortization (not to exceed $1,500,000) commencing when the Company's retained earnings position becomes positive. These items are considered contingent consideration. The preferred stock is convertible into common stock of the Company at $1 per share at any time, has a cumulative dividend rate of 6% for the first two years and 7% thereafter, payable semi-annually in shares of the Company, is redeemable by the Company at anytime for $1,000,000 and is not redeemable by the holder. At February 28, 1999, undeclared cumulative dividends owed on the preferred stock amounted to $67,500 which is payable in shares of the Company's common stock (429,963 shares).

   On February 28, 1998, the Company entered into a joint venture agreement with the Ontario Jockey Club. The joint venture has been organized as a corporation on April 1, 1998, with each entity acquiring a 50% interest for nominal cash and an agreement for each entity to loan $1,000,000 (Canadian) on a non-interest bearing basis to the joint venture. On July 15, 1998, the joint venture was terminated and the Company acquired the remaining 50% interest in the joint venture for nominal consideration.

   The TrackPower trademark and intellectual property rights are in use in the United States and the Company plans to add horseracing data and the ability to interactively wager through a television in later stages of the business.

                      AMERICAN DIGITAL COMMUNICATIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           February 28, 1999 and 1998


4. Notes payable

   Short-term notes payable:

   The Company's short-term notes payable consist of the following loans from shareholders at February 28, 1999 and 1998:


9% note payable - shareholder, due on demand,
   unsecured, in default                                               $ 10,370

12% note payable - shareholder, due on demand,
   unsecured, in default                                                 20,000
                                                                       --------
                                                                       $ 30,370
                                                                       ========

   During April and July 1998, the Company raised gross proceeds of $500,000 and $350,000, respectively, in debt offerings. The notes are due on demand, bear interest at 12% per annum and the marketable securities are pledged as collateral. As part of the offering, the Company issued 850,000 shares of its common stock to the note holders and warrants to purchase 850,000 shares of its common stock exercisable at $.30 per share for a five-year period. Offering expenses amounted to $66,425 in cash plus 35,000 shares of the Company's common stock valued at $4,900. During the year ended February 28, 1999, the Company repaid $255,000 of the principal of the notes.

   Of the total debt offering, $95,000 was issued to related parties and the balance owed to related parties at February 28, 1999 was $66,500.

   Long-term note payable consist of the following at February 28, 1999 and 1998:

                                                                1999     1998
                                                                ----     ----
Note payable - SCL, a related  company  (Note 6),
 payable on November 1, 1999 including  interest
 at 8% per annum,  unsecure                                   157,461   157,461

  Less  current portion                                       157,461         -
                                                             -------- ---------

   Amount due after one year                                 $      -  $157,461
                                                             ========  ========

                      AMERICAN DIGITAL COMMUNICATIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           February 28, 1999 and 1998


5. Lease commitments

   In November 1996, the Company entered into a building lease for office space in Englewood, Colorado. Minimum monthly rent is between $4,909 and $5,189 for the three-year lease term. During 1998, the space was subleased for substantially the same amount. The remaining commitment amounted to $62,271 at February 28, 1999.

   On April 1, 1998, the Company entered into an agreement to lease office space in New York, New York. The agreement is for one year and also included certain corporate, investor relations, financial and administrative advisory services. This agreement stipulates a fee of $8,000 per month and the Company has estimated that rent represents $2,000 of this amount.

   Rent expense for the years ended February 28, 1999 and 1998 amounted to $24,000 and $103,322, respectively.

6. Related party transactions

   For the years ended February 28, 1999 and 1998, the Company incurred legal fees of $0 and $5,779 to a law firm owned by a former director/officer of the Company of which $11,289 remained unpaid at February 28, 1998, which amount was paid during the year ended February 28, 1999.

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

   On January 15, 1998, the Company purchased the TrackPower trade name and other intellectual rights from Simmonds Capital Limited ("SCL" - a significant shareholder of the Company) as described in Note 3 and entered into a management agreement which calls for the payment of $25,000 per month for services to be performed by certain employees of SCL. During the year ended February 28, 1999 and 1998, $300,000 and $25,000, respectively, was accrued under this agreement. During the year ending February 28, 1999, $356,164 was received from and $408,390 was paid to affiliates of SCL, $267,619 of expenses was paid by affiliates of SCL on behalf of the Company, and $133,074 was advanced by the Company on behalf of affiliates of SCL, leaving $407,319 balance due to related parties at February 28, 1999.

                      AMERICAN DIGITAL COMMUNICATIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           February 28, 1999 and 1998


7. Income taxes

   The book to tax temporary differences resulting in deferred tax assets and liabilities are primarily net operating loss carryforwards of $7,496,000 and start-up costs capitalized for income tax purposes of $1,623,000 (net of amortization).

   As of February 28, 1999 and 1998, total deferred tax assets, liabilities and valuation allowances are as follows:

                                                             1999        1998
                                                             ----        ----
    Deferred tax assets                                    $ 385,000  $ 605,000
    Deferred tax assets resulting from loss
     carryforward                                          2,797,000  1,914,000
    Valuation allowanc                                    (3,182,000)(2,519,000)
                                                          ---------- ----------
                                                          $        - $        -
                                                          ========== ==========


   A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carryforwards and realization of other deferred tax assets cannot be reasonable assured.

   The Company's net operating losses are restricted as to the amount which may be utilized in any one year. The Company's net operating loss carryforwards expire as follows:

                             2004                        $ 798,000
                             2009                           92,000
                             2010                          726,000
                             2011                        1,795,000
                             2012                        1,719,000
                             2013                        2,366,000
                                                        ----------
                                                        $7,496,000
                                                        ==========

8. Stockholders' equity

   During the year ended February 28, 1998, the Company issued 436,193 shares of its common stock in exchange for cash of $93,300 received for subscriptions during February 1997.

                      AMERICAN DIGITAL COMMUNICATIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           February 28, 1999 and 1998


8. Stockholders' equity (continued)

   During March 1997, the Company issued 780,000 shares of its common stock to employees for services valued at $78,000 ($.10 per share).

   During February 1998, the Company issued 300,000 shares of its common stock to a consultant for services pursuant to a consulting agreement valued at $45,000 ($.15 per share).

   During February 1998, the Company received cash of $41,995 pursuant to a subscription for 214,262 shares of common stock from SCL, a related company, 164,262 of the shares were issued in April 1998.

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

   The following is a summary of stock option activity:

                                                     Weight
                                                     average
                                      Option price  exercised     Number of
                                      per share      price         shares
                                      ------------  ---------     ---------

   Balance February 28, 1997         $.23 to $1.75   $0.44         2,980,000
   Canceled                          $.25 to $1.00   $0.85          (620,000)
   Reissued                          $.10 to $ .35   $0.30           620,000
   Granted                             $0.40         $0.40         1,100,000
   Exercised                           $0.10         $0.10          (120,000)
                                       -----         -----         ---------
   Balance February 28, 1998 and 1999$.23 to $1.75   $0.44         3,960,000
                                                                   =========

                      AMERICAN DIGITAL COMMUNICATIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           February 28, 1999 and 1998


8. Stockholders' equity (continued)

   The following is additional information with respect to those options outstanding at February 28, 1999:

        Option price per share        Weighted     Weighted
                                      average      average
                                      contractual  exercise      Number of
                                      in years     price            shares
        ----------------------        -----------  --------      ---------

              $0.10                     2           $0.10           500,000
           $.23 to $.35                2.7          $0.33         1,070,000
           $.40 to $.65                1.3          $0.42         2,115,000
              $1.00                     4           $1.00           175,000
              $1.75                     9           $1.75           100,000
                                                                  ---------
                                                                  3,960,000
                                                                  =========

   The Company  has  adopted the  disclosure-only  provisions  of  Statement  of
   Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date for awards during the fiscal years ended February 28, 1999 and 1998 in accordance with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                         1999                        1998
                                         ----                        ----

    Net loss - as reported          $ (1,701,507)               $ (1,240,383)
    Net loss - pro forma              (1,701,507)                 (1,387,171)
    Loss per share - as reported           (0.07)                      (0.05)
    Loss per share - pro forma             (0.07)                      (0.06)



   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, dividend yield of 0%; expected volatility of 225.35%, risk-free interest rate of 5.34%; and expected life of 3 years.

   1993 Employee Stock Compensation Plan ("ESC")

   The Company has reserved a maximum of 2,000,000 common shares to be issued upon the grant of awards for employees, directors and consultants or advisors. No shares have been awarded under this plan.

                      AMERICAN DIGITAL COMMUNICATIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           February 28, 1999 and 1998


8. Stockholders' equity (continued)

   1993 Incentive Stock Option Plan ("ISO")

   The Company has reserved a maximum of 2,000,000 common shares to be issued upon the exercise of options granted under the ISO plan. Options will be granted under the ISO plan at exercise prices at least equal to the fair market value of the common stock on the date of grant. At February 28, 1999, no options remained outstanding under the ISO plan.

   1993 Non-Statutory Stock Option Plan ("NSO")

   The Company has reserved a maximum of 2,000,000 common shares to be issued to key employees upon the exercise of options granted under the NSO plan. Options granted under the NSO plan will be at exercise prices to be determined by the Board of Directors or other NSO plan administrator. At February 28, 1999, no options have been granted under the NSO plan.

   Warrants:

   Warrants outstanding at February 28, 1999 consist of the following:

         Exercisable               Exercise             Number
            until                   price            of shares
         -----------               --------          ---------
      January 31, 2001              $2.00              500,000
       April 17, 2003               $0.30              500,000
        July 26, 2003               $0.30              350,000
        July 26, 2003               $0.30               35,000
                                                     ---------

                                                     1,385,000
                                                     =========

9. Commitments and contingencies

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

                      AMERICAN DIGITAL COMMUNICATIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           February 28, 1999 and 1998


9. Commitments and contingencies (continued)

   During the years ended February 28, 1998 and 1999, it was determined that royalties from the Company's Canadian distribution rights had fallen below initial projections. Impairment losses of $119,542 and $47,382, respectively, were calculated using the reduced estimate of discounted cash flows estimated to be received from the distribution rights.

   U.S. distribution rights:

   The U.S. distribution rights with a book value of $357,323 were written off during the year ended February 28, 1998. The Company was not able to make the necessary investment in product development and did not possess the required working capital to ensure the commercial success of these rights.

10.Major customers

   Customers who accounted for over 10% of the Company's gross revenues for the years ended February 28, 1999 and 1998 are as follows:


                               1999                1998
   Customer A                  -                   82.7%
   Customer B                  93.0%               -


11.Subsequent events

   Stock options:

   On March 18, 1999, options to purchase 2,335,000 shares of common stock at prices ranging from $.23 to $1.75 per share were canceled. On the same date, options for 2,350,000 shares of common stock were issued to different individuals at a price of $.15 per share. Of those newly issued options, 50,000 shares expire January 31, 2000 with the remaining 2,300,000 shares expiring November 30, 2003.

   On March 26, 1999, options to purchase 250,000 shares at $.10 per share and 500,000 shares at $.15 per share were exercised. On March 31, 1999, options to purchase 250,000 shares at $.10 per share were exercised. These exercises of options resulted in net proceeds to the Company of $125,000 and was used to help launch the TrackPower service on April 1, 1999.

                      AMERICAN DIGITAL COMMUNICATIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           February 28, 1999 and 1998


11.Subsequent events (continued)

   Conversion of notes payable to common stock:

   An offer was made on March 31, 1999 to noteholders for their consent to allow the sale of additional common stock and to change the form of the promissory notes to make them convertible into shares of common stock at the holders option. The offer was in the form of one share of common stock for every $4 of principal outstanding for a total of 148,746 shares of common stock.

   On March 31, 1999, a portion of the note holders chose to convert their notes to shares of common stock and additional warrants. Principal and interest amounting to $125,497 was converted to common stock and warrants to purchase an equal number of shares at $.15 per share expiring in one year were also issued. A total of 836,644 shares of common stock and warrants to purchase 836,644 common share were issued to convert the debt.

   Launch of TrackPower service:

   On April 1, 1999, the Company launched the TrackPower service on the Sky Vista service. Sky Vista is satellite service of Sky Direct which is a joint venture between EchoStar Satellite Communications Inc. and Loral Skynet (a subsidiary of Loral SpaceCom Corporation).

   On June 4, 1999, the Company signed an agreement with Transponder Encryption Services Corporation (a subsidiary of EchoStar communications Inc.) to move the TrackPower service from the Sky Vista service to the Dish Network Service which has substantially more existing subscribers. The Company plans to relaunch the TrackPower service under the Dish Network Service on July 1, 1999. This agreement provides for a base monthly rent of $433,000 per month plus a portion of revenues to be paid to EchoStar for the four-year term of the agreement. Simmonds Capital Limited has guaranteed the Company's obligation under this agreement.

   Penn National Gaming letter of intent:

   On April 29, 1999, the Company entered into a binding letter of intent with Penn National Gaming Inc. under which Penn National will serve as the Company's exclusive wagering hub operator for a five-year period. Penn National will process all wagers arising from TrackPower subscribers. The Company will receive a fee of up to 4.75% of all wagers delivered to Penn National.

   In Connection with the Penn National agreement, the Company issued warrants to purchase 5,000,000 common shares of the Company. The warrants are exercisable one million shares each year at (1) $1.58, (2) $1.82, (3) $2.05,
   (4) $2.29, and (5) $2.53 and are exercisable for a five-year period. The agreement contains one five-year renewal option.

                      AMERICAN DIGITAL COMMUNICATIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           February 28, 1999 and 1998


11.Subsequent events (continued)

   Private placements:

   On March 12, 1999, the Company completed a private placement of 333,333 common stock with Simmonds Capital Limited at $.15 per share. Proceeds of the private placement were used to help launch to TrackPower service.

   On June 10, 1999, the Company completed a $1,250,000 private placement of convertible notes. Proceeds of the private placement were used to repay the remaining notes payable, after certain note holders converted to common stock and for general corporate purposes. Interest on the notes at the rate of 8% per annum is payable annually each June commencing in the year 2000 with the principal due June 2004. The notes are convertible, at the option of the note holder, into an aggregate of 1,000,000 shares of common stock of the Company and 1,000,000 warrants to purchase common stock of the Company at $2.50, per share for a period of three years from the date of conversion.

   At the maturity date, the outstanding amount of the notes plus any accrued interest is automatically converted into an equal number of shares of common stock and warrants computed by dividing the total principal and interest outstanding by $1.25.

                                   SIGNATURES

   In accordance with sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereto duly authorized individual.

   Date:  June 16, 1999
                                      AMERICAN DIGITAL COMMUNICATIONS, INC.

                         By:

                             /s/ John G. Simmonds
                             -----------------------------------------------
                                 John G. Simmonds,  Chief Executive Officer



   In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Name                               Title                           Date
     ----                               -----                           ----

/s/ John G. Simmonds             Chairman/President/CEO/Director   June 16, 1999
----------------------------     (principal executive officer)
    John G. Simmonds


/s/ Gary N. Hokkanen             Chief Financial Officer           June 16, 1999
---------------------------      (principal financial officer)
    Gary N. Hokkanen


/s/ Charles Cernansky            Director                          June 16, 1999
---------------------------
    Charles J. Cernansky


/s/ Ian MacDonald                Director                          June 16, 1999
---------------------------
    Ian MacDonald


/s/ Ken Adelberg                 Director                          June 16, 1999
---------------------------
    Ken Adelberg


/s/ Harry Dunstan
---------------------------

---------------------------
     J. Harry Dunstan              Director                        June 16, 1999