Form 10KSB/A
period 1999-02-28
AMERICAN DIGITAL COMMUNICATIONS INC
filed 1999-06-28
CIK 819927

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

        In January 1998, the Company acquired certain development-stage assets of SCL, including the TrackPower trademark and other information and communications technology and contractual and intellectual property rights. As consideration therefor, the Company issued to SCL $1.0 million of preferred stock of the Company (convertible at any time into common stock of the Company at $1.00 per share) and warrants to purchase 500,000 shares of common stock of the Company exercisable any time before January 31, 2001. The Company also agreed, subject to certain terms, to pay SCL an earnout of up to $1.5 million. ADC also assumed certain accounts payable and certain lease obligations of SCL and agreed to pay SCL a monthly fee for the services of those employees who became officers of ADC. The TrackPower service, when fully implemented, will distribute live horse racing video to subscribers' homes via satellite and such subscribers will be able to place wagers interactively through their television. The Company will not accept or place any wagering transactions, but intends to deliver the wager to a state licensed account wagering entity.

        In February 1998, the Company entered into a series of agreements with the Ontario Jockey Club ("OJC"), a horse racing institution, to design and develop the TrackPower service acquired from SCL. SCL had been partners with OJC in the development of a Multi-channel Multi-point Distribution System ("MMDS") wireless video version of the TrackPower business. The OJC project served as a pilot whereby 100 OJC telephone account wagering account holders were given the opportunity to test the TrackPower concept. The pilot project, which ended in July 1998, serves as the basis for the Company's current business plan. During the pilot project the Company decided to change the method of video delivery from MMDS to a satellite based system with a footprint throughout North America.

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

        The TrackPower service was launched with simulcasting from Fair Grounds Race Course, The Meadowlands and Santa Anita Park. In May 1999, the Company began simulcasting from Penn National RaceCourse, Pocono Downs, and Charles Town Races. In addition, Penn National has agreed to assist the Company in signing other premier race tracks to simulcast agreements.

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

         The Company has developed a demonstration version of the user interface for interactively displaying data and setting up wagers on the TV screen, and a software specification has been written. Although the Company believes that it understands the technology for such interactivity, there can be no assurance that the Company will be able to successfully implement interactivity to the TrackPower system, as unforeseen difficulties may arise.

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

        Subscription Revenue

         The Company will charge a monthly subscriber fee. [It is very difficult to predict the number of subscribers TrackPower will be able to sign up over the first few years. However, the target subscriber market is approximately 7 million in the United States. If the Company is successful in signing even a small percentage of the target subscriber market, management believes that the TrackPower business may achieve break even cash flow. This is in part due to the modest break-even level established as a result of the competitive advantages of the TrackPower systems design and architecture.] The TrackPower service currently costs $19.95 per month. Under the terms of the TESC agreement 20% of the subscription fee will be retained by EchoStar.

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

        Hardware Sales

        The Company's strategy is to out-source as many functional tasks as possible. The hardware is available through the EchoStar network of dealers. Currently there are approximately 20,000 EchoStar dealers. The dealers also provide installation of the system.

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

        The Company recorded an unrealized holding loss on marketable securities of $128,776 arising from holding Intek Global Corporation and Ventel Inc. common stock during the year. The price per share of Intek Global fell from $2.67 on February 28, 1998 to $2.313 on February 28, 1999 and the price per share of Ventel Inc. fell from $0.069 on February 28, 1998 to $.066 on February 28, 1999.

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

        General and administrative expenses were down 11% from $606,473 in 1998 to $541,367 in 1999. TrackPower expenses, which consisted primarily of consulting costs attributable to the development of the new business, amounted to $401,429.

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

        Total costs and expenses, excluding the cost of sale of the 220 Mhz systems, were $1,840,179 in 1998. General and administrative expenses were $606,473.

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

        Shareholders equity decreased from $1,269,524 to a deficit of $493,547. The decrease is attributable common stock and paid in capital increasing by $183,395 as a result of issuing common stock from treasury but more than offset by the accumulated deficit increasing by $1,783,195 and the accumulated holding gain decreasing by $128,776.

       Liquidity and Capital Resources

       The development of the TrackPower business was financed during the current year by issuing notes payable totaling $850,000 in two transactions of $500,000 and $350,000. Security for the notes payable were the Company's marketable securities. Prior to the end of the year, $255,000 of the notes were repaid from proceeds of the sale of securities.

        In addition, Simmonds Capital Limited, a related party, funded a portion of operations of the Company during fiscal year ended February 28, 1999. On June 10, 1999, SCL committed to provide additional funding for the Company for one year, in the event that the Company was unable to fully support the development of the TrackPower initiative. Furthermore, SCL has guaranteed the obligations of the Company under the TESC agreement.

        1. Subsequent to the end of the year, the Company completed a private placement of convertible notes totaling $1,250,000 with the proceeds being first used to repay the existing notes payable. The notes are convertible into common stock of the Company at $1.25 and warrants to purchase common stock of the Company at $2.50 exercisable at any time over the next five years.

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

        As a development stage company, the Company's future operating results are particularly dependent on its ability to develop, produce and market new and innovative products using the latest technologies. There are numerous risks inherent in this process, including the need for the Company to timely bring to market new products and applications to meet customers' changing interests.

        [The horse industry has traditionally attracted the "over 40" age segments of the population, segments which tend to be less facile with using computerized technology. Among the Company's goals are to continue to simplify the use of its technology while educating existing potential users and marketing the Company's products to attract wider segments of the population. The Company's inability to achieve these goals could have an adverse effect on the Company's operations and prospects.]

        As a development stage company, the Company will require significant additional capital over the next year in order to achieve its business plan. Failure to obtain such capital could adversely impact the Company's operations and prospects.

        Any interruptions or breakdowns in the systems the Company uses to operate its business, including, in particular, those telecommunications and computerized processing services provided by third parties, could adversely impact the Company's results of operations.

          The Company may be adversely affected by the costs and other effects associated with

               1. legal and administrative cases and proceedings, whether civil or criminal;

               2. settlements, investigations, claims, and changes in those items;

               3. developments or assertions by or against the Company relating to intellectual property rights and intellectual property licenses; and

          The Company's results of operations may also be affected by:

               1. changes within the Company's organization, particularly at the executive officer level, or in compensation and benefit plans; and

               2. the amount, type and cost of the financing which the Company maintains, and any changes to the financing.

          The Company's operations may be adversely impacted by:

               1. the effects of war or severe weather or other acts of God on the Company's operations, including disruptions of the satellites that transmit the horse races and an the horse racing facilities;

               2. the effects of a disruption in the Company's communications systems.

       Item 7. Financial Statements and Supplementary Data

       The financial statements of the Company as of February 28, 1999 and 1998, and for each of the years in the two-year period ended February 28, 1999 and 1998, are included as part of this report beginning on page F-1 hereof. An index to the financial statements appears at page 17.

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

   Date:  June 28, 1999
                                      AMERICAN DIGITAL COMMUNICATIONS, INC.

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

     Name                               Title                           Date
     ----                               -----                           ----

/s/ John G. Simmonds             Chairman/President/CEO/Director   June 28, 1999
----------------------------     (principal executive officer)
    John G. Simmonds


/s/ Gary N. Hokkanen             Chief Financial Officer           June 28, 1999
---------------------------      (principal financial officer)
    Gary N. Hokkanen


/s/ Charles Cernansky            Director                          June 28, 1999
---------------------------
    Charles J. Cernansky


/s/ Ian MacDonald                Director                          June 28, 1999
---------------------------
    Ian MacDonald


/s/ Ken Adelberg                 Director                          June 28, 1999
---------------------------
    Ken Adelberg


/s/ Harry Dunstan
---------------------------

---------------------------
     J. Harry Dunstan              Director                        June 28, 1999