Form 10QSB
period 1999-05-31
AMERICAN DIGITAL COMMUNICATIONS INC
filed 1999-07-15
CIK 819927

As filed with the Securities and Exchange Commission on July 15, 1999
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                   FORM 10-QSB

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

                       For the Quarter Ended May 31, 1999

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

                    YES |X|                                     NO |_|

The number of shares outstanding of each of the Registrant's class of common equity, as of July 12, 1999 are as follows:

             Class of Securities                            Shares Outstanding
             -------------------                            ------------------
        Common Stock, $.0001 par value                          27,911,578

================================================================================

                      American Digital Communications, Inc.

                                      INDEX

PART I      Financial Information

    Item 1.      Financial Statements
                 Balance Sheet...........................................   3
                 Statements of Operations................................   5
                 Statements of Cash Flows................................   6
                 Notes to Financial Statements...........................   7

    Item 2.      Management's Discussion and Analysis or Plan of
                 Operations..............................................   8


PART II.    Other Information

    Item 6.      Exhibits and Reports on Form  8-K.......................   12
                      A)  Exhibit 27 Financial Data Schedule
                      B)  Form 8-K  -  None


            Signatures....................................................  13

                      American Digital Communications, Inc.
                                  Balance Sheet
                                   (UNAUDITED)


ASSETS                                                                  May 31,    February 28,
                                                                        -------    ------------
                                                                         1999          1999
                                                                         ----          ----
Current Assets:
   Cash                                                                 230,578        19,558
   Accounts receivable                                                      818            --
     Notes receivable                                                    10,764        10,764
     Marketable securities                                              493,492       616,880
     Other current assets                                                 4,000           331
---------------------------------------------------------------------------------------------

      Total current assets                                              739,652       646,064
---------------------------------------------------------------------------------------------

Property and equipment:
      Office equipment                                                  143,703       141,055
      Furniture and fixtures                                             26,082        26,082

---------------------------------------------------------------------------------------------

                                                                        169,785       167,137
          Less: Accumulated depreciation                               (147,592)     (146,519)
---------------------------------------------------------------------------------------------
              Net property and equipment                                 22,193        20,618


Other assets:
      Distribution rights, net of accumulated amortization              123,295       129,493
      Deposit on satellite uplink services                              150,000        64,000
      TrackPower trademarks and other intellectual property rights      373,511       378,491

---------------------------------------------------------------------------------------------
                                                                        646,806       571,984

            TOTAL ASSETS                                              1,408,651     1,238,666
---------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                      American Digital Communications, Inc.
                                  Balance Sheet
                                   (UNAUDITED)



LIABILITIES AND SHAREHOLDERS' EQUITY                                   May 31,    February 28,
                                                                           1999          1999
Current Liabilities:
      Accounts payable                                                  357,969       339,106
      Accrued expenses                                                   84,863        71,063
      Accrued interest                                                   78,049        75,242
       Note payable                                                     391,250       595,000
---------------------------------------------------------------------------------------------
      Total non-related party current liabilities                       912,131     1,080,411

      Accounts payable - related parties                                305,766       407,319
      Accrued interest - related parties                                 49,046        56,652
      Notes payable - related parties                                    10,370        30,370
      Current portion note payable - related party                      157,461       157,461
---------------------------------------------------------------------------------------------
      Total related party current liabilities                           522,643       651,802
---------------------------------------------------------------------------------------------

      Total current liabilities                                       1,434,774     1,732,213

Long term convertible note payable                                      505,000            --
---------------------------------------------------------------------------------------------

           Total liabilities                                          1,939,774     1,732,213

Shareholders' equity:
   Convertible  preferred  stock,  no  par  value,  unlimited         1,000,000     1,000,000
   shares authorized, (liquidation value $1,000,000)
   Common stock, $.0001 par  value; Unlimited shares                      2,616         2,516
   authorized, issued and outstanding 27,911,578 shares,
   issued and outstanding
   25,162,886 on February 28, 1999
   Additional paid in capital                                         7,294,600     7,169,700
      Common stock subscribed                                           283,222         7,500
   Accumulated deficit                                               (9,155,040)   (8,688,619)
   Accumulated other comprehensive income                                43,479        15,356
---------------------------------------------------------------------------------------------

      Total shareholders' equity                                       (531,123)     (493,547)
---------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            1,408,651     1,238,666
---------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                      American Digital Communications, Inc.
                            Statements of Operations
                                   (UNAUDITED)

                                                                   Three Months  Ended May 31,

                                                                           1999          1998
                                                                           ----          ----
Revenue
      Royalties from distribution rights                                  2,948         4,629
      Subscription revenue                                                  818            --
    Other revenue                                                           644            --
---------------------------------------------------------------------------------------------
          Total revenue                                                   4,410         4,629

Operating expenses:
      TrackPower expenses - wages and consulting fees                    87,512            --
      TrackPower expenses - management fees related party                75,000            --
      TrackPower expenses - transponder fees                            100,000            --
      Non-recurring Denver office costs                                      --        48,778
      General and administrative expenses                                72,253       313,097
---------------------------------------------------------------------------------------------
Total operating expenses                                                334,765       361,875

Loss from operations                                                   (330,355)     (357,246)

Other expenses
      Interest on preferred shares                                       67,500            --
      Interest expense                                                   17,258       145,985
      Non-cash financing expense                                         32,725            --
      Realized losses on marketable securities                            6,331            --
      Depreciation and amortization                                      12,252        20,854
---------------------------------------------------------------------------------------------
Total other expenses                                                    136,066       166,839

---------------------------------------------------------------------------------------------

Net loss:                                                              (466,421)     (524,085)

Other comprehensive income:
Unrealized holding gain on marketable securities                         28,123       389,095
---------------------------------------------------------------------------------------------
Comprehensive loss                                                     (438,298)     (134,990)
---------------------------------------------------------------------------------------------

Net loss per share of common stock                                        (0.02)        (0.02)
---------------------------------------------------------------------------------------------

Weighted average number of common shares outstanding                 26,412,450    24,552,886
---------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                      American Digital Communications, Inc.
                            Statements of Cash Flows
                                   (UNAUDITED)

                                                                           Three Months
                                                                           Ended May 31,
Increase (Decrease) in Cash
                                                                          1999         1998
                                                                          ----         ----
---------------------------------------------------------------------------------------------
 Net cash used in operations
   Net loss                                                            (466,421)     (524,085)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                      12,252        20,854
      Loss on sale of marketable securities                               6,331            --
      Issuance of stock for bridge financing                                 --        95,000
      Changes in:
         Accounts receivable                                               (818)           --
         Due to related parties                                        (129,159)      (34,044)
         Other current assets                                            (3,669)           --
         Accounts payable                                                18,863       (70,675)
         Accrued expenses                                                13,800       (58,797)
         Other accrued liabilities                                        2,807         7,233
---------------------------------------------------------------------------------------------
Net cash used in operating activities                                  (546,014)     (564,514)
---------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Proceeds from sale of marketable securities                         145,179        58,267
    Deposits - payments                                                 (86,000)           --
    Purchase of fixed assets                                             (2,648)       (4,387)
---------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                      56,531        53,880
---------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Proceeds from options exercised                                     125,000            --
    Proceeds from stock subscriptions                                   275,722            --
    Payment of notes payable                                           (203,750)           --
    Proceeds from issuance of notes payable                             505,000       500,000
---------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities:                    701,972       500,000
---------------------------------------------------------------------------------------------

Increase (decrease) in cash                                             212,489       (10,634)
---------------------------------------------------------------------------------------------
Cash,  beginning of period                                               18,089        19,558
---------------------------------------------------------------------------------------------
Cash,  end of period                                                    230,578         8,924
---------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                      American Digital Communications, Inc.

                          Notes to Financial Statements
                                  May 31, 1999

Summary of significant accounting policies

        Basis of presentation:

        The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of May 31, 1999 and February 28, 1999, and the results of operations and cash flows for the periods ended May 31, 1999 and 1998.

        Nature of business

        The Company was organized June 30, 1993 under the laws of Wyoming. The Company was in the wireless telecommunications business and had intended to provide two-way communications in the 220 mHz. Band. The Company held various distribution rights for certain Midland brand commercial land mobile radios and radio parts. The distribution rights were acquired in separate transactions over the period 1995 and 1996. During fiscal year 1998 the Company sold, sub-licensed or wrote off all remaining distribution rights. On January 15, 1998, the Company acquired the TrackPower trade name and other intellectual property rights. The TrackPower service, when fully implemented, will distribute live horse racing video to subscribers' homes via satellite and such subscribers will be able to place wagers interactively through the world wide web and television. The Company will not accept or place any wagering transactions, but intends to deliver the wager to a state licensed account wagering entity.

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

        Marketable securities:

        The Company's marketable securities consist of unrestricted common stock of publicly traded companies. The securities are considered held for sale and therefore are recorded at the market value at the balance sheet date.

        Depreciation:

        Office equipment, furniture and fixtures, including assets under capital leases, are stated at cost. Depreciation is computed over the estimated useful life of three years using the straight line method.

        Amortization of intangibles:

        The cost of the remaining Midland distribution rights, which have been sub-licensed to a third party, are being amortized over 10 years. However, due to uncertainty surrounding future revenues from the distribution rights, the Company uses the cost recovery method if that method produces a greater amount of amortization.

        The TrackPower trademark and other intellectual property rights are being amortized over 20 years, the period estimated by management to be benefited.

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

Item 2. Management's Discussion and Analysis or Plan of Operation

        Overview

        The business focus of the Company, during the first quarter, was the initial launch of the TrackPower service. The Company is in the process of implementing a multi-stage business plan which it believes will enable the Company to achieve break even cash flow at achievable subscriber levels.

        Recent developments include the following:

        On April 1, 1999, the Company launched the TrackPower service under the "Sky Vista" service. This service is a joint venture between EchoStar Satellite Communications Inc. and Loral SpaceCom Corporation.

        On April 29, 1999, the Company entered into a binding letter of intent with Penn National Gaming Inc. pursuant to which Penn National will serve as the Company's exclusive wagering hub operator. Under the terms of the letter of intent, Penn National will pay the Company a wagering fee, of up to 4.75%, on all wagers processed from TrackPower subscribers.

        On June 4, 1999, the Company entered into an agreement with Transponder Encryption Services Corporation, a subsidiary of EchoStar Satellite Communications Inc. to have the TrackPower service broadcast under the broader coverage of the EchoStar's Dish Network rather than the Sky Vista service. EchoStar's Dish Network currently has over two million subscribers while Sky Vista has approximately 10,000. The TrackPower service was successfully relaunched under the Dish Network on July 1, 1999.

        Although the Company was able to attract subscribers under the Sky Vista service, management believes that the Company's prospects under the Dish Network have improved. The Company is in the process of exchanging Dish Network hardware for Sky Vista equipment. Therefore, subscription revenues were insignificant during the three month period ended May 31, 1999. In addition, wagering revenue did not accrue under the Penn National agreement because the definitive agreement had not been legally executed during the first quarter. The Penn National agreement was completed in July 1999.

        Results of operations

        For the three month period ended May 31, 1999

        Revenues during the three month period ended May 31, 1999 were $4,410 representing royalties received under a Midland land mobile radio sub-license distribution agreement, subscription revenue and other miscellaneous revenue.

        Costs incurred during the quarter to directly operate the TrackPower service totaled $262,512. The Company incurred $87,512 in wages, technical and financial consulting fees, $75,000 in management fees to Simmonds Capital Limited for the services of key senior corporate officers and $100,000 in transponder fees.

        General and administrative expenses were $72,253, representing the administrative costs of the Company as opposed to expenses directly related to the TrackPower business initiative.

        The Company sold marketable securities at a loss of $6,331 during the quarter. The Company sold 57,800 Intek Global Corporation shares at prices between $2.03 and $2.61 for a book loss of $5,207 and 270,000 Ventel Inc. shares at prices between $.059 and $.082 for a book loss of $1,124.

        The Company recorded an unrealized holding gain $28,123 during the quarter, due to the appreciation of the market value of Intek shares from $2.313 to $2.375 and the Ventel shares from $.066 to $.271 during the quarter.

        The Company issued 429,963 shares of common stock of the Company, to Simmonds Capital Limited ("SCL"), for payment of interest on the $1,000,000 in preferred shares held by SCL. Interest at 6% is paid in shares and is calculated using the closing share price each month.

        Amortization and depreciation totaled $12,252, which represents normal depreciation of capital assets and the amortization of the Midland distribution rights and the TrackPower technology rights.

        The loss from operations during the first quarter was $330,355 compared to a loss of $357,246 during the comparative period last year. The net loss, prior to unrealized holding gains on marketable securities, was $466,421 during the first quarter compared to $524,085 last year. The comprehensive loss was $438,298 compared to $134,990 last year. The net loss per common share, prior to holding gains, was $.02.

        The  Company  expects  to  post  losses  until   break-even   levels  of
subscribers are achieved. Management believes that this will occur later during fiscal year ended February 29, 2000.

        For the three month period ended May 31, 1998

        Revenues during the three month period ended May 31, 1998 were $4,629 representing royalty revenue from Midland distribution rights. General and administrative expenses were $313,097 and consisted primarily of key consulting and management services agreements required for the development of the TrackPower business and the costs of operating a TrackPower MMDS test pilot in Canada.

        Financing costs totaled $145,985, including interest, commitment fees and legal costs.

        The Company incurred $48,778 in travel, moving and rent costs related to the shut down of the Company's previous corporate office in Denver, Colorado.

        The Company recorded an unrealized holding gain on marketable securities of $389,095 due primarily to the increase in market value of Intek shares from $2.97 to $4.00 during the quarter.

        The net loss (prior to unrealized holding gains) for the quarter was $524,085 or a loss of $.02 per share.

        Financial Condition

        Total assets increased from $1,238,666 to $1,408,651 during the period March 1 to May 31, 1999. The increase is primarily attributable to the rise in the market value of the Company's marketable securities and cash received under a subscription of new long term convertible notes.

        The Company disposed of 57,800 Intek Global Corporation shares for net proceeds of approximately $128,500 and 270,000 Ventel Inc. shares for net proceeds of approximately $16,700. On May 31, 1999 the Company held 199,000 Intek Global Corporation shares and 76,999 Ventel Inc. shares, for a total book value of $493,492. The Company recorded an unrealized holding gain of $12,338 and $15,785 on Intek and Ventel shares respectively. All of the remaining Intek shares were sold during the second quarter.

        The Company increased it's security deposit to Loral from $64,000 to $150,000. Concurrent with the EchoStar Dish Network relaunch this security deposit will no longer be necessary.

        During the quarter ended May 31, 1999, the Company's working capital ratio increased from .37:1 to .51:1. The increase is primarily the result of a subscription of new long term convertible notes and certain other notes payable holders opting to convert their debt into common equity. A substantial portion of the remaining current liabilities are to related parties. The working capital ratio, after adjusting for related party current liabilities, increased from
 .6:1 to .8:1.

        The Company's shareholders equity deficit increased from $493,547 at February 28, 1999 to $531,123 at May 31, 1999. Management expects the deficit to continue to rise until break even levels of subscribers are achieved.

        Liquidity and Capital Resources

        The Company's ability to fund losses arising from costs and expenses exceeding revenue is connected to its ability to raise additional financing prior to achieving break even levels of subscribers. Thus far the Company has been successful in financing its growth. Initially the Company borrowed amounts by way of short term notes payable secured by the Company's marketable securities and secondarily through an issue of new long term convertible notes. In order to launch the business in April, individuals close to the Company exercised stock options in order to provide the necessary funding to make the satellite facility deposit.

        SCL has provided two guarantees to the Company; the first being a general guarantee of all the obligations of the Company until March 1, 2000 and the second being the Company's obligations under the Transponder Encryption Services Corporation agreement. In exchange, SCL received 1,000,000 warrants to purchase the Company's common stock at $2.50 and also received the option to convert the $1.5 million earnout, received in the January 1998 transaction, into 750,000 shares. The earnout was based on 10% of annual EBITDA up to a maximum of $1,500,000, after the Company's retained earnings become positive. SCL has funded and will continue to fund day to day operating cash flow shortages.

        The Company approved an issue of $1,250,000 of new convertible long term notes during the first quarter. The notes are for a term of 5 years, pay interest at 8% and are convertible into common equity at $1.25. Prior to end of the first quarter $505,000 was received under these new notes. SCL agreed to convert $250,000 of its existing debt into new notes. As of July 13, 1999 the Company has received $1,200,000 in subscriptions of the new convertible notes.

        Subsequent to the end of the quarter, the Company sold its remaining Intek shares. Proceeds of approximately $500,000 were used to repay the remaining $391,250 in old notes payable and other working capital purposes.

        Approximately $111,000 in old notes payable were converted to common equity at $.15 per share during the quarter.

        Year 2000

        The Company is developing the new TrackPower technology to be Year 2000 compliant. The Company will, prior to consummating any new business agreements, require Year 2000 compliance certification from the contracting party.

        The incremental cost of Year 2000 compliance is not known at this time, however, the Company is of the belief that due to the outsourcing philosophy of the majority of the operating tasks, the cost will not be significant. If the systems of the Company's business partners are not Year 2000 compliant at December 31, 1999, the Company may be subject to material effects to its financial condition and results from operations.

PART II.       Other Information

Item 1.        Litigation

        The Company believes that it is not presently a party to any pending litigation or any proceeding contemplated by a government authority, the outcome of which could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

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


DATE:   JULY 15, 1999                BY:

                                                /s/ John G. Simmonds
                                     ------------------------------------------
                                                  John G. Simmonds
                                             President / CEO / Director
                                            (principal executive officer)


DATE:   JULY 15, 1999                BY:

                                                /s/ Gary N. Hokkanen
                                     ------------------------------------------
                                                  Gary N. Hokkanen
                                              Chief Financial Officer,
                                            (principal financial officer)