Form 10QSB
period 1999-08-31
TRACKPOWER INC
filed 1999-10-15
CIK 819927

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC. 20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the Quarterly Period Ended August 31, 1999

                        Commission file number 000-28506

                                TRACKPOWER, INC.
        (Exact name of small business issuer as specified in its charter)

                  Wyoming                               13-3411167
           (State of Incorporation)                (IRS. Employer ID No.)

                                 67 Wall Street
                         Suite 2411, New York, NY 10005
                    (Address of Principal Executive Offices)

                                 (212) 804-5704
                (Registrant's Telephone No. including area code)

                      American Digital Communications, Inc.
                           745 Fifth Avenue, Suite 900
                               New York, NY 10151
         (Former Name and Former Address if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                    YES |X|                             NO |_|

The number of shares outstanding of each of the Registrant's class of common equity, as of October 4, 1999 are as follows:

           Class of Securities                             Shares Outstanding
           -------------------                             ------------------
        Common Stock, $.0001 par value                        29,265,401

================================================================================

                                TrackPower, Inc.

                                      INDEX

PART I   Financial Information

Item 1.  Financial Statements

              Balance Sheet................................................   3
              Statements of Operations.....................................   5
              Statements of Cash Flows.....................................   6
              Notes to Financial Statements................................   7

Item 2.  Management's Discussion and Analysis or Plan of Operations........   8





PART II. Other Information

Item 1.  Litigation .......................................................  14

Item 2.  Change in Securities and Use of Proceeds .........................  14

Item 3.  Defaults Upon Senior Securities ..................................  14

Item 4.  Submission of Matters to a Vote of Security Holders ..............  14

Item 5.  Other Information ................................................  14

Item 6.  Exhibits and Reports on Form 8-K..................................  15
                   A)  Exhibit Schedule
                   B)  Reports on Form 8-K

         Signatures........................................................  16

                          PART I. Financial Information

Item 1.Financial Statements.

                                TrackPower, Inc.
                                  Balance Sheet
                                   (UNAUDITED)

ASSETS                                                               August 31,    February 28,
                                                                     ----------    ------------
                                                                        1999             1999
                                                                        ----             ----
Current Assets:
Cash                                                                   101,133        18,089
Accounts receivable                                                     20,617            --
   Notes receivable                                                     10,764        10,764
   Inventory                                                            70,331            --
   Marketable securities                                                10,318       616,880
   Other current assets                                                  7,446           331
-----------------------------------------------------------------------------------------------

Total current assets                                                   220,609       646,064
-----------------------------------------------------------------------------------------------

Property and equipment:

   Property and equipment                                              188,183       167,137
     Less: Accumulated depreciation                                   (149,633)     (146,519)
-----------------------------------------------------------------------------------------------
        Net property and equipment                                      38,550        20,618


Other assets:

     Distribution rights, net of accumulated amortization              117,096       129,493
     Deposit on satellite uplink services                                   --        64,000
     TrackPower trademarks and other intellectual property rights       68,531       378,491
                                                                       485,627       571,984


            TOTAL ASSETS                                               744,786     1,238,666
-----------------------------------------------------------------------------------------------


                 See accompanying notes to financial statements.

                                TrackPower, Inc.
                                  Balance Sheet
                                   (UNAUDITED)

LIABILITIES AND SHAREHOLDERS' EQUITY                                           August 31,      February 28,
                                                                               ---------       -----------
                                                                                    1999              1999
                                                                                    ----              ----
Current Liabilities:
   Accounts payable                                                               536,116        339,106
   Accrued expenses                                                                71,615         71,063
   Accrued interest                                                                24,485         75,242
   Note payable                                                                        --        595,000
-----------------------------------------------------------------------------------------------------------
     Total non-related party current liabilities                                  632,216      1,080,411

   Accounts payable - related parties                                             358,231        407,319
   Accrued interest - related parties                                                  --         56,652
   Notes payable - related parties                                                 10,370         30,370
   Current portion note payable - related party                                        --        157,461
-----------------------------------------------------------------------------------------------------------
     Total related party current liabilities                                      368,601        651,802
-----------------------------------------------------------------------------------------------------------

     Total current liabilities                                                  1,000,817      1,732,213
Long term convertible note payable                                              1,500,000             --
-----------------------------------------------------------------------------------------------------------

     Total liabilities                                                          2,500,817      1,732,213

Shareholders' equity:

   Convertible preferred stock, no par value, unlimited shares authorized,      1,000,000      1,000,000
   (liquidation value $1,000,000)
   Common stock, $.0001 par value; unlimited shares authorized, 29,152,068 shares, issued and outstanding on August 31, 1999 and 25,162,886 shares,
   issued and outstanding on February 28, 1999                                      2,915          2,516
   Additional paid in capital                                                   7,785,722      7,169,700

     Common stock subscribed                                                        7,500          7,500
     Warrants issued for guarantee                                                649,500             --
   Accumulated deficit                                                        (11,234,598)    (8,688,619)
   Accumulated other comprehensive income                                          32,930         15,356
-----------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                (1,756,031)      (493,547)
-----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        744,786      1,238,666
-----------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                                TrackPower, Inc.
                Statements of Operations and Comprehensive Income
                                   (UNAUDITED)

                                                                 Three Months Ended        Six Months Ended
                                                                     August 31,               August 31,
                                                                 1999          1998        1999           1998
                                                                 ----          ----        ----           ----
Revenue
   Royalties from distribution rights                           1,569          3,118          4,516          7,747
   Net subscription revenue                                     3,845             --          4,663             --
   Wagering commissions                                           562             --            562             --
   Other revenue                                                3,653             --          4,297             --
---------------------------------------------------------------------------------------------------------------------
   Total revenue                                                9,628          3,118         14,038          7,747

Operating expenses:

   TrackPower  - wages and consulting fees                     79,812        151,106        167,324        285,486
   TrackPower  - mgmt fees related party                       75,000         75,000        150,000        150,000
   TrackPower  - transponder fees                             900,000             --      1,000,000             --
   Non-recurring Denver office costs                               --             --             --         48,778
      General & administrative                                377,831        144,652        450,085        235,673
---------------------------------------------------------------------------------------------------------------------
   Total operating expenses                                 1,432,643        370,758      1,767,409        719,937

Loss from operations:                                      (1,423,015)      (367,640)    (1,753,371)      (712,190)

Other expenses:

   Interest on preferred shares                                    --             --         67,500             --
   Interest                                                    28,617          1,466         45,875          8,699
   Non-cash financing expense                                 649,500        101,500        682,225        252,950
   Realized gains on marketable securities                    (34,794)            --        (28,463)            --
   Depreciation and amortization                               13,220         20,850         25,471         41,704
---------------------------------------------------------------------------------------------------------------------
   Total other expenses                                       656,543        123,816        792,608        303,352

Net loss                                                   (2,079,558)      (491,456)    (2,545,979)    (1,015,542)
Other comprehensive income:
Unrealized holding (loss) gain on marketable securities       (10,549)      (910,735)        17,574       (521,640)
---------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                         (2,090,107)    (1,402,191)    (2,528,405)    (1,537,182)
---------------------------------------------------------------------------------------------------------------------

Net loss per share of common stock                              (0.07)         (0.06)         (0.09)         (0.06)
---------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares outstanding       28,772,312     25,011,219     27,592,381     24,782,053
---------------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                                       TrackPower, Inc.
                                   Statements of Cash Flows

                                         (UNAUDITED)

                                                          Three Months Ended            Six Months Ended
                                                              August 31,                   August 31,

Increase (Decrease) in Cash

                                                           1999          1998         1999          1998
------------------------------------------------------------------------------------------------------------
Net cash used in operations
   Net loss                                            (2,079,558)     (511,790)   (2,545,979)   (1,035,876)
   Adjustments to reconcile net loss
     to net cash used in operating activities:

        Depreciation and amortization                      13,220        20,850        25,472        41,704
        Gain on sale of marketable securities             (34,794)           --       (28,463)           --
        Warrants issued as guarantee fee                  649,500            --       649,500            --
        Issuance of stock for bridge financing                 --        49,000            --       144,000
     Changes in:

        Accounts receivable                               (19,799)           --       (20,617)           --
        Due to related parties                             52,465        34,044       (76,694)           --
        Inventory                                         (70,331)           --       (70,331)           --
        Other current assets                               (3,446)         (300)       (7,115)         (300)
        Accounts payable                                  178,147        49,120       197,010       (21,554)
        Accrued expenses                                 (115,858)          200      (102,058)      (58,597)
        Other accrued liabilities                              --        25,500         2,807        32,733
------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                  (1,430,454)     (333,376)   (1,976,468)     (897,890)
------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:

     Proceeds from sale of marketable securities          507,419            --       652,598        58,267
     Deposits - recovery                                  150,000            --        64,000            --
     Sale/(purchase) of fixed assets                      (18,398)           --       (21,046)       (4,387)
------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities       639,021            --       695,552        53,880
------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:

      Proceeds from options exercised                     110,500            --       235,500            --
      Proceeds from sale of common stock, net             105,199            --       380,921            --
     Payments of notes payable                           (548,711)           --      (752,461)           --
     Proceeds on issuance of notes payable                995,000       350,000     1,500,000       850,000
------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities:      661,988       350,000     1,363,960       850,000
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                              (129,445)       16,624        83,044         5,990
------------------------------------------------------------------------------------------------------------
Cash,  beginning of period                                230,578         8,924        18,089        19,558
------------------------------------------------------------------------------------------------------------
Cash,  end of period                                      101,133        25,548       101,133        25,548
------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                                TrackPower, Inc.

                          Notes to Financial Statements
                                 August 31, 1999

Summary of significant accounting policies

      Basis of presentation:

      The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position as of August 31, 1999 and February 28, 1999, and the results of operations and cash flows for the periods ended August 31, 1999 and 1998.

      Nature of business:

      The Company was organized June 30, 1993 under the laws of Wyoming. Prior to August 26, 1999, the Company operated under the name American Digital
Communications, Inc. The Company had intended to provide wireless two-way communications in the 220 mHz. band, and the Company held distribution rights for various Midland brand commercial land mobile radios and radio parts acquired in separate transactions during 1995 and 1996. During fiscal year 1998, the Company sold, sub-licensed or wrote off all remaining distribution rights. On January 15, 1998, the Company acquired the TrackPower trade name and other intellectual property rights. The TrackPower service, when fully implemented, will distribute live horse racing video to subscribers' homes via satellite and such subscribers will be able to place wagers interactively through the World Wide Web and television. The Company will not accept or place any wagering transactions but will deliver the wager to a state-licensed account wagering entity.

      Certain matters discussed in this Quarterly Report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's goals. The Company's actual results, performance, or achievements expressed or implied in such forward-looking statements may differ. For discussion of the factors that might cause such a difference, see "Management's Discussion and Analysis or Plan of Operations" in this Quarterly Report.

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

      Advertising costs:

      The Company expenses advertising as incurred. Advertising expense totaled approximately $137,395 in the six month period ended August 31, 1999.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

      Overview

      The Company relaunched the TrackPower service under the EchoStar Dishnetwork service on July 1, 1999. On August 29, 1999, the Company had 279 TrackPower subscribers and on October 11, 1999 had 905 subscribers. During the quarter ended August 31, 1999, the Company also began earning wagering commissions under its agreement with Penn National Gaming, Inc. ("Penn Gaming"). Subscription revenues and wagering commissions were insignificant during the quarter.

      The Company currently charges $19.99 per month or $125 per year for the TrackPower service and earns a fee of up to 4.75% of all wagering delivered to Penn National arising from TrackPower subscribers.

      The Company will continue to incur significant operating losses until a break-even level of subscribers is attained. Operating losses in recent quarters, prior to the launch of the TrackPower service, have been in the order of $400,000 to $500,000. The loss, excluding a non-cash guarantee fee, for the three month period August 31, 1999 has risen to approximately $1.4 million. The increase is attributable to fixed transponder fees of $400,000 per month required to provide the Trackpower service.

      Management has received a positive reaction to its new marketing campaign, begun in August 1999, but these efforts did not have an impact on the operating results for the three month period ended August 31, 1999. Management believes that the expanded, refocused marketing and advertising campaign, which began to show results in September, has put the Company on course toward a break-even level of operations.

      Results of operations:

      For the three month period ended August 31, 1999:

      Revenues for the three month period ended August 31, 1999 were $9,628 representing Midland royalty revenue of $1,569, TrackPower net subscription revenue of $3,845, wagering commissions of $562 and miscellaneous revenue of $3,653.

      The table below presents a monthly breakdown of subscribers, subscription, and wagering revenues.

                                           June          July         August
                                           ----          ----         ------

               Subscribers                  54           150            297

               Subscription revenue       $451        $1,009         $2,385
               Wagering commissions         --        $   66        $   496

      Operating expenses totaled $1,432,643 during the three month period ended August 31, 1999. Transponder fees were $900,000, general and administrative expenses were $377,831, wages and consulting costs totaled $79,812 and management fees to Simmonds Capital Limited ("Simmonds Capital") totaled $75,000. General and administrative expenses included $137,395 of advertising costs and $109,675 of legal fees incurred in connection with financing the growth of the Company. The Company is incurring EchoStar transponder fees of $400,000 per month, which began on July 1, 1999.

      Other expenses totaled $656,543 during the three month period ended August 31, 1999, and included a one time $649,500 guarantee fee, interest of $28,617, depreciation of capital assets and amortization of Midland distribution rights and TrackPower technology rights of

$13,220 and a gain of $34,794 on sales of marketable securities. The marketable securities sold were 199,000 Intek Global Corporation ("Intek") shares for net proceeds of $507,419. The sale represented the disposal of all remaining Intek shares. Proceeds from the sale were used to repay the remaining April and July 1998 notes payable.

      Simmonds Capital guaranteed the Company's performance under a satellite distribution services agreement with EchoStar. The Company issued four year warrants to purchase 1,000,000 common shares of the Company at $2.50 in return for the guarantee. The Company has estimated the cost of the guarantee at approximately $649,500.

      The Company recorded an unrealized holding loss on marketable securities of $10,549 during the three month period ended August 31, 1999. The loss is attributable to the decline in the market value, after adjusting for a one for five share consolidation, of Fifty Plus Network (formerly Ventel Inc.) shares from $1.36 to $0.67 during the quarter.

      The loss from operations during the three month period ended August 31, 1999 (prior to unrealized holding gains or losses on marketable securities) was $2,079,558 compared to a loss of $491,456 during the comparative period last year.

      For the three month period ended August 31, 1998:

      Revenues during the three month period ended August 31, 1998 were $3,118 representing royalty revenue from Midland distribution rights. Operating expenses were $370,758 and consisted of $151,106 in wages, consulting and management services agreements required for the development of the TrackPower business and $75,000 in management fees paid to Simmonds Capital and $144,652 various general and administrative expenses.

      Other expenses totaled $123,816 and consisted of $102,966 of interest and non-cash financing expenses and $20,850 of depreciation of capital assets and amortization of Midland distribution rights.

      The Company recorded an unrealized holding loss on marketable securities of $910,735 during the three month period ended August 31, 1998, due primarily to the decrease in the market value of Intek shares from $4.00 to $1.56 during the quarter.

      The net loss (prior to unrealized holding losses on marketable securities) for the three month period ended August 31, 1998 was $491,574 or a loss of $.02 per share.

      For the six month period ended August 31, 1999:

      Revenues for the six month period ended August 31, 1999 were $14,038 comprised of Midland distribution right royalties of $4,516, net TrackPower subscription revenues of $4,663, TrackPower wagering commissions of $562 and miscellaneous revenues of $4,297.

      Operating expenses for the six month period ended August 31, 1999 were $1,767,409 and were comprised of $1,000,000 in EchoStar transponder fees, general and administrative expenses of $450,085, wages and consulting costs of $167,324 and management fees paid to Simmonds Capital of $150,000.

      Other expenses for the six month period ended August 31, 1999 were $792,608, consisting of a one time $649,500 non cash guarantee fee, $113,375 of interest on notes payable and preferred shares, non-cash financing costs of $32,725, a net gain on sales of marketable securities of $28,463 and depreciation of capital assets and amortization of Midland distribution rights and TrackPower technology rights of $25,471.

      The one time non-cash guarantee fee represents the estimated value of a guarantee provided by Simmonds Capital on the Company's obligations under a satellite distribution services agreement with EchoStar.

      During the six month period ended August 31, 1999, the Company sold 256,800 Intek common shares for net proceeds of $635,903 and 270,000 Fifty Plus Network (formerly Ventel, Inc.) shares for net proceeds of $16,696. The net gain of sales of Intek shares was $29,587 and the loss on sales of Fifty Plus Network shares was $1,124.

      The net loss, prior to unrealized holding gains or losses on marketable securities, was $2,545,979.

      For the six month period ended August 31, 1998:

      Revenues during the six month period ended August 31, 1998 were $7,747 from Midland royalty distribution rights.

      Operating expenses during the six month period ended August 31, 1998, were $719,937 and consisted of $285,486 in wages and consulting costs, $150,000 in management fees paid to Simmonds Capital, $48,778 in one time costs involved in closing the Company's head office in Denver, and $235,673 in general and administrative expenses.

      Other expenses totaled $303,352 and consisted of $261,649 of interest and non-cash financing expenses and $41,704 of depreciation of capital assets and amortization of Midland distribution rights.

      The Company recorded an unrealized holding loss on marketable securities of $521,640 during the six month period ended August 31, 1998 due primarily due to a decrease in the market value of Intek shares from $2.97 to $1.56.

      The net loss (prior to unrealized holding losses on marketable securities) was $1,015,542 during the six month period ended August 31, 1998.

      Financial Condition

      Total assets decreased from $1,408,651 on May 31, 1999 to $744,786 on August 31, 1999. The decrease is attributable to the sale of the majority of the Company's marketable securities and continued operating losses.

      The value of marketable securities owned by the Company decreased from $493,492 at May 31, 1999 to $10,318 at August 31, 1999 due to the sale of all remaining 199,000 Intek common shares. At August 31, 1999 the Company's marketable securities consisted of 15,400 shares of Fifty Plus Network valued at a market price of $0.67 per share.

      Upon the migration of the TrackPower service from the SkyVista platform to the EchoStar Dishnetwork platform on July 1, 1999, $100,000 of the $150,000 deposit held by SkyVista was applied to the last months service with the remainder returned to the Company.

      During the three month period ended August 31, 1999 the remaining $391,250 of April and July 1998 notes payable were repaid from the proceeds of the sale of the Intek common shares. In addition, $157,461 of related party notes payable and $92,539 of related party accounts payable, held by Simmonds Capital, was converted into new five year convertible debt. Third parties subscribed for an additional $745,000 of convertible debt during the quarter. The new convertible notes are for a five year term, pay interest at 8% and are convertible into common shares of the Company at $1.25.

      During the three month period ended August 31, 1999 the number of commons shares outstanding increased from 27,911,578 to 29,152,068. The increase is attributable to 453,829 warrants and 786,667 options being exercised.

      The Company's shareholders equity deficit increased from $531,123 at May 31, 1999 to $1,756,031 at August 31, 1999. Management expects the deficit to continue to rise until break even levels of subscribers are achieved.

      Liquidity and Capital Resources

      The Company's ability to fund losses arising from costs and expenses exceeding revenue is connected to its ability to raise additional financing prior to achieving break even levels of subscribers. Thus far the Company has been successful in financing its growth. Initially, the Company borrowed amounts primarily by way of short term notes payable secured by the Company's marketable securities and secondarily through issues of new long term convertible notes.

      Simmonds Capital has provided two guarantees to the Company; the first being a general guarantee of all the obligations of the Company until March 1, 2000 and the second being the Company's obligations under the Transponder Encryption Services Corporation agreement. In exchange, Simmonds Capital received 1,000,000 warrants to purchase the Company's common stock at $2.50, valued at $649,500, and also received the option to convert the $1.5 million earnout, received in the January 1998 transaction, into 750,000 shares. The earnout was based on 10% of annual EBITDA up to a maximum of $1,500,000, after the Company's retained earnings become positive. Simmonds Capital has funded and will continue to fund day-to-day operating cash flow shortages.

      During the three month period ended May 31, 1999, the Company approved an issue of $1,250,000 of convertible long term notes during the first quarter. The notes are for a term of 5 years, pay interest at 8% and are convertible into common equity at $1.25. Prior to end of the first quarter $505,000 was received under these new notes. As of August 31, 1999 the new convertible long term notes were fully subscribed for. On September 28, 1999, the Company approved an issue of $2.4 million of new convertible long term notes, with a term of 5 years, interest at 8%, conversion privileges into common shares at $0.60 and warrants issuable upon conversion to purchase common shares of the company at anytime over the next two years at $0.75. At August 31, 1999 $250,000 of these notes had been subscribed for.

      Year 2000

      The Company is developing the new TrackPower technology to be Year 2000 compliant. The Company will, prior to consummating any new business agreements, require Year 2000 compliance certification from the contracting party.

      The incremental cost of Year 2000 compliance is not known at this time. However, the Company believes that the cost will not be significant due to the outsourcing philosophy of the majority of the operating task. If the systems of the Company's business partners are not Year- 2000 compliant as of December 31, 1999, the Company may be subject to material effects to its financial condition and results from operations.

                           PART II. Other Information

Item 1.Litigation.

The Company believes that it is not presently a party to any pending litigation or any proceeding contemplated by a government authority, the outcome of which could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

Item 2.Change in Securities and Use of Proceeds.

Not applicable.

Item 3.Defaults Upon Senior Securities.

Not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.

The Company held an Annual Meeting of Shareholders on Wednesday, August 25,
1999.

During the meeting the seven directors were elected for the upcoming year. The successful candidates were:

John G. Simmonds
Kenneth J. Adelberg
Charles Cernansky
J. Harry Dunstan
Ian MacDonald
Lawrence P. Aziz
Arnold K. Smolen

Other matters voted upon at the meeting were:

1. Ratification of Pannell Kerr Forster PC as the Company's independent auditors for the fiscal year ended February 28, 2000, and 2. Company name change from American Digital Communications, Inc. to TrackPower, Inc.

All matters were successfully passed.

Item 5.Other Information.

Not applicable.

Item 6.Exhibits and Reports on Form 8-K

(a)     Exhibits.

Exhibit

Page                                              Document
No.

3        Articles of Incorporation and Bylaws

3.01 Articles of Incorporation of Mont Rouge Resources, Inc. as filed with the New York Department of State on March 19, 1987. (incorporated by reference to Exhibit 3.1 to registration statement on Form S-1, File No. 33-6343)

3.02 Articles of Incorporation of the Company, as filed with the Wyoming Secretary of State on June 30, 1993 (incorporated by reference to
         Exhibit  3.1 to report on Form 8-K dated July 14,  1993

3.03 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to report on Form 8-K dated July 14, 1993)

4        Instruments Establishing Rights of Security Holders

4.01     Specimen Stock Certificate of the Company (incorporated by reference to
         Exhibit  4.1 to report on Form 8-K dated  July 14,  1993)

4.02 Form of Warrant issued by Registrant to various investors, dated as of April 17, 1998 (incorporated by reference to Exhibit 4.1 to report on Form 8-K, dated May 7, 1998).

10       Material Contracts

10.01 1993 Incentive Stock Option Plan of the Company dated July 15, 1993 (incorporated by reference to Exhibit 10.1 to report on Form 8-K dated July 14, 1993)

10.02 1993 Non-Statutory Stock Option Plan of the Company dated July 15, 1993 (incorporated by reference to Exhibit 10.2 to report in Form 8-K dated July 14, 1993).

10.03 1993 Employee Stock Compensation Plan of the Company dated July 15, 1993 (incorporated by reference to Exhibit 10.3 to report on Form 8-K dated July 14, 1993)

10.04 1993 Employee Stock Compensation Plan of the Company dated November 5, 1993 (incorporated by reference to Exhibit 10.4 to report on Form 8-K dated February 14, 1994)

10.05 Asset purchase agreement dated November 8, 1996 for the sale of certain licensing rights,by and between Simmonds Capital Limited, SCL Distributors (Western) Ltd., Midland International Corporation, and American Digital Communications, Inc. (incorporated by reference to
         Exhibit 10.41 of the Registrant's 10-KSB for the year ended February 28, 1997)

10.06 Agreement, dated January 15, 1998, between Simmonds Capital Limited and the Registrant (incorporated by reference to Exhibits 2 through 2.6 of the Registrant's Form 8-K, dated May 7, 1998)

10.07 Amended and Restated Global Secured Demand Promissory Note, dated July 28, 1998, in the principal amount of $850,000, issued by the Registrant in favour of Pellinore, for itself and as agent for certain investors (incorporated by reference

10.08 Amended and Restated Pledge Agreement, dated July 28, 1998, between the Registrant and Pellinore, for itself and as agent for certain investors (incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K dated September 10, 1998)

10.09 Placement Agent Agreement, dated July 28, 1998 between the Registrant and Pellinore, for itself and as agent for certain investors (incorporated by reference to Exhibit 1 of the Registrant's Form 8-K dated September 10, 1998)

*27      Financial Data Schedule

99       Additional Exhibits

99.01    Press Release dated September 21, 1999

*        Filed herewith.

(b) Reports Filed on Form 8-K

1.       Report on Form 8-K, dated July 21, 1999

                                   SIGNATURES

Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

DATE:  OCTOBER 15, 1999             BY:            /s/ John G. Simmonds
                                                   John G. Simmonds
                                                   President / CEO / Director
                                                   (principal executive officer)

DATE:   OCTOBER 15, 1999            BY:            /s/ Gary N. Hokkanen
                                                   Gary N. Hokkanen
                                                   Chief Financial Officer,
                                                   (principal financial officer)