Form 10QSB
period 1999-11-30
TRACKPOWER INC
filed 2000-01-14
CIK 819927

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

                For the Quarterly Period Ended November 30, 1999

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

                         YES  |X|                               NO |_|

The number of shares outstanding of each of the Registrant's class of common equity, as of December 17, 1999 are as follows:

            Class of Securities                             Shares Outstanding
       Common Stock, $.0001 par value                           31,945,959

================================================================================

                                TrackPower, Inc.


                                      INDEX


    PART I     Financial Information

    Item 1.    Financial Statements (unaudited)
                      Balance Sheet.......................................... 3
                      Statements of Operations and Comprehensive Income...... 5
                      Statements of Cash Flows............................... 6
                      Notes to Financial Statements.......................... 7

    Item 2.    Management's Discussion and Analysis or Plan of Operation..... 8


    PART II.   Other Information

    Item 1.    Litigation....................................................14

    Item 2.    Change in Securities and Use of Proceeds......................14

    Item 3.    Defaults Upon Senior Securities...............................14

    Item 4.    Submission of Matters to a Vote of Security Holders...........14

    Item 5.    Other Information.............................................14

    Item 6.    Exhibits and Reports on Form 8-K..............................14
                         A)  Exhibit Schedule
                         B)  Reports Filed on Form 8-K

    Signatures...............................................................17

                          PART I. Financial Information

Item 1.  Financial Statements


                                TrackPower, Inc.
                                  Balance Sheet
                                   (UNAUDITED)

ASSETS                                                November 30,  February 28,
                                                              1999         1999
                                                           -------     --------
Current Assets:
Cash                                                       41,690        18,089
Accounts receivable                                        40,081            --
   Notes receivable                                        10,764        10,764
   Inventory                                               70,928            --
   Marketable securities                                    6,545       616,880
   Other current assets                                     5,723           331
-------------------------------------------------------------------------------
Total current assets                                      175,731       646,064
-------------------------------------------------------------------------------
Property and equipment:
   Property and equipment                                 190,815       167,137
       Less: Accumulated depreciation                    (151,423)     (146,519)
-------------------------------------------------------------------------------
          Net property and equipment                       39,392        20,618

Other assets:
       Distribution rights, net of accumulated
       amortization                                       110,897       129,493
       Deposit on satellite uplink services                    --        64,000
       TrackPower trademarks and other intellectual
       property rights                                    363,550       378,491
-------------------------------------------------------------------------------
                                                          474,447       571,984
-------------------------------------------------------------------------------
            TOTAL ASSETS                                  689,570     1,238,666
-------------------------------------------------------------------------------

                See accompanying notes to financial statements.

                                TrackPower, Inc.
                                  Balance Sheet
                                   (UNAUDITED)

LIABILITIES AND SHAREHOLDERS' EQUITY                                               November 30,        February 28,
                                                                                           1999                1999
                                                                                           ----                ----
Current Liabilities:
   Accounts payable                                                                   1,222,582             339,106
   Accrued expenses                                                                      72,870              71,063
   Accrued interest                                                                      58,261              75,242
   Note payable                                                                              --             595,000
--------------------------------------------------------------------------------------------------------------------
       Total non-related party current liabilities                                    1,353,713           1,080,411

   Accounts payable - related parties                                                   332,379             407,319
   Accrued interest - related parties                                                        --              56,652
   Notes payable - related parties                                                       10,370              30,370
   Current portion note payable - related party                                              --             157,461
--------------------------------------------------------------------------------------------------------------------
       Total related party current liabilities                                          342,749             651,802
--------------------------------------------------------------------------------------------------------------------

       Total current liabilities                                                      1,696,462           1,732,213

Long term debt:
8% senior subordinated convertible debenture due June 10, 2004                        1,250,000
8% senior subordinated convertible debenture due October 31, 2004                     1,480,000                   -
--------------------------------------------------------------------------------------------------------------------

       Total liabilities                                                              4,426,462           1,732,213

Shareholders' equity:
   Convertible preferred stock, no par value,  unlimited shares authorized,           1,000,000           1,000,000
   (liquidation value $1,000,000)
   Common   stock,   $.0001  par  value;   unlimited   shares   authorized,               2,934               2,516
   29,340,401 shares, issued and outstanding on November 30, 1999 and 25,162,886 shares, issued and outstanding on February 28, 1999.
   Additional paid in capital                                                         7,813,954           7,169,700
     Common stock subscribed                                                              7,500               7,500
     Warrants issued for guarantee                                                      649,500                  --
   Accumulated deficit                                                              (13,239,937)         (8,688,619)
   Accumulated other comprehensive income                                                29,157              15,356
--------------------------------------------------------------------------------------------------------------------
       Total shareholders' equity                                                    (3,736,892)           (493,547)
--------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              689,570           1,238,666
--------------------------------------------------------------------------------------------------------------------

               See accompanying notes to financial statements.

                                TrackPower, Inc.
                Statements of Operations and Comprehensive Income
                                   (UNAUDITED)


                                                              Three Months Ended            Nine Months Ended
                                                                  November 30,                 November 30,
                                                             1999           1998            1999          1998
                                                             ----           ----            ----          ----
Revenue
    Royalties from distribution rights                       3,393          2,378          7,909         10,125
    Net subscription revenue                                25,489             --         30,152             --
    Wagering commissions                                     8,750             --          9,312             --
    Other revenue                                              133             --          4,430             --
---------------------------------------------------------------------------------------------------------------
    Total revenue                                           37,765          2,378         51,803         10,125

Operating expenses:
    TrackPower  - wages and consulting fees                194,756        112,178        362,080        397,664
    TrackPower  - mgmt fees related party                   75,000         75,000        225,000        225,000
    TrackPower  - transponder fees                       1,200,000             --      2,200,000             --
    Non-recurring Denver office costs                           --             --             --         48,778
      Advertising & marketing costs                        300,421             --        450,425             --
      General & administrative                             225,923         48,385        526,004        284,058
---------------------------------------------------------------------------------------------------------------
    Total operating expenses                             1,996,100        235,563      3,763,509        955,500

Loss from operations:                                   (1,958,335)      (233,185)    (3,711,706)      (945,375)

Other expenses:
    Interest on preferred shares                                --             --         67,500             --
    Interest                                                34,034         25,522         79,909             --
    Non-cash financing expense                                  --             --        682,225        287,170
    Realized gains on marketable securities                     --         (6,849)       (28,463)        (6,849)
    Depreciation and amortization                           12,970         20,850         38,441         62,554
---------------------------------------------------------------------------------------------------------------
    Total other expenses                                    47,004         39,523        839,612        342,875

Net loss                                                (2,005,339)      (272,708)    (4,551,318)    (1,288,250)
Other comprehensive income:
Unrealized holding (loss) gain on marketable                (3,773)       131,481         13,801       (390,159)
securities
---------------------------------------------------------------------------------------------------------------
Comprehensive loss                                      (2,009,112)      (141,227)    (4,537,517)    (1,678,409)
---------------------------------------------------------------------------------------------------------------

Net loss per share of common stock                           (0.07)         (0.01)         (0.16)         (0.07)
---------------------------------------------------------------------------------------------------------------

Weighted average number of common shares outstanding    29,199,151     25,127,886     28,133,203     24,897,330
---------------------------------------------------------------------------------------------------------------

               See accompanying notes to financial statements.

                                TrackPower, Inc.
                            Statements of Cash Flows
                                   (UNAUDITED)


                                                            Three Months Ended          Nine Months Ended
                                                              November 30,                November 30,
   Increase (Decrease) in Cash
                                                          1999           1998           1999          1998
                                                          ----           ----           ----          ----
-----------------------------------------------------------------------------------------------------------
Net cash used in operations
    Net loss                                           (2,005,339)     (272,708)   (4,551,318)   (1,288,250)
    Adjustments to reconcile net loss
      to net cash used in operating activities:
         Depreciation and amortization                     12,970        20,850        38,441        62,554
         Gain on sale of marketable securities                 --        (6,849)      (28,463)       (6,849)
     Changes in:
         Accounts receivable                              (19,464)           --       (40,081)           --
         Due to related parties                           (25,852)       (1,012)     (466,513)      (23,713)
         Inventory                                           (597)           --       (70,928)           --
         Other current assets                               1,723           300        (5,392)           --
         Accounts payable                                 686,466       195,713       883,476       183,525
         Accrued expenses                                   1,255           706         1,807       (57,891)
         Accrued interest                                  33,776            --       (16,981)           --
         Other accrued liabilities                             --        25,500            --        51,233
-----------------------------------------------------------------------------------------------------------
Net cash used in operating activities                  (1,315,062)      (37,500)   (4,255,952)   (1,079,391)
-----------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
      Proceeds from sale of marketable securities              --       135,576       652,598       193,843
      Deposits - recovery                                      --            --        64,000            --
      Sale/(purchase) of fixed assets                      (2,632)           --       (23,678)       (4,387)
-----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities       639,021       135,576       692,920       189,456
-----------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
      Proceeds from options exercised                      28,251            --       263,751            --
      Proceeds from sale of common stock, net                  --            --       348,196            --
      Warrants issued as guarantee fee                         --            --       649,500            --
      Non-cash financing expense                               --            --        32,725       144,001
      Proceeds/(repayment) of notes payable                    --            --      (437,539)      850,000
      Proceeds on issuance of convertible debentures    1,230,000            --     2,730,000            --
-----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities:    1,258,251            --     3,586,633       994,001
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                               (59,443)       98,076        23,601       104,066
-----------------------------------------------------------------------------------------------------------
Cash,  beginning of period                                101,133        25,548        18,089        19,558
-----------------------------------------------------------------------------------------------------------
Cash,  end of period                                       41,690       123,624        41,690       123,624
-----------------------------------------------------------------------------------------------------------

               See accompanying notes to financial statements.

                                TrackPower, Inc.

                          Notes to Financial Statements
                                November 30, 1999


Summary of significant accounting policies

         Basis of presentation

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position of the Company as of November 30, 1999 and February 28, 1999 and the results of operations and cash flows for the periods ended November 30, 1999 and November 30, 1998.

         Nature of business

         The Company was organized on June 30, 1993 under the laws of Wyoming. Prior to August 26, 1999, the Company operated under the name American Digital Communications, Inc. The Company had intended to provide wireless two-way communications in the 220 mHz. band, and the Company held distribution rights for various Midland brand commercial land mobile radios and radio parts acquired in separate transactions during 1995 and 1996. During fiscal year 1998, the Company sold, sub-licensed or wrote off all remaining distribution rights. On January 15, 1998, the Company acquired the TrackPower trade name and other intellectual property rights from Simmonds Capital Limited ("Simmonds Capital"). The TrackPower service, when fully implemented, will distribute live horse racing video to subscribers' homes via satellite and such subscribers will be able to place wagers interactively through the World Wide Web and television. The Company will not accept or place any wagering transactions but will deliver the wager to a state-licensed account wagering entity.

         Certain  matters  discussed  in this  Quarterly  Report may  constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's goals. The Company's actual results, performance, or achievements expressed or implied in such forward-looking statements may differ. For discussion of the factors that might cause such a difference, see "Management's Discussion and Analysis or Plan of Operation" in this Quarterly Report.

         Use of estimates

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

         Marketable securities

         The Company's marketable securities consist of unrestricted common stock of publicly traded companies. The securities are considered held for sale and therefore are recorded at the market value of the securities at the balance sheet date.

         Depreciation

         Office equipment, furniture and fixtures, including assets under capital leases, are stated at cost. Depreciation is computed over the estimated useful life of three years using the straight line method.

         Advertising costs

         The Company expenses advertising as incurred. Advertising expense totaled approximately $450,425 in the nine month period ended November 30, 1999.

         Amortization of intangibles

         The cost of the remaining Midland distribution rights, which have been sub-licensed to a third party, are being amortized over 10 years. However, due to uncertainty surrounding future revenues from the distribution rights, the Company uses the cost recovery method if that method produces a greater amount of amortization.

         The TrackPower trademark and other intellectual property rights are being amortized over 20 years, which is the period estimated by management to be the useful life of such rights.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

         Overview

         The Company relaunched the TrackPower service on four channels under the EchoStar DishNetwork service on July 1, 1999 with a subscription fee of $19.99 per month or $125 per annum. During the three month period ended August 31, 1999, the Company also began earning wagering commissions under its agreement with Penn National Gaming, Inc. ("Penn Gaming"). Subsequent to the end of the quarter ended November 30, 1999 and effective January 10, 2000, the Company reduced the number of channels to two and no longer charged a fee for the service.

         The decision to reduce the number of channels and eliminate the subscription fee was a significant step forward for the Company in response to changes in the marketplace. The reduction in channels has reduced the satellite transponder costs from $400,000 to $200,000 per month. Despite the reduction in the number of channels, the Company will effectively double the capacity of the previously-used four channel service by adding new switching and production equipment. The Company will now focus on marketing the wagering opportunity to horseracing fans. The free channels allow the Company access to a larger audience. The Company will also focus more resources on marketing its interactive WebTV(TM) and computer platforms expected to be available in February 2000.

         Television Games Network ("TVG"), a service similar to TrackPower which is also free of charge, was launched in the fall of 1999 on EchoStar's DishNetwork. TVG accepts wagering from three U.S. States. The Racing Network ("TRN"), also a similar service on EchoStar's DishNetwork, charges $24.99 and does not offer any wagering services. TrackPower's free channels will allow access to many of the TVG and TRN customers. TrackPower has launched an extensive marketing campaign offering the wagering opportunity to this audience.

         Management believes that the TrackPower service is oriented toward the more serious core wagerer and therefore has made the decision to focus on wagering by eliminating the subscription fee. Management is attempting to attract more core wagerers to subscribe to the TrackPower service and begin wagering through Penn Gaming, thereby increasing the amount of wagering commissions earned by the Company.

         The Company has also hired key spokespeople, such as D. Wayne Lukas, a top thoroughbred trainer, and John Campbell, a top harness racing driver, to promote the service and gain credibility with the horseracing fans. The Company has also hired a top handicapper and a well-recognized wagering consultant to assist in marketing the product to active heavy wagerers.
         The decision to reduce to two channels from four has reduced monthly fixed transponder fees from $400,000 to $200,000. Management is of the opinion that if the Company succeeds in accelerating the sign up rate of wagering account holders, a breakeven level of operations will occur sooner. In addition, due to the reduced costs the risk of the Company being unable to raise sufficient financing to fund interim operating losses has been reduced.

         In November 1999, management changed the marketing campaign to refocus on attracting bettors to the TrackPower service rather than attracting mass levels of satellite subscribers. The marketing campaign has a specific focus on attracting heavy wagerers. Initial plans include offering a loyalty program and running a large handicapping tournament, the TrackPower National Handicapping Challenge with a total purse of $200,000. Management believes that the key statistics that will measure the performance of the Company have shifted from number of satellite subscribers to wagering revenue and the number of wagering accounts, number of active account holders, and the amount wagered per active account.

         Results of operations

         For the three month period ended November 30, 1999

         Revenues for the three month period ended November 30, 1999 were $37,765, representing Midland royalty revenue of $3,393, TrackPower net subscription revenue of $25,489, wagering commissions of $8,750 and miscellaneous revenue of $133.

         Operating expenses totaled $1,996,100 during the three month period ended November 30, 1999. Transponder fees were $1,200,000, advertising and marketing costs were $300,421, general and administrative expenses were $225,923, wages and consulting costs totaled $194,756 and management fees to Simmonds Capital totaled $75,000. As described in the Overview section of this Form 10-QSB transponder fees have been reduced to $200,000 per month effective January 10, 2000.

         Other expenses totaled $47,004 during the three month period ended November 30, 1999, including interest of $34,034, depreciation of capital assets and amortization of Midland distribution rights and TrackPower technology rights of $12,970.

         The Company recorded an unrealized holding loss on marketable securities of $3,773 during the three month period ended November 30, 1999. The loss is attributable to the decline in the market value, after adjusting for a one for five share consolidation, of Fifty Plus Network (formerly Ventel Inc.) shares from $0.67 to $0.425 during the quarter. The Company held 15,400 Fifty Plus Network common shares at November 30, 1999.

         The net loss during the three month period ended November 30, 1999 (prior to unrealized holding gains or losses on marketable securities) was $2,005,339 and $2,009,112 after the unrealized holding loss on marketable securities.

         For the three month period ended November 30, 1998

         During the three month period ended November 30, 1998, the Company collected $2,378 on Midland distribution rights.

         The Company sold 87,400 Intek shares during the three month period ended November 30, 1998 at an average price of $1.47 for total proceeds of $128,327 representing a gain of $5,421. The Company also sold 70,000 Fifty Plus Network Inc. (formerly Ventel Inc.) shares at an average price of approximately $0.10 for total proceeds of $7,250, representing a gain of $1,428.

         Operating expenses for the three month period ended November 30, 1998 were $235,563 consisting of $112,178 in wages and consulting costs, $75,000 in management fees to Simmonds Capital and $48,385 in general and administrative costs.

         Financing costs totaled $25,522 during the three month period ended November 30, 1998, consisting primarily of interest.

         The closing trading value of the Company's investment in Intek common shares increased from $1.56 at August 31, 1998 to $1.84 at November 30, 1998 and the trading value of Fifty Plus Network, Inc. common shares closed at $0.52. Accordingly, the Company recorded an unrealized holding gain on marketable securities of $131,481 during the three month period ended November 30, 1998.

         During  the  three  month   period  ended   November   30,  1998,   the
comprehensive loss was $141,227 or $0.01 per share.

         For the nine month period ended November 30, 1999

         Revenues for the nine month period ended November 30, 1999 were $51,803, comprised of net TrackPower subscription revenues of $30,152, Midland distribution right royalties of $7,909, TrackPower wagering commissions of $9,312 and miscellaneous revenues of $4,430.

         Operating expenses for the nine month period ended November 30, 1999 were $3,763,509, comprised of $2,200,000 in EchoStar transponder fees, general and administrative expenses of $526,004, advertising and marketing costs of $450,425, wages and consulting costs of $362,080 and management fees paid to Simmonds Capital of $225,000.

         Other expenses for the nine month period ended November 30, 1999 were $839,612, consisting of a one time $649,500 non cash guarantee fee, $147,409 of interest on notes payable and preferred shares, non-cash financing costs of $32,725, a net gain on sales of marketable securities of $28,463 and depreciation of capital assets and amortization of Midland distribution rights and TrackPower technology rights of $38,441.

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

         The net loss for the nine month period ended November 30, 1999, prior to unrealized holding gains or losses on marketable securities, was $4,551,318.

         The  Company   recorded  an  unrealized   holding  gain  on  marketable
securities of $13,801 due to the appreciation in the market value of Fifty Plus Network shares from $0.33 on February 28, 1999 to $0.425 on November 30, 1999.

         The comprehensive loss for the nine month period November 30, 1999 was $4,537,517 or $0.16 per share.

         For the nine month period ended November 30, 1998:

         Revenues during the nine-month period ended November 30, 1998 were $10,125, consisting of Midland royalty revenues.

         Operating expenses, for the nine month period ended November 30, 1998 were $955,500 consisting of $397,664 in wages and consulting costs, $225,000 in management fees to Simmonds Capital, $284,058 in general and administrative costs and $48,778 of nonrecurring costs to close down the former head office.

         Other expenses totaled $342,875, during the nine month period ended November 30, 1998, and consisted of $287,170 in non-cash financing costs (common shares issued in connection with notes payable for the purpose of funding the operations of the company), a gain of $6,849 on the sale of marketable securities and depreciation of capital assets and amortization of Midland distribution rights totaling $65,554.

         During the nine month period ended November 30, 1998, the Company recorded an unrealized holding loss on marketable securities of $390,159 due to the decline in value of the Company's Intek and Fifty Plus Network shares.

         The comprehensive loss was $1,678,409, $0.07 per share, during the nine month period ended November 30, 1998.

         Financial Condition

         Total assets decreased from $744,786 on August 31, 1999 to $689,570 on November 30, 1999. The decrease is primarily the result of a $59,443 decrease in cash offset by a $3,773 reduction in the value of the Company's marketable securities.

         The decrease in cash during the three month period ended November 30, 1999 was caused by $1,258,251 of new funding being insufficient to offset the $1,315,062 used in operations and $2,632 in capital asset acquisitions.

         The value of marketable securities, which consists of 15,400 Fifty Plus Network common shares, decreased from $10,318 at August 31, 1999 to $6,545 at November 30, 1999. At November 30, 1999 the Company's marketable securities consisted of 15,400 shares of Fifty Plus Network valued at a market price of $0.425 per share.

         The working capital deficit, after adjusting for related party amounts, increased from $411,607 at August 31, 1999 to $1,177,982 at November 30, 1999. The change resulted from a significant increase in accounts payable relating to transponder fees.

         The Company's shareholders equity deficit increased from $1,756,031 at August 31, 1999 to $3,736,892 at November 30, 1999. The increase in the deficit during the current quarter is a result of $2.0 million comprehensive loss. Management expects the deficit to continue to rise until a break-even level of operations is achieved.

         Options   exercised  to  purchase  common  shares  of  the  Company  by management during the three month period ended November 30, 1999 totaled 188,333 shares for an increase in stockholders capital of $28,251.

         Liquidity and Capital Resources

         The Company's ability to continue to fund losses arising from costs and expenses exceeding revenue is connected to its ability to raise additional financing prior to achieving a break even level of operating results. The Company has and continues to raise funds primarily by issuing new convertible debt.

         At November 30, 1999 there were $2,730,000 outstanding in convertible debentures. Debentures totaling $1,250,000 issued on June 10, 1999 which were convertible into common shares of the Company at $1.25, were converted, on December 17, 1999, by special resolution of the Board of Directors at $.50 per share. At November 30, 1999 there was $1,480,000 face value in convertible debentures outstanding with conversion privileges at $.60 per share, which were also amended, by special resolution of the Board of Directors, to adjust the conversion rate to $.50. Both special resolutions were approved to assist management in raising sufficient financing to continue to fund the operating losses.

         As of January 14, 2000 the Company has received commitments for the issuance of $5,000,000 in new convertible debentures, of which $3,626,000 has been received by the Company.

         Simmonds Capital has provided two guarantees to the Company: a general guarantee of all the obligations of the Company until March 1, 2000 and a guarantee of the Company's obligations under the Transponder Encryption Services Corporation agreement. In exchange, during the quarter ended August 31, 1999, Simmonds Capital received 1,000,000 warrants to purchase the Company's common stock at $2.50, valued at $649,500, and also received the option to convert the $1.5 million earnout, received in the January 1998 transaction, into 750,000 shares. The earnout was based on 10% of annual EBITDA up to a maximum of $1,500,000, after the Company's retained earnings become positive. Simmonds Capital has funded and will continue to fund day-to-day operating cash flow shortages.

                           PART II. Other Information

Item 1.  Litigation.

         The Company believes that it is not presently a party to any pending litigation or any proceeding contemplated by a government authority the outcome of which could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

Item 2.  Change in Securities and Use of Proceeds.

         Not applicable.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5.  Other Information.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibit Schedule.

Exhibit Page No.                    Document
----------------                    --------

3                                   Articles of Incorporation and Bylaws
3.01                                Articles  of  Incorporation  of  Mont  Rouge
                                    Resources,  Inc.  as filed with the New York
                                    Department   of  State  on  March  19,  1987
                                    (incorporated by reference to Exhibit 3.1 to
                                    the Company's Registration Statement on Form
                                    S-1, File No. 33-6343)
3.02                                Articles of Incorporation of the Company, as
                                    filed with the Wyoming Secretary of State on
                                    June 30, 1993  (incorporated by reference to
                                    Exhibit 3.1 to the Company's  Report on Form
                                    8-K dated July 14, 1993)
3.03                                Bylaws  of  the  Company   (incorporated  by
                                    reference  to Exhibit  3.2 to the  Company's
                                    Report on Form 8-K dated July 14, 1993)
4                                   Instruments  Establishing Rights of Security
                                    Holders
4.01                                Specimen  Stock  Certificate  of the Company
                                    (incorporated
                                    by reference to Exhibit 4.1 to the Company's
                                    Report on Form 8-K dated July 14, 1993)
4.02                                Form of  Warrant  issued by the  Company  to
                                    various  investors,  dated as of  April  17,
                                    1998  (incorporated  by reference to Exhibit
                                    4.1 to the  Company's  Report  on Form  8-K,
                                    dated May 7, 1998)
10                                  Material Contracts
10.01                               1993  Incentive  Stock  Option  Plan  of the
                                    Company dated July 15, 1993 (incorporated by
                                    reference to Exhibit  10.1 to the  Company's
                                    Report on Form 8-K dated July 14, 1993)
10.02                               1993 Non-Statutory  Stock Option Plan of the
                                    Company dated July 15, 1993 (incorporated by
                                    reference to Exhibit  10.2 to the  Company's
                                    Report in Form 8-K dated July 14, 1993)
10.03                               1993 Employee Stock Compensation Plan of the
                                    Company dated July 15, 1993 (incorporated by
                                    reference to Exhibit  10.3 to the  Company's
                                    Report on Form 8-K dated July 14, 1993)
10.04                               1993 Employee Stock Compensation Plan of the
                                    Company dated November 5, 1993 (incorporated
                                    by   reference   to  Exhibit   10.4  to  the
                                    Company's  Report on Form 8-K dated February
                                    14, 1994)
10.05                               Asset Purchase  Agreement  dated November 8,
                                    1996  for  the  sale  of  certain  licensing
                                    rights,  by  and  between  Simmonds  Capital
                                    Limited,  SCL  Distributors  (Western) Ltd.,
                                    Midland   International   Corporation,   and
                                    American   Digital   Communications,    Inc.
                                    (incorporated  by reference to Exhibit 10.41
                                    of the  Company's  Form  10-KSB for the year
                                    ended February 28, 1997)
10.06                               Agreement,  dated January 15, 1998,  between
                                    Simmonds  Capital  Limited  and the  Company
                                    (incorporated  by  reference  to  Exhibits 2
                                    through 2.6 of the Company's Form 8-K, dated
                                    May 7, 1998)
10.07                               Amended and Restated  Global  Secured Demand
                                    Promissory Note, dated July 28, 1998, in the
                                    principal amount of $850,000,  issued by the
                                    Company  in favor of  Pellinore,  for itself
                                    and   as   agent   for   certain   investors
                                    (incorporated  by  reference to Exhibit 10.1
                                    of the  Company's  Report  on Form 8-K dated
                                    September 10, 1998)
10.08                               Amended and Restated Pledge Agreement, dated
                                    July 28, 1998,  between the  Registrant  and
                                    Pellinore,  for  itself  and  as  agent  for
                                    certain investors (incorporated by reference
                                    to Exhibit 10.2 of the Registrant's Form 8-K
                                    dated September 10, 1998)
10.09                               Placement  Agent  Agreement,  dated July 28,
                                    1998 between
                                    the Registrant and Pellinore, for itself and
                                    as agent for certain investors (incorporated
                                    by   reference   to   Exhibit   1   of   the
                                    Registrant's  Form 8-K dated  September  10,
                                    1998)

*27      Financial Data Schedule

99       Additional Exhibits

99.01    Press Release dated September 21, 1999

*        Filed herewith.

(b)      Reports Filed on Form 8-K

Report on Form 8-K dated July 21, 1999

                                   SIGNATURES

Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



DATE:  JANUARY 14, 2000                  BY: /s/ John G. Simmonds
                                            -----------------------------------
                                                John G. Simmonds
                                                President / CEO / Director
                                                (principal executive officer)


DATE:   JANUARY 14, 2000                 BY: /s/ Gary N. Hokkanen
                                            -----------------------------------
                                                 Gary N. Hokkanen
                                                 Chief Financial Officer,
                                                 (principal financial officer)