Form 10KSB
period 2000-02-29
TRACKPOWER INC
filed 2000-05-30
CIK 819927

As filed with the Securities and Exchange Commission on May 30, 2000

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For fiscal year ending February 29, 2000 Commission File No. 000-28506

                                TRACKPOWER, INC.
               (Exact name of registrant as specified in charter)

               Wyoming                               13-3411167
   (State or other jurisdiction )        (I.R.S. Employer Identification No.)
     67 Wall Street, Suite 2411                    (212) 804-5704
      New York, New York 10005            (Registrant's Telephone No. incl. area
  Securities registered pursuant to        Common Stock, par value $.0001 per
      Section 12(b) of the Act                           share

             Section 12
  Securities registered pursuant to
      Section 12(g) of the Act                            None


      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ( X ) No ( )

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ( ).

      For the fiscal year ended February 29, 2000, the Company's revenues were $159,775.

      Based on the closing high bid price on May 17, 2000, as reported by the National Association of Securities Dealer's Over The Counter electronic bulletin board, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $32,331,820.

      On May 17, 2000, the number of shares outstanding of the registrant's Common Stock was 35,071,805.

      Transitional Small Business Disclosure Format (Check One):    Yes (
)   No  ( X )

================================================================================

                                     Part I

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

      Item 1. Description of Business

      General

      TrackPower, Inc. (the "Company" or "Trackpower") was incorporated under the laws of the State of Wyoming on June 30, 1993. TrackPower's present business strategy and direction is to capitalize on the horseracing wagering industry by providing, via satellite, live video coverage of horseraces directly to the homes and workplaces of those who subscribe to our services in the United States. When fully implemented, these services would enable our subscribers to place wagers on horseraces using interactive television technology. TrackPower also hopes to expand the availability of its services to computers in the near future.

      TrackPower's live video services have been broadcast digitally since July 1, 1999 through Echostar's Dish Network(TM) ("Echostar") to Echostar's current subscribers. On July 9, 1999, an agreement was finalized between TrackPower and Penn National Gaming Inc. ("Penn National") under which Penn National will provide wagering services to TrackPower's subscribers. Agreements have also been entered into between TrackPower and eBet Limited ("eBet") to provide interactive wagering services.

      Trackpower's principal offices are located in New York at 67 Wall Street, Suite 2411, New York, NY 10005, telephone number (212) 804-5704 and Canada at 580 Granite Court, Pickering, Ontario L1W 3Z4, Canada, telephone number (905) 839-1430.

      Recent Developments

      On March 6, 2000 the Company entered into a letter of intent with Penn National and eBet whereby each of Penn National and eBet would either sell certain of their subsidiaries or contribute various assets, technologies, business operations, contracts and management agreements to the Company in exchange for shares of the Company's common stock.

      The letter of intent contemplates that eBet and Penn National would each receive 18,000,000 shares of the Company's common stock. In addition, eBet would receive warrants to purchase an additional 5,000,000 shares of common stock for $1.00 per share for a period of three years and Penn National would receive warrants to purchase an additional 1,000,000 shares of common stock for $1.00 per share for a period of three years. As part of these transactions, the warrants to purchase 5,000,000 shares of common stock which were issued to Penn under the July 9, 1999 agreement would be canceled.

   The proposed transactions are expected to involve:

      (1) The Company entering into an exclusive management contract with Penn National, effectively combining the Company's existing North American satellite broadcast operations with the existing telephone account wagering operations of Penn National. Pursuant to the management contract, the Company would likely be required to pay Penn National a royalty representing the historical level of cash flow generated from its previously existing telephone account wagering operations.

      (2) The Company purchasing a subsidiary of eBet to acquire contracts and licenses to operate certain of eBet's existing telephone account and Internet wagering operations; and

      (3) eBet granting the Company the exclusive worldwide license to certain Internet technologies for pari-mutuel wagering operations for horse and dog racing. eBet would retain the rights to use its technology for all other gaming and wagering applications.

      The current agreement between the parties contemplates that formal agreements be entered into by the parties in June, 2000.

      It is expected that eBet managing director Keith Cullen will assume the role of chief executive officer of TrackPower and Penn National and eBet will each be entitled to nominate one member each to TrackPower's board of directors. It is also expected that all of the current directors of Trackpower, other than John G. Simmonds, will resign from the Board of Trackpower.

      There can be no assurance that the transactions between the Company, Penn National and eBet will be consummated.

      In April, 2000, the Company acquired Harness Tracker and the web address www.harness.com. Harness Tracker is an Internet search program that enables members to search the USTA and CTA databases for information on selected horses that they are following. For a small monthly fee, members set up a list of horses they wish to follow, and the program searches the databases and returns the horse's next entry or recent result and then links the user to further information. This is a service that TrackPower can expand and build into a valuable attraction for both harness and thoroughbred players through its web portal strategy. This program is currently accessed through the website www.harness.com, which will provide TrackPower with the use of an effective web address for the harness racing industry.

      The Company has recently completed a specification for the development of a horseracing portal site. Initial development has begun on certain key features to the site and the Company plans to launch a full portal site later this year. Using the Internet as a core platform, the Company plans to offer live video and audio, detailed racing information, and access to eBet's secure, closed-loop subscription service to place a wager. These components are fundamental to a successful interactive horseracing site.

      The Company hopes to enhance these key features with other products and services, including both non-racing and racing features such as handicapping information, on-line horse sales, and other more general sports and financial information.

      Significant Developments in the Company's History

      The Company changed its name from American Digital Communications, Inc. on September 7, 1999. TrackPower is the successor to Mont Rouge Resources, Inc. ("Mont Rouge"), a New York corporation organized on March 19, 1987. Mont Rouge completed a small public offering in 1987 and in March 1988 acquired American Fidelity Holding Corporation, a Delaware corporation, in a stock-for-stock exchange. The acquisition was rescinded in 1989 and Mont Rouge became dormant until early 1993 when it was redomiciled to the State of Wyoming.

      In 1993 and 1994, TrackPower acquired a series of 220 Mhz licenses. The acquisition strategy was to aggregate as many licenses as possible in order to offer a low cost analog alternative to digital 800 and 900 Mhz spectrum. During 1997 the Company reviewed its strategic direction concerning the implementation of a 220 Mhz spectrum system as funding became very difficult. Based on certain developments occurring in the industry, TrackPower determined that it would be unable to operate an analog dispatch system effectively and profitably at the requisite scale. As a result, in 1998, management decided to take advantage of an opportunity to sell its tower sites and licenses to a large 220 Mhz aggregator and free up its investment in the 220 Mhz spectrum.

      Between December 1995 and November 1996, TrackPower acquired Midland Land Mobile Radio distribution rights from Simmonds Capital Limited ("SCL"). The rights included exclusive Midland 800 Mhz rights in the United States, exclusive international (defined as Mexico, South America, Pacific Rim, Australia, New

Zealand, Thailand and Southeast Asia) rights for all Midland radios and the rights to certain western Canadian provinces. During 1997 the Company was able to divest, by way of sale or sub-license, all of its Midland distribution rights except for a group of Midland radio rights known as "LTR" in the United States.

      In January 1998, the Company acquired certain development-stage assets of SCL, including the TrackPower trademark and other information and communications technology and contractual and intellectual property rights. As consideration therefore, the Company has agreed to issue to SCL $1.0 million of preferred stock of the Company (convertible at any time into common stock of the Company at $1.00 per share) and warrants to purchase 500,000 shares of common stock of the Company for $2.00 per share exercisable any time before January 31, 2001. The Company also agreed, subject to certain terms, to pay SCL an earnout of up to $1.5 million. The Company also assumed certain accounts payable and certain lease obligations of SCL and agreed to pay SCL a monthly fee for the services of those employees who became officers of the Company. The TrackPower service, when fully implemented, will distribute live horse racing video to subscribers' homes via satellite and such subscribers will be able to place wagers interactively through their television. The Company will not accept or place any wagering transactions, but intends to deliver the wager to a state licensed account wagering entity.

      In February 1998, the Company entered into a series of agreements with the Ontario Jockey Club ("OJC"), a horse racing institution, to design and develop the TrackPower service acquired from SCL. SCL had been partners with OJC in the development of a Multi-channel Multi-point Distribution System ("MMDS") wireless video version of the TrackPower business. The OJC project served as a pilot test of the TrackPower concept. During the pilot project the Company decided to change the method of video delivery from MMDS to a satellite based system with a footprint throughout North America.

      On February 10, 1999, the Company entered into an agreement with Loral Skynet (a subsidiary of Loral SpaceCom Corporation), pursuant to which Loral Skynet would supply the Company with technical services and channel capacity on the "Skynet Direct" Service. The TrackPower programming carried by "Skynet Direct" was added to a package of programming put together by EchoStar called "Sky Vista".

      On April 1, 1999, the Company launched the TrackPower service on the "Sky Vista" service. The Company believed that the Skynet relationship enabled the Company to launch the TrackPower service in a shorter period of time and with lower technical risk than would have been the case if the Company had built its own infrastructure, including a satellite uplink facility and a subscriber billing system.

      On June 4, 1999, the Company entered into an agreement with Transponder Encryption Services Corporation ("TESC", a subsidiary of EchoStar Satellite Communications Inc.) to have the TrackPower service broadcast under the broader coverage of EchoStar's Dish Network rather than the "Sky Vista" service. EchoStar's Dish Network has over 2.7 million subscribers, while Sky Vista had approximately 10,000. The TESC agreement is for a term of four years and allowed the Company to broadcast four full time horse racing video channels plus one data channel. The TrackPower service was migrated from the "Sky Vista" to EchoStar's Dish Network on July 1, 1999 and began carriage of the TrackPower service on four channels. The Company charged subscribers a fee of $19.99 per month or $125.00 per annum.

      On July 9, 1999, the Company entered into an agreement with Penn National pursuant to which Penn National would serve as the Company's exclusive wagering hub operator. Penn National is a licensed pari-mutuel racetrack operator which operates account wagering in compliance with Pennsylvania laws and also imports and exports simulcast signals with numerous harness and thoroughbred racetracks in North America. Pursuant to the agreement, Penn National would (i) process all wagers arising from TrackPower subscribers; (ii) provide the TrackPower service with all of Penn National's owned horse racing simulcasts; (iii) assist the Company in the execution of additional simulcast agreements; (iv) assist in the design of the Company's marketing plan; and (v) attempt to transfer existing Penn National account wagering customers to the TrackPower service. In addition, under the terms of the agreement, Penn National would pay the Company a wagering fee, of up to 4.75%, on all wagers processed from TrackPower subscribers. The Company issued warrants to purchase a total 5,000,000 shares of common stock at prices between $1.58 and $2.53 over the next five years, vesting at the rate of 1,000,000 warrants per year.

      In December 1999, the Company signed a 3-year exclusive services and marketing agreement with Post Time Technologies. Post Time builds and operates kiosks, which are installed at racetracks and provide bettors with an interactive interface to archived video replays and related information, such as results and times. The archives are searchable and provide a unique handicapping experience. The agreement allows the Company to utilize this technology for distribution through the Internet and on the WebTV platform. The Post Time product will provide TrackPower a branding and marketing opportunity at racetracks and at OTB's. The product is expected to generate significant traffic to the website and could eventually provide a significant revenue stream.

      On January 10, 2000, the Company reduced the number of channels to two and no longer charged a fee for the service. The decision to reduce the number of channels and eliminate the subscription fee was in response to changes in the marketplace. The reduction in channels reduced the satellite transponder costs from $400,000 to $200,000 per month. The free channels allowed the Company access to a larger audience.

      Industry Background

      A significant trend during the last two decades has been the increase in off-track wagering. The basis for this trend has been the desire for convenience. Wagering can occur without actually having to visit a racetrack. Most tracks import and export simulcast video of live horse racing from around the United States. Racetracks have found importing video of other tracks to their site or their off-track wagering facility useful in attracting incremental wagering.

      Reports indicate that pari-mutuel wagering on Thoroughbred racing in the United States during 1999 increased by approximately 4.6 per cent over the previous year, while combined North American wagering rose by approximately 4.4 per cent against 1998 returns. The gains are reported to have come from the off-track sector, which accounted for approximately 82.8 per cent of total US wagering. These developments suggest an increasing reliance placed on simulcasting and expanded networks of off-track betting outlets to generate pari-mutuel wagering revenues.

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

      Principal Product - the TrackPower Video Service

      It is the on-track to off-track trend that the Company wishes to capitalize on by providing the same video signal available in an off-track facility directly to the subscriber's home or place of work.

      TrackPower packages the same live video signals that are normally simulcast at other racetracks in the United States and distributes the signal to subscribers homes. TrackPower does not produce the signal but utilizes the existing track signal and redirects it to homes via a satellite service.

      TrackPower has a philosophy to broadcast "full cards", i.e. the signal begins with race one and is broadcast uninterrupted to the final race "sign off". The service is oriented to the serious horseracing enthusiast that would find jumping from race one at a given track to race two at an alternative track back to race three at the original track, undesirable. Management makes programming decisions when race signals time conflict.

      Distribution of the Principal Product

      Since July 1, 1999, the TrackPower service has been broadcast by Echostar's Dish NetworkTM, which has over 2.7 million current subscribers. TrackPower's live video is currently broadcast digitally via the Dish NetworkTM and, it is intended that TrackPower, will provide an additional channel of streaming video via broadband and 56K modems in the future. The Dish NetworkTM provides the Company with all billing, customer service, technical infrastructure and other assistance, as well as subsidized hardware which is available through EchoStar's 20,000 local dealers. The Dish NetworkTM also broadcasts over 230 other channels, which are available to TrackPower subscribers for additional monthly fees. In order to receive our TrackPower service, a subscriber must purchase an 18-inch Dish NetworkTM satellite dish and a Dish NetworkTM set-top box. The base model begins at $149.00, while the top model, the DISHPlayerTM, is available at $199.00. The DISHPlayerTM set-top box is a WebTV receiver in addition to a satellite receiver. It has a hard drive and will be used to interact with our service.

      The Company plans to expand the distribution of the TrackPower service in the future to as many methods as possible including other satellite platforms, cable and the Internet.

      Wagering Services

      On July 9, 1999, the Company finalized an agreement with Penn, pursuant to which Penn provides wagering services to our subscribers. Penn's wholly-owned subsidiary, Penn National Race Course, a licensed pari-mutuel wagering facility in the state of Pennsylvania, will accept the wagers through its existing phone wagering system. Penn has agreed to pay TrackPower a fee based on the gross wagering through Penn National Race Course from TrackPower subscribers in exchange for using the TrackPower video system and marketing their services to TrackPower subscribers.

      The Company's revenues from the TrackPower service will be from wagering commissions. Under pari-mutuel wagering, a state licensed wagering entity (Penn National, in the Company's case) retains a flat percentage from each accepted wager. The wagering entity pays all statutory taxes, and returns a portion to horsemen (in the form of purses). After these payments, a fee is normally paid to the simulcast signal originator and the remainder is retained by the wagering entity.

      With the TrackPower system, the wagering hub entity, Penn National, will pay the Company a fee for each wager accepted. The amount of the fee will differ depending on certain circumstances and contractual details. This fee can be as much as 4.75%.

      As described in Recent Developments above, the Company has signed a letter of intent that would merge the existing Penn telephone wagering system into the Company.

      Dependence on Wagering Revenues

      The monthly subscription fee was eliminated in January 2000 making wagering commissions the Company's current sole source of revenue. The marketing efforts of the Company have been refocused on large handicappers/bettors. Management believes that incremental marketing expenditures are best oriented to heavy wagerers who provide the Company with increased wagering commissions. Therefore, the Company at the moment is dependent on a relatively small group of heavy wagerers whose allegiance to the TrackPower service is conditional upon what competing telephone wagering operations are providing.

      The Company plans to diversify the revenue stream through the proposed merger described in Recent Developments.

      Content

      Currently the TrackPower service carries live signals from over thirty racetracks carrying either thoroughbred or standardbred (or both) horseracing. Tracks under contract are:

            Beulah Park             Harrington Raceway      Pocono Downs
            Canterbury Park         Hawthorne Race Course   Remington Park
            Charles Town Races      Hazel Park              Retama Park
            Colonial Downs          Little Brown Jug        River Downs
            Delaware Park           Louisiana Downs         Rockingham Park
            Delta Downs             Meadowlands             Sam Houston
            Evangeline Downs        Monmouth Park           Santa Anita
            Fair Grounds            Northfield Park         Sportsmans Park
            Fairmount Park          Northville Downs        Suffolk Downs
            Freehold Raceway        Ocean Downs             Tampa Bay Downs
            Garden State Park       Penn National           Thistledown
            Great Lakes             Plainridge


      Under the agreement with Penn National, the Company is dependent upon Penn National for racetrack content. Penn National provides the simulcast signal from its owned tracks and also provides access to other tracks' signals under which it is contracted. Penn National also assists in all additional North American track content agreements. Contracts are generally for a one year period.

      The Company plans to contract with other international tracks for the carriage of their signal on the TrackPower service in the future.

      Competition

      There are several competitors operating similar live horseracing video services.

      YouBet.com

      YouBet is a PC based service that accepts wagers from subscribers' computers over a virtual private network resembling a countrywide Intranet. Similar to the TrackPower service, the YouBet wagering occurs through a wagering hub based on a partnership with Ladbrokes in Pennsylvania. YouBet earns a percentage of wagering. YouBet has been in operation for several years and is believed to have several thousand subscribers. YouBet charges a nominal monthly fee and the subscriber must download software to their PC.

      Television Games Network (TVG)

      TVG is a single channel service carried on cable TV and beginning in the fall of 1999 also carried on EchoStar's Dish Network. TVG is free of charge within a "basic" package of services that the subscriber must pay a monthly fee for. TVG has developed a set top box with interactive features in order to process wagering transactions. TVG has content agreements with many major tracks.

      TVG is limited to one channel and is therefore using a rotation coverage method and does not provide uninterrupted full card simulcasting. In addition the rotation method limits the subscribers ability to maintain continuous contact with changes to wagering odds.

      The Racing Network (TRN)

      The TRN service is similar to the TrackPower service, in that there is close duplication of tracks carried and the service is available on EchoStar's Dish Network. There are four channels carried under the Dish Network service. TRN also broadcasts seven channels under a "TRN Direct" satellite service, which requires dedicated receiving equipment. TRN charges $24.99 per month for either service.

      TRN subscribers are free to channel any wagering transactions they wish to make with whatever wagering service they are familiar with. The partners in TRN include the Ladbrokes, the Ontario Jockey Club and Philadelphia Park. All three partners operate telephone account wagering services.

      Off-Shore Betting

      Numerous off-shore wagering web sites exist, many of which focus on betting on sports other than horseracing. Generally they do not provide a live racing signal. In the United States it is illegal to wager using these systems.

      Technology

      When fully implemented the TrackPower service will enable subscribers to place wagers on horseracing using interactive television technology. The TrackPower interactive wagering service will operate on a highly-secure, closed loop subscriber based network. The Company has outsourced most of the technology development required for the TrackPower service and will likely continue to do so in the future. EchoStar is currently responsible for providing all required technology and hardware for the continued operation and development of the video aspect of the service.

      Under the March 6, 2000 letter of intent with eBet, the Company will acquire a worldwide license to provide the interactive components of the TrackPower service, including the interactive wagering interface for both the computer and interactive television platforms. This will allow the Company to eliminate the capital expenditures and technical risk of developing the Company's' own interactive interface. The eBet interactive service is currently operating in New Zealand.

      Regulatory and Legal Issues

      New or existing federal or state statutes or regulations, including the Federal Wire Act, which is the statutory regime that applies to pari-mutuel wagering, or new interpretations under existing statutes or regulations, may have a material and adverse effect on the Company's business, operating results and financial condition.

      All 50 states currently have statutes or regulations restricting gaming activities, and three states have no gaming at all. In most states it is illegal for anyone either to accept or make a wager, with specific state-by-state statutory exceptions. The Federal Interstate Wire Act contains provisions which make it a crime for anyone in the business of gaming to use an interstate or international telephone line to transmit information assisting in the placing of wagers, unless the wagering is legal in the jurisdictions from which and into which the transmission is made. Other federal laws impacting gaming activities include the Interstate Horse Racing Act, the Interstate Wagering Paraphernalia Act, the Travel Act and the Organized Crime Control Act. Certain legislation is currently being considered in Congress and individual states in this regard. In addition, the United States Justice Department is in the process of taking action against selected companies that it deems to be operating without proper licensing and regulatory approval.

      The Company believes that its activities conform to those gaming laws and regulations as currently applied which are applicable to its activities. However, because there is very little clear statutory and case law authority, this conclusion is not free from doubt. The Company faces the risk of either civil or criminal proceedings brought by governmental or private litigants who disagree with the Company's interpretation of the applicable laws. Because there is little guiding authority, there is a risk that the Company could lose such lawsuits or actions and be subject to significant damages or civil or criminal penalties.

      The telephone account wagering systems, including Penn National's, conduct their business subject to the approval and sanction of state racing commissions. Within the United States, forty-two states permit some form of pari-mutuel wagering, eight specifically have legalized telephone account wagering.

      The Kyl Bill, which is currently under consideration, is designed to control wagering activity on the Internet. However, the Kyl Bill mainly targets off-shore casinos accepting bets over the Internet and any Internet service providers that facilitate this form of wagering. The Kyl Bill has specific exemptions for horse-race wagering, allowing telephone account wagering and simulcasting if conducted between states in which these activities are legal.

      Use of a United States satellite could subject the Company to the scope of the Federal Wire Act, which requires that common carriers terminate the services of any facility that may be operating in violation of the Federal Wire Act upon written notice from a federal, state or local law enforcement agency. Thus, for example, distribution via a United States satellite of live horseracing coverage, with associated wagering, could potentially be terminated upon demand by an appropriate law enforcement agency.

      Management

      Members of the management team have industry experience in broadcast communications, project management, marketing to the racing industry and other industries, as well as many years of participation in the racing industry through owning and breeding horses.

Item 2. Description of Property

      The Company has temporarily leased office space at 67 Wall Street, Suite 2411, New York, NY 10005. Certain officers of the Company maintain offices at 580 Granite Court, Pickering, Ontario, L1W 3Z4, Canada.

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

                  (Remainder of page left intentionally blank)

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      The Company's common stock trades in the over-the-counter market (symbol
TPWR) on the OTC Electronic Bulletin Board operated by the National Association of Securities Dealers, Inc. The table below sets forth the high and low bid quotations for the common stock for the fiscal years ended February 29, 2000 and February 28, 1999.

                          Fiscal Year Ended        Fiscal Year Ended
                              2/29/2000                2/28/99
                          High       Low             High      Low
                          ----       ---             ----      ---
First Quarter             3.07       .17             .375      .20
Second Quarter            3.968      .75             .28       .115
Third Quarter              .93       .47             .175      .08
Fourth Quarter            3.03       .46             .36       .08


      These quotations reflect only inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

      Shareholders

      On May 17, 2000, the Company had approximately 400 shareholders of record. The Company believes it has approximately 3,000 shareholders including holders whose securities are held in street name or nominee accounts.

      Dividends

      The Company has never paid a cash dividend on its common stock and does not expect to pay one in the foreseeable future. Payment of dividends in the future will depend on the Company's earnings and its cash requirements at that time.

Item 6. Management's Discussion and Analysis or Plan of Operation

      Overview

      During the year ended February 29, 2000, the Company launched the new TrackPower business. Prior to this point, the Company was considered a development stage enterprise. Although the TrackPower business has been launched, it has not yet reached maturity. As of February 29, 2000 the Company's costs exceed its revenues and the Company is reliant upon financing operating losses through the issuance of new debt or equity.

      Results of Operations

      For the year ended February 29, 2000

Revenues

      Revenues for the year ended February 29, 2000 were $159,775 compared to $14,413 in the prior year.

      The TrackPower video service was launched under the SkyVista service on April 1, 1999 and then relaunched July 1, 1999 under EchoStar's Dish Network. Revenues from net subscription fees totaled $46,336 during the year ended February 29, 2000. Subscription revenues were zero in the prior year. Effective January 10,2000 the Company eliminated the subscription fee in order to access increased levels of subscribers and to focus on wagering commissions.

      On July 9, 1999, the Company signed an agreement with Penn National pursuant to which the Company would earn wagering commissions from wagering delivered to Penn National and originating from TrackPower subscribers. Wagering commissions for the period July 1999 to February 2000 totaled $38,210. Wagering commissions in the prior year were zero.

      The Company earned $10,731 in royalty revenue during the year ended February 29, 2000, under a sub-license of Midland distribution rights to certain territories in western Canada. Royalties in the previous year were approximately the same at $11,375.

      During the year ended February 29, 2000 the Company sold its investments of 256,800 shares of Intek Global Corporation and 69,400 shares of Fifty Plus Network (formerly known as Ventel, Inc. and after a one for five share consolidation), and realized a gain of $60,068. In the prior year the Company sold 161,581 shares of Intek Global Corporation and 199,489 shares of Fifty Plus Network at a loss of $128,238.

      Miscellaneous revenues during the year ended February 29, 2000 were $4,430 compared to $3,038 in the prior year.

Costs and Expenses

      Costs and expenses, excluding losses on marketable securities and impairment losses on distribution rights, increased from $1,621,988 during the year ended February 28, 1999 to $7,437,305 during the year ended February 29, 2000, representing an increase of approximately $5.8 million. The increase is attributable to increases in the following cost categories: transponder fees - $3.0 million, advertising - $865,000, general and administrative costs - $534,000, non-cash financing expenses - $1,315,000 and wages & consulting fees - $92,000.

      The Company launched the TrackPower video service on April 1, 1999 and began to incur transponder fees. During the year ended February 29, 2000 transponder fees totaled $3,000,000, compared to zero in the prior year.

      Concurrent with the launch of the service the Company began to incur advertising costs. Advertising costs during the year ended February 29, 2000 were $865,480, the biggest single expenditure being $200,000 for a handicapping tournament during February 2000. The remainder of the costs were magazine advertising, trade show costs and other radio media type advertisements. Advertising costs in the prior year were insignificant.

      General and administrative costs rose from $290,631 during the year ended February 28, 1999 to $824,127 during the year ended February 29, 2000. The increase is the result of the launch of the TrackPower service during the year, travel, entertainment, communications, insurance and other similar operating costs were significantly higher than the prior year.

      Non-cash financing costs increased from $148,900 during the year ended February 28, 1999 to $1,463,893 during the year ended February 29, 2000. The increase is primarily attributable to the recognition of expenses for financial reporting purposes in connection with; the reduction in the conversion price on certain convertible debentures (valued at $781,668), and the issuance of warrants to purchase 1,000,000 common shares of the Company's common stock to Simmonds Capital Limited in exchange for Simmonds guarantee of the Company's obligations under the EchoStar satellite services contract (valued at $649,500).

      Professional fees, interest expense and depreciation and amortization were not significantly different from the prior year.

      The Company had a net loss of $7,277,530, or a loss of $0.25 per share during the year ended February 29, 2000. The Company had a net loss of $1,783,195 ($0.07 per share) in the prior year.

      The Company recorded an unrealized holding loss on marketable securities (prior to the realized loss described above) of $15,356 during the year. The comprehensive loss was $7,292,886 during the year ended February 29, 2000 and $1,911,971 in the prior year. Preferred stock dividends (to Simmonds Capital Limited) during the year ended February 29, 2000 were $60,000 ($67,500 in the prior year).

      Financial Condition

      During the year ended February 29, 2000, total assets decreased from $1,238,666 to $1,071,826. The decrease is primarily attributable to; a decrease in current assets resulting from the sale of the Company's marketable securities, and normal depreciation and amortization of the Company's office equipment, distribution and other trademark and intellectual property rights.

      The Company's liabilities increased from $1,732,213 at February 28, 1999 to $4,907,766 as at February 29, 2000. The increase is the result of the Company issuing $4,375,000 in new convertible debentures in fiscal 2000. These debentures are five year senior subordinated 8% notes, that are convertible at the option of the note holder into common shares of the Company at $0.50 per share. Upon conversion a warrant is issued to purchase another common share exercisable at $0.75 per share at any time over the next five years. All notes automatically convert to common shares at maturity. The Company has the option to repay in cash at any time.

      The stockholders' deficit increased from $493,547 at February 28, 1999 to $3,835,940 at February 29, 2000, representing an increase of approximately $3.3 million. The increase is the result of the fiscal 2000 operating loss, approximately $7.4 million offset by approximately $4.1 million in the issuance of common stock and warrants. Approximately $1.7 million in principal and interest related to a convertible debenture issued in June 1999 was converted to common shares of the Company in December 1999. The remainder of the increase in common share capital is primarily the result of warrants and options exercised, and non-cash financing activities.

      The Company's working capital ratio improved from 0.4 to 1.0 at February 28, 1999 to 1.0 to 1.0 at February 29, 2000. The working capital deficit swung from a deficit of $1,086,149 at the beginning of the year to positive working capital of $1,569. As described above the change is primarily a result of the Company raising new long term debt to reduce current liabilities.

      Liquidity and Capital Resources

      During fiscal 2000, the Company used $6,415,382 in cash from operating activities primarily as a result of the $7,277,530 operating loss for the year. Cash provided by investing activities during fiscal 2000 amounted to $666,193 and was primarily as a result of the proceeds from the sale of marketable securities. Cash provided by financing activities during fiscal 2000 amounted to $5,982,588 which resulted primarily from the proceeds from the sale of convertible debentures and the exercise of stock options.

      The revenues of the Company during the year ended February 29, 2000 were insignificant in comparison to the costs of the Company and therefore do not play a significant role in financing operations. Although the Company reduced monthly transponder fees from $400,000 to $200,000 in January 2000, the Company's operating costs continue to exceed its revenues. The continued development of the TrackPower business was financed during the current year by issuing new convertible securities and through the exercise of warrants and options. The Company continues to be successful in raising sufficient funds to offset operating losses, however there can be no assurance that this will continue.

      As of March 2000, the Company is subject to a merger letter of intent whereby a new combined international business will arise. The resulting business combination is expected to improve the operating loss position of the Company and also provide a new opportunity to recapitalize. The Company is also in discussions with third parties to make certain acquisitions that will also improve the operating results. Although, these discussions are proceeding well there can be no assurance that the Company will ultimately be successful in consummating any of these proposed transactions. In the event that these transactions do not proceed the Company will be forced to raise additional amounts by way of debt or equity in order to finance losses.

      The Company's future operating results are particularly dependent on its ability to develop, produce and market new and innovative products using the latest technologies. There are numerous risks inherent in this process, including the need for the Company to timely bring to market new products and applications to meet customers' changing interests.

      The Company will require additional capital over the next year in order to achieve its business plan. Failure to obtain such capital could adversely impact the Company's operations and prospects.

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

            The Company's operations may be adversely impacted by:

                  1. the effects of war or severe weather or other acts of God on the Company's operations, including disruptions of the satellites that transmit the horse races and the horse racing facilities;

                  2. the effects of a disruption in the Company's communications systems.

      Inflation

      The effect of inflation on the Company has not been significant during the last two fiscal years.

Item 7.  Financial Statements and Supplementary Data

      The financial statements of the Company as of February 29, 2000 and for each of the years in the two-year period ended February 29, 2000, are included as part of this report. An index to the financial statements appears at page 17.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Effective June 25, 1999, the Company engaged the firm of Pannell Kerr Forster PC ("PKF") as its independent auditors, and dismissed its former accountants, Causey, Demgen & Moore Inc. ("CDM").

      None of the reports of CDM on the financial statements of the Company for either of the two fiscal years ending February 28, 1999 and 1998, contained an adverse opinion, a disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles. However, CDM's report dated May 27, 1999 included a paragraph regarding substantial doubt about the Company's ability to continue as a going concern. During the Company's two fiscal years ending February 28, 1999 and 1998, and the subsequent interim period preceding the termination of CDM, there were no disagreements with CDM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of CDM would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. None of the reportable events listed in Item 304(B) of Regulation SB occurred with respect to the Company during the Company's two fiscal years ending February 28, 1999 and 1998, and the subsequent interim period preceding the termination of CDM.

      The Company's decision to dismiss CDM and to engage the firm of PKF was approved by the Board of Directors. The Company's decision to engage the firm of PKF was ratified by the shareholders of the Company.

                                    Part III

Item 9.  Directors and Executive Officers of the Registrant

      Information required by this Item will be set forth in either (i) the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders, or (ii) an amendment to this Report on Form 10-KSB/A, which in either case will be filed with the Securities and Exchange Commission not later than 120 days after February 29, 2000, and which information is incorporated herein by reference.

Item 10. Executive Compensation

      Information required by this Item will be set forth in either (i) the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders, or (ii) an amendment to this Report on Form 10-KSB/A, which in either case will be filed with the Securities and Exchange Commission not later than 120 days after February 29, 2000, and which information is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

      Information required by this Item will be set forth in either (i) the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders, or (ii) an amendment to this Report on Form 10-KSB/A, which in either case will be filed with the Securities and Exchange Commission not later than 120 days after February 29, 2000, and which information is incorporated herein by reference.

Item 12.  Certain Relationship and Related Transactions

      Information required by this Item will be set forth in either (i) the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders, or (ii) an amendment to this Report on Form 10-KSB/A, which in either case will be filed with the Securities and Exchange Commission not later than 120 days after February 29, 2000, and which information is incorporated herein by reference.

                                     Part IV

      Item 13.  Exhibits and Reports on Form 8-K

       (a)  Exhibits.

Exhibit                    Document
-------                    --------

1         Underwriting Agreement

1.1 Placement Agent Agreement, between Registrant and Pellinore Securities Corporation ("Pellinore"), dated April 17, 1998 (incorporated by reference to Exhibit 1 of the Registrant's Form 8-K dated May 7,
          1998).

2         Plan of Acquisition, Reorganization, Arrangement, Liquidation or
          Succession

2.01 Articles of Merger as filed with the New York Department of State on February 11, 1994 (incorporated by reference to Exhibit 2.1 to report on Form 8-K dated February 14, 1994).

2.02 Articles of Merger as filed with the Wyoming Secretary of State on February 14, 1994 (incorporated by reference to Exhibit 2.2 to report on Form 8-K dated February 14, 1994).

2.03 Agreement and Plan of Merger dated July 1, 1993 between the Company and Mont Rouge Resources, Inc. (incorporated as Exhibit A to Exhibit
          2.2 above).

3         Articles of Incorporation and Bylaws

3.01 Articles of Incorporation of Mont Rouge Resources, Inc. as filed with the New York Department of State on March 19, 1987. (incorporated by reference to Exhibit 3.1 to registration statement on Form S-1, File No. 33-6343).

3.02 Articles of Amendment of American Digital Communications, Inc. as filed with the Wyoming Secretary of State on September 7, 1999.*

3.03 Articles of Incorporation of the Company, as filed with the Wyoming Secretary of State on June 30, 1993 (incorporated by reference to
          Exhibit 3.1 to report on Form 8-K dated July 14, 1993).

3.04 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to report on Form 8-K dated July 14, 1993).

4         Instruments Establishing Rights of Security Holders

4.01 Specimen Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to report on Form 8-K dated July 14, 1993).

4.02 Form of Warrant issued by Registrant to various investors, dated as of April 17, 1998 (incorporated by reference to Exhibit 4.1 to report on Form 8-K, dated May 7, 1998).

4.03 Form of October, 1999 Debenture issued by Registrant to various investors.*

10        Material Contracts

10.01 1993 Incentive Stock Option Plan of the Company dated July 15, 1993 (incorporated by reference to Exhibit 10.1 to report on Form 8-K dated July 14, 1993).

10.02 1993 Non-Statutory Stock Option Plan of the Company dated July 15, 1993 (incorporated by reference to Exhibit 10.2 to report in Form 8-K dated July 14, 1993).

10.03 1993 Employee Stock Compensation Plan of the Company dated July 15, 1993 (incorporated by reference to Exhibit 10.3 to report on Form 8-K dated July 14, 1993).

10.04 1993 Employee Stock Compensation Plan of the Company dated November 5, 1993 ( incorporated by reference to Exhibit 10.4 to report on Form 8-K dated February 14, 1994).

Exhibit                    Document
-------                    --------

10.05 Asset purchase agreement dated November 8, 1996 for the sale of certain licensing rights, distribution rights, and right to acquire up to $1,000,000 in certain inventory by and between Simmonds Capital Limited, SCL Distributors (Western) Ltd., Midland International Corporation, and American Digital Communications, Inc. (incorporated by reference to Exhibit 10.41).

10.06 Agreement, dated January 15, 1998, between Simmonds Capital Limited and the Registrant (incorporated by reference to Exhibits 2 through 2.6 of the Registrant's Form 8-K, dated May 7, 1998).

10.07 Amended and Restated Global Secured Demand Promissory Note, dated July 28, 1998, in the principal amount of $850,000, issued by the Registrant in favor of Pellinore, for itself and as agent for certain investors (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K dated September 10, 1998).

10.08 Amended and Restated Pledge Agreement, dated July 28, 1998, between the Registrant and Pellinore, for itself and as agent for certain investors (incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K dated September 10, 1998).

10.09 Placement Agent Agreement, dated July 28, 1998 between the Registrant and Pellinore, for itself and as agent for certain investors (incorporated by reference to Exhibit 1 of the Registrant's Form 8-K dated September 10, 1998).

16        Letter on Change in Certifying Accountants

16.01 Letter of Causey, Demgen & Moore, dated March 24, 1998 (incorporated by reference to the Exhibit to the Registrant's report on Form 8-K, dated April 13, 1998).

16.02 Letter of Stark Tinter & Associates, LLC, dated May 13, 1998 (incorporated by reference to Exhibit 16 to the Registrant's report on Form 8-K, dated May 22, 1998).

16.03 Letter of Causey, Demgen & Moore, dated July 23, 1999 (incorporated by reference to Exhibit 16.1 to the Registrant's report on Form 8-K, dated July 23, 1999).

*27       Financial Data Schedule.


*     Filed herewith.

     (b) Reports on Form 8-K

            None




   (Remainder of page left intentionally blank)

                          Index to Financial Statements

Independent Auditors' Reports                                       F-2

Financial Statements:

      Balance Sheet                                                 F-4

      Statement of Operations and Comprehensive (Loss)              F-5

      Statement of Changes in Stockholders' Equity (Deficit)        F-6

      Statement of Cash Flows                                       F-7

Notes to Financial Statements                                       F-8



                                       F-1

                          Independent Auditor's Report



To the Stockholders and Board of Directors of TrackPower, Inc.


We have audited the accompanying balance sheet of TrackPower, Inc. (formerly American Digital Communications, Inc.) as of February 29, 2000 and the related statements of operations and comprehensive (loss), changes in stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TrackPower, Inc. as of February 29, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in notes 1 and 2 to the financial statements, the Company has recently emerged from its development stage, has suffered recurring losses from operations, and has sustained operations to date through the issuance of common stock and convertible debt and other securities, all of which matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                       PANNELL KERR FORSTER PC


New York, New York
April 20, 2000

                          Independent Auditor's Report



To the Stockholders and Board of Directors
American Digital Communications, Inc.
New York, New York


We have audited the accompanying statements of operations and comprehensive
(loss), changes in stockholders' equity (deficit), and cash flows of American Digital Communications, Inc. for the year ended February 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of American Digital Communications, Inc. for the year ended February 28, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in notes 1 and 2 to the financial statements, the Company was a development stage company at February 28, 1999 and has suffered recurring losses and at February 28, 1999, the Company has a working capital deficit of $1,086,149 and a stockholders' deficit of $493,547. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                   CAUSEY, DEMGEN & MOORE INC.


Denver, Colorado
May 27, 1999

                                TRACKPOWER, INC.

                                  Balance Sheet
                                February 29, 2000

                                     Assets

Current assets
   Cash and cash equivalents (note 2)                              $   251,488
   Accounts and other receivables                                       64,583
   Notes receivable                                                     10,764
   Prepaid transponder fees (note 6)                                   200,000
   Other                                                                 7,500
                                                                   -----------
            Total current assets                                       534,335
                                                                   -----------
Office equipment, at cost, net of accumulated
  depreciation of $126,230 (note 2)                                     29,709

Distribution rights, net of accumulated amortization
  of $143,260 (note 2)                                                 104,698

Trademarks and other intellectual property rights, net of
  accumulated amortization of $39,842 (notes 2 and 3)                  358,570

Deposits                                                                44,514
                                                                   -----------
            Total other assets                                         537,491
                                                                   -----------
            Total assets                                           $ 1,071,826
                                                                   -----------
                  Liabilities and Stockholders' Equity (Deficit)

Current liabilities
   Accounts payable (including $7,838 due to related
     parties)                                                      $  301,700
   Accrued expenses
      Interest                                       $    81,960
      Withholding tax                                     36,500
      Directors fees                                      43,000
      Other                                               59,236      220,696
   Note payable - related party (note 4)                               10,370
                                                                   ----------
            Total current liabilities                                 532,766

Convertible debentures (note 5)                                     4,375,000
                                                                   ----------
            Total liabilities                                       4,907,766
                                                                   ----------
Commitments and contingencies (notes 2, 10 and 12)

Stockholders' equity (deficit) (notes 3 and 9)
   Convertible preferred stock, no par value; unlimited
     shares authorized, 1,000,000 shares to be issued
     (liquidation value $1,000,000)                                 1,000,000
   Common stock, $.0001 par value; unlimited shares
     authorized, issued and outstanding, 33,795,959 shares              3,380
   Additional paid-in capital                                      11,254,329
   Accumulated (deficit)                                          (16,093,649)
                                                                  -----------
            Total stockholders' equity (deficit)                   (3,835,940)
                                                                  -----------
            Total liabilities and stockholders' equity (deficit)   $1,071,826
                                                                   ----------

See notes to financial statements


                                TRACKPOWER, INC.

                Statement of Operations and Comprehensive (Loss)

                                                                      Year Ended
                                                            ---------------------------
                                                            February 29,   February 28,
                                                               2000          1999
                                                            -----------    ------------
Revenues (notes 2 and 10)
   Wagering commissions                                    $    38,210    $         -
   Net subscription revenue                                     46,336              -
   Royalties received from distribution rights                  10,731         11,375
   Gain on sale of marketable securities                        60,068              -
   Other                                                         4,430          3,038
                                                           -----------    -----------
            Total revenues                                     159,775         14,413
                                                           -----------    -----------
Costs and expenses
   Wages and consulting fees                                   558,482        466,221
   Management fees (note 7)                                    300,000        300,000
   Transponder fees (note 6)                                 3,000,000              -
   Advertising and marketing                                   865,480            972
   Professional fees                                           217,733        187,159
   General and administrative                                  824,127        290,631
   Depreciation and amortization                                50,510         44,866
   Interest expense (notes 4 and 5)                            157,080        183,239
   Non-cash financing expenses (notes 5, 9 and 11)           1,463,893        148,900
   Impairment losses on distribution rights (note 2)                 -         47,382
   Loss on sale of marketable securities                             -        128,238
                                                           -----------    -----------
            Total costs and expenses                         7,437,305      1,797,608
                                                           -----------    -----------

            Net (loss)                                      (7,277,530)    (1,783,195)

   Preferred dividends (note 3)                                (60,000)       (67,500)
                                                           -----------    -----------
            Net (loss) applicable to common stockholders   $(7,337,530)   $(1,850,695)
                                                           -----------    -----------
   Basic and diluted net loss per share of common stock    $     (0.25)   $     (0.07)
                                                           -----------    -----------
   Weighted average number of common shares outstanding     28,889,640     24,486,000
                                                           -----------    -----------
                              Comprehensive (Loss)
Net (loss)                                                 $(7,277,530)   $(1,783,195)
Other comprehensive (loss)
   Unrealized holding (losses) (note 2)                        (15,356)      (128,776)
                                                             -----------  -----------
            Comprehensive  (loss)                          $(7,292,886)   $(1,911,971)
                                                           -----------    -----------

See notes to financial statements

                               TRACKPOWER, INC.

            Statement of Changes in Stockholders' Equity (Deficit)
           For Years Ended February 29, 2000 and February 28, 1999
                                                                                            Additional
                                              Preferred Stock            Common stock        Paid-in
                                           Shares        Amount      Shares        Amount    Capital
                                           ------        ------      ------        ------   ----------
Balance, February 28, 1998                 1,000,000  $ 1,000,000   24,113,624  $     2,412  $ 6,986,409
Issuance of common stock for
 subscriptions                                  --           --        164,262           16       34,479
Issuance of common stock in
conjunction with debt issuance                  --           --        500,000           50       94,950
Issuance of common stock in
conjunction with debt issuance                  --           --        385,000           38       53,862
Change in unrealized gain on
marketable securities                           --           --           --            --          --
Net loss for the year ended
 February 28, 1999                              --           --           --            --          --
                                         -----------  -----------  -----------  -----------  -----------
Balance, February 28, 1999                 1,000,000    1,000,000   25,162,886        2,516    7,169,700
Exercise of stock options                       --           --      3,225,000          323      617,802
Issuance of common stock in
private placement                               --           --        333,333           33       49,967
Debenture conversion to common
stock                                           --           --      4,042,200          405    2,509,538
Exercise of warrants                            --           --        453,829           45       97,655
Issuance of warrants for guarantee              --           --           --           --        649,500
Issuance of shares for consent fee              --           --        148,748           15       32,710
Common stock issued as dividend on
 6% preferred stock                             --           --        429,963           43       67,457
Common stock accrued as dividend on
 6% preferred stock (note 3)                    --           --           --           --         60,000
Adjustment to common stock subscribed           --           --           --           --           --
Change in unrealized gain on marketable
 securities                                     --           --           --           --           --
Net loss for the year ended
 February 29, 2000                              --           --           --           --           --
                                         -----------  -----------  -----------   ----------  -----------
Balance,  February 29, 2000               1,000,000   $ 1,000,000   33,795,959   $    3,380  $11,254,329
                                         -----------  -----------  -----------   ----------  -----------
                                                                       Accumulated
                                            Common                        Other
                                            Stock      Accumulated    Comprehensive
                                          Subscribed    (Deficit)     Income (Loss)     Total
                                          ----------    ---------     -------------     -----

Balance, February 28, 1998              $    41,995   $(6,905,424)    $  144,132     $1,269,524
Issuance of common stock for
 subscriptions                              (34,495)         --            --            --
Issuance of common stock in
conjunction with debt issuance                 --            --            --            95,000
Issuance of common stock in
conjunction with debt issuance                 --            --            --            53,900
Change in unrealized gain on
marketable securities                          --            --        (128,776)       (128,776)
Net loss for the year ended
 February 28, 1999                             --      (1,783,195)                   (1,783,195)
                                        -----------   -----------    ----------     -----------
Balance, February 28, 1999                    7,500    (8,688,619)       15,356        (493,547)
Exercise of stock options                      --            --            --           618,125
Issuance of common stock in
private placement                              --            --            --            50,000
Debenture conversion to common
stock                                          --            --            --         2,509,943
Exercise of warrants                           --            --            --            97,700
Issuance of warrants for guarantee             --            --            --           649,500
Issuance of shares for consent fee             --            --            --            32,725
Common stock issued as dividend on
 6% preferred stock                            --         (67,500)         --            --
Common stock accrued as dividend on
 6% preferred stock (note 3)                   --         (60,000)         --            --
Adjustment to common stock subscribed        (7,500)         --            --            (7,500)
Change in unrealized gain on marketable
 securities                                    --            --         (15,356)        (15,356)
Net loss for the year ended
 February 29, 2000                             --      (7,277,530)         --        (7,277,530)
                                        ------------   -----------    ----------    -----------
                                        $      -     $(16,093,649)    $     -       $(3,835,940)
                                        ------------ ------------     ----------    -----------

See notes to financial statements


                                TRACKPOWER, INC.

                             Statement of Cash Flows
                                                                           Year Ended
                                                                  -----------------------------
                                                                  February 29,     February 28,
                                                                     2000             1999
                                                                  -----------    --------------
Operating activities
   Net (loss)                                                   $ (7,277,530)    $ (1,783,195)
   Adjustments to reconcile net (loss) to net cash
    (used) in operating activities:
      Depreciation and amortization                                   50,510           44,866
      Impairment losses on distribution rights                             -           47,382
      (Gain) loss on sale of marketable securities                   (60,068)         128,238
      Issuance of common stock in conjunction with debt
conversion                                                           848,693                -
      Issuance of warrants for guarantee                             649,500                -
      Issuance of common stock for consent fee                        32,725                -
      Issuance of common stock in conjunction with debt
issuance                                                                   -          148,900
   Changes in:
      Accounts and other receivables                                 (64,583)               -
      Prepaid transponder fees                                      (200,000)               -
      Other current assets                                            (7,169)            (331)
      Accounts payable                                              (452,225)         466,420
      Accrued expenses                                                64,765          103,470
                                                                 -----------     ------------
            Net cash (used) in operating activities               (6,415,382)        (844,250)
                                                                 -----------     ------------
Investing activities

   Purchase of office equipment                                      (14,885)         (16,002)
   Decrease (increase) in deposits                                    19,486          (64,000)
   Note receivable                                                         -           (2,216)
   Proceeds from sale of marketable securities                       661,592          335,950
                                                                 -----------     ------------
             Net cash provided by investing activities               666,193          253,732
                                                                 -----------     ------------
Financing activities
   Proceeds from convertible subordinated debentures               5,663,013                -
   Payment of capital lease obligations                                    -           (5,951)
   Payments of notes payable                                        (446,250)        (255,000)
   Borrowings under notes payable                                          -          850,000
   Proceeds from issuance of common stock                             50,000                -
   Proceeds from exercise of options                                 618,125                -
   Proceeds from exercise of warrants                                 97,700                -
                                                                 -----------     ------------
             Net cash provided by financing activities             5,982,588          589,049
                                                                 -----------     ------------
             Increase (decrease) in cash and cash equivalents        233,399           (1,469)
Cash and cash equivalents, beginning of year                          18,089           19,558
                                                                 -----------     ------------
Cash and cash equivalents, end of year                          $    251,488     $     18,089
                                                                 -----------     ------------
Supplemental disclosure of cash flow information
   Cash paid for interest                                       $     92,962     $     91,639
                                                                 -----------     ------------
Noncash activities:
   During fiscal 2000, the Company issued 429,963 shares of its common stock in payment of dividends due on its preferred stock.

   During fiscal 2000, the Company issued 4,042,200 shares of its common stock upon conversion of long-term debt which amounted to $1,728,275 in principal and interest.

   During fiscal 2000, $261,987 of notes and accrued interest payable were converted into subordinated debt.

   During fiscal 1999, the Company issued common stock for debt issuance costs of $148,900.

See notes to financial statements

                                TRACKPOWER, INC.

                          Notes to Financial Statements
                                February 29, 2000

Note 1 - Organization and business

TrackPower, Inc., formerly American Digital Communications, Inc., (the Company) was incorporated under the laws of the State of Wyoming on June 30, 1993. The Company had intended to provide wireless two-way communications in the 220 mHz. band, and the Company held distribution rights for various Midland brand commercial land mobile radios and radio parts acquired in separate transactions during 1995 and 1996. During fiscal 1998, the Company sold, sub-licensed or wrote off all remaining distribution rights. On January 15, 1998, the Company acquired the TrackPower trade name and other intellectual property rights from Simmonds Capital Limited ("Simmonds"), a major shareholder of the Company (see note 3). The Company's present business strategy and direction is to capitalize on the horseracing trend toward off track wagering by providing a live horseracing video signal directly to homes and workplaces in the United States. The live horseracing video signal is currently transmitted via satellite and the Company hopes to expand video distribution via other sources such as cable and the internet. The Company receives a wagering commission for all wagering by TrackPower customers delivered to a state-licensed account wagering entity. The Company does not accept or place any wagering transactions. When fully implemented the wager will be placed through interactive television technology.

The Company's live video services have been broadcast digitally since July 1999 through the Echostar Dish Network (Echostar) to Echostar's current subscribers. At that time, an agreement was finalized between the Company and Penn National Gaming Inc. (Penn) under which Penn provides wagering services to the Company's subscribers. In connection with this wagering agreement the Company issued 5,000,000 warrants to Penn (see note 9). Agreements have also been entered into between the Company and eBet Limited (eBet) to provide interactive wagering services.

Prior to fiscal 2000, the Company was considered to be in its development stage. Additionally, in August 1999 the Company changed its name from American Digital Communications, Inc. to TrackPower, Inc.

In March 2000 the Company entered into a letter of intent with Penn and eBet. Under the terms of the letter of intent, Penn and eBet will contribute various assets, technologies, business operations, contracts and management agreements to the Company in exchange for common stock (see note 12).

Note 2- Summary of significant accounting policies

a.    Basis of presentation

The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred significant losses and at February 29, 2000, the Company had an accumulated (deficit) of $(16,093,649). As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

Since inception the Company has supported operations through the issuance of common stock and convertible debt and other securities. During fiscal 2000, the Company began executing its business plan through the launching of live video and wagering services. Additionally, during 2000 the Company entered into a letter of intent with Penn and eBet (see note 12), which will combine the existing video distribution business currently operated by the Company with telephone wagering accounts in the United States and New Zealand. Management believes that the combined business will be successful and will provide significantly higher levels of operating cash flow.

                                TRACKPOWER, INC.

                                February 29, 2000

The continued operations of the Company are dependent upon its ability to raise additional capital, achieve market acceptance of its service, expand operations, compete effectively against competitors, and retain key personnel. Additionally, regulatory and/or legal issues may arise which could restrict or eliminate the Company's means of conducting business.

All of these matters raise substantial doubt about the Company's ability to continue as a going concern. However, as a result of the recapitalization of the combined business (see note 12) management believes it has positioned itself for successful international expansion and the acquisition of complementary businesses in the year 2000.

b.    Use of estimates

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

c.    Revenue recognition

Revenue is recorded when earned and consists of:

      Subscription revenue

      The Company charged a subscription fee of $19.99 per month or $125 per annum for providing service on four channels under the Echostar Dish Network. Effective January 2000, the Company reduced the number of channels to two and, in an attempt to gain wider distribution of the signal, no longer charged a fee for the service.

      Wagering commissions

      During fiscal year 2000, the Company entered into an agreement with Penn, a state licensed wagering entity, under which the Company receives commissions of up to 4.75% of all wagers placed with Penn by the Company's subscribers. Under the terms of the letter of intent with Penn and eBet (see note 12), the wagering commissions will increase up to approximately a maximum of 10%.

d.    Marketable securities

The Company's marketable securities consisted of unrestricted common stock of publicly traded companies. The securities were considered "available for sale" and therefore had been recorded at market value at the balance sheet date with unrealized gains (losses) included as a separate component of stockholders' equity (deficit). During fiscal 2000, the Company sold all of its marketable securities.

e.    Depreciation

Depreciation of office equipment is computed over its estimated useful lives ranging from three to five years using the straight-line method.

                                TRACKPOWER, INC.

                                February 29, 2000

f.    Amortization of intangibles

The cost of distribution rights, which have been sub-licensed to a third party (see note 10), are being amortized on a straight-line basis over 10 years. The Company uses the cost recovery method if that method produces a greater amount of amortization.

The TrackPower trademark and other intellectual property rights (see note 3) are being amortized over 20 years, which is the period estimated by management to be the useful life of such rights.

Amortization expense on all intangible assets during fiscal 2000 and 1999 amounted to $44,716 and $44,718, respectively.

g.    Measurement of intangibles impairment

The Company annually reviews the amount of recorded intangible assets for impairment. If the sum of the expected cash flows from these assets is less than the carrying amount of these assets, the Company will recognize an impairment loss in such period. During fiscal 2000 no writedowns were required, while in fiscal 1999 a writedown of $47,382 in distribution rights was provided.

h.    Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". Deferred taxes are provided for the temporary differences between the financial reporting basis and the tax reporting basis of the Company's assets and liabilities. A valuation allowance is recorded for deferred tax assets when management determines it is more likely than not that such assets will not be realized.

i.    Fair value of financial instruments

Cash, accounts and notes receivable, accounts payable, accrued expenses, notes payable and convertible debentures are carried in the financial statements at amounts which approximate fair value.

j.    Advertising costs

The Company expenses the costs of advertising and marketing as incurred. Advertising and marketing expense amounted to $865,480 and $972 for fiscal 2000 and 1999, respectively.

k.    Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers cash and all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

l.    Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality financial institutions. At times during the year, the balance at one financial institution exceeded insured limits.

                                TRACKPOWER, INC.

                                February 29, 2000

m.    Net loss per share

Basic net loss per common share is based on the weighted average number of shares outstanding during each period presented. Convertible securities and options to purchase common stock are included as common stock equivalents only when dilutive. Potential common stock equivalents totaling 14,108,154 shares have been excluded from dilutive loss per share as the effects of such shares would have been antidilutive.

n.    Accounting for stock options

All stock options that have been granted by the Company to employees have been at or above the fair market value of the Company's common stock at the time of grant. As a result, no compensation expense or other accounting relating to the Company's stock options issued has been required to be recorded within the financial statements of the Company.

The foregoing accounting is in accordance with Accounting Principles Board Opinion No. 25 (APB Opinion No. 25) and related interpretations. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123). The Company has included in note 9 the impact of the fair value of employee stock-based compensation plans on net loss and net loss per share on a pro forma basis for awards granted pursuant to SFAS 123.

o.    Reclassification

Certain reclassifications have been made to the fiscal 1999 financial statements to conform to the fiscal 2000 presentation.

Note 3 - Acquisition of TrackPower trademarks and other intellectual property rights

In January 1998, the Company acquired the TrackPower trade name and other intellectual property rights from Simmonds, a stockholder of the Company. As consideration for the assets acquired, the Company (1) agreed to issue 1,000,000 shares of convertible preferred stock which is convertible at the option of the holder into 1,000,000 shares of common stock (valued at $98,438) and (2) assumed accounts payable of $299,974. Accordingly, the value of the acquired intangibles had been recorded at $398,412 during fiscal 1998. In connection with the transaction, the Company also agreed (1) to issue warrants to purchase an additional 500,000 common shares of the Company exercisable at $2 per share until January 31, 2001 and (2) to pay a royalty fee of 10% of the Company's annual earnings before interest, taxes, depreciation and amortization (not to exceed $1,500,000) commencing when the Company's retained earnings position becomes positive. In fiscal 2000, Simmonds received the option to receive payment of royalty fees in the form of common shares (see note 11). The preferred stock is convertible into common stock of the Company at $1 per share at any time, has a cumulative dividend rate of 6% for the first two years and 7% thereafter, payable semi-annually in shares of the Company, is redeemable at the Company option only for $1,000,000. At February 29, 2000, cumulative dividends accrued on the preferred stock amounted to $60,000 which is payable in shares of the Company's common stock (estimated to be 70,404 shares). The accrued dividend on the preferred stock amounting to $67,500 at February 28, 1999 was paid during fiscal 2000 by the issuance of 429,963 shares of common stock.

Note 4 - Short-term note payable

The Company's short-term note payable consists of a 9% note payable to a stockholder.

                                TRACKPOWER, INC.

                                February 29, 2000

Note 5 - Convertible debentures

8% Senior Subordinated Convertible Debentures (maximum issuance:  $5,000,000)

During fiscal 2000, the Company issued subordinated convertible debentures in the principal sum of $4,675,000. The debentures bear interest at 8% per annum, payable annually on October 31, commencing on October 31, 2000, and mature October 31, 2004. The debentures are automatically convertible into common stock of the Company upon maturity, at the rate of $0.50 per share. The debentures may also be converted at the option of the Company, as defined, or the holder. Upon conversion, each share of common stock will be accompanied by a three year warrant to purchase common stock at $0.75 per share. Three noteholders chose to convert their notes totaling $300,000 to 600,000 shares of common stock.

8% Senior Subordinated Convertible Debentures (maximum issuance:  $1,250,000)

During fiscal 2000, the Company issued subordinated convertible debentures in the principal sum of $1,250,000. The debentures bear interest at 8% per annum, payable annually on June 10, commencing June 10, 2000. As an inducement to the noteholders to convert their notes, the Board of Directors approved a resolution whereby the conversion price was reduced from $1.25 to $0.50 per share of common stock. In December 1999, all the noteholders converted their notes, including accrued interest, aggregating $1,302,778 to 2,605,558 shares of common stock and received 1,042,220 warrants to purchase common stock at the rate of $2.50 per share. In connection with the conversion, the Company recorded an expense amounting to $781,668 attributable to the fair value of the common stock issued upon the conversion over the fair value of the common stock issuable under the original conversion terms. This expense is included in non-cash financing expenses in the accompanying statement of operations and comprehensive (loss) and as an increase in additional paid-in capital for fiscal 2000.

Note 6 - Transponder fees

In June 1999, the Company signed an agreement with Transponder Encryption Services Corporation to move the TrackPower service to the Echostar Dish Network, which has substantially more existing subscribers. The Company then relaunched the TrackPower services under the Echostar Dish Network in July 1999. This agreement provided for a base monthly fees of $400,000 for four channels per month, plus a portion of revenues to be paid to EchoStar for the four-year term of the agreement. Effective January 2000 the number of channels was reduced to two and the monthly fees under this agreement were reduced to $200,000. Simmonds Capital Limited has guaranteed the Company's obligations under this agreement (see note 11).

Note 7 - Related party transactions

Periodically, the Company advances funds and pays expenses on behalf of related parties and funds are advanced and expenses are paid by related parties on behalf of the Company. These transactions result in non-interest bearing payables or receivables to related parties. At February 29, 2000 and February 28, 1999, net payables to related parties amounted to $7,838 and $407,319, respectively.

In January 1998, the Company purchased the TrackPower trade name and other intellectual rights from Simmonds (as described in note 3) and entered into a management agreement which calls for the payment of $25,000 per month for services to be performed by certain employees of Simmonds.

During fiscal 2000, the Company paid $43,000 to two directors of the Company for consulting and advertising services.

                                TRACKPOWER, INC.

                                February 29, 2000

Note 8 - Income taxes

The temporary differences between financial reporting and income tax purposes, are primarily net operating loss carryforwards and start-up costs capitalized for income tax purposes (net of amortization).

As of February 29, 2000, the deferred tax assets and valuation allowances are summarized as follows:

                      Start-up costs                        $   165,119
                      Operating loss carryforwards            5,439,344
                      Valuation allowance                    (5,604,463)
                                                            -----------
                                                            $         -
                                                            -----------

A full valuation allowance has been established against the deferred tax assets, as utilization of the loss carryforwards and realization of other deferred tax assets cannot be reasonably assured. The $2,422,463 change in the valuation allowance between fiscal 1999 and 2000 is primarily due to an increase in the operating loss carryforward in fiscal 2000.

The Company has available net operating loss ("NOL") carryforwards of approximately $14,600,000 resulting from accumulated operating losses through fiscal 2000. The NOL carryforwards for tax reporting purposes expire in various amounts through the year 2020. The Company believes that an "Ownership Change" occurred in fiscal 1997 within the meaning of Section 382 of the Internal Revenue Code. Under this ownership change, utilization of NOL's incurred by the Company through fiscal 1997 amounting to approximately $3,400,000 will be limited to approximately $440,000 annually.

The use of all the Company's net operating loss carryforwards could be further limited if additional changes in ownership, as defined under Section 382, occur.

Note 9 - Stockholders' equity

The Company has the authority to issue an unlimited number of shares of common stock, par value $.0001 per share and an unlimited number of shares of preferred stock, no par value. As of February 29, 2000, there were 33,795,959 shares of common stock issued and outstanding and 1,000,000 shares of preferred stock outstanding.

During fiscal 2000, the Company issued 148,748 shares of its common stock to noteholders in exchange for their consent to allow the sale of additional common stock and to change the form of the promissory notes to make them convertible into shares of common stock at the holders option. The fair value of this transaction was estimated at $32,725, which is included in non-cash financing expenses in the accompanying statement of operations and comprehensive (loss) for fiscal 2000.

In addition to the conversion of subordinated convertible debentures into common stock, as described in note 5, on March 31, 1999, certain of the noteholders chose to convert their notes to shares of common stock and additional warrants. Principal and interest amounting to $125,497 was converted to common stock and warrants to purchase an equal amount of shares at $0.15 per share expiring in one year were also issued. A total of 836,642 shares of common stock and warrants to purchase 836,642 common shares were issued to convert the debt.

In fiscal 2000, the Company issued 333,333 shares of common stock to Simmonds in a private placement at $0.15 per share.

                                TRACKPOWER, INC.

                                February 29, 2000

During April and July 1998, the Company raised gross proceeds of $500,000 and $350,000, respectively, in debt offerings including $95,000 from related parties. The notes were due on demand with interest at 12% per annum and the Company's marketable securities were pledged as collateral. As part of the offering, the Company issued 850,000 shares of its common stock to the noteholders and warrants to purchase 850,000 shares of its common stock exercisable at $0.30 per share for a five-year period. Offering expenses amounted to $66,425 in cash plus 35,000 shares of the Company's common stock valued at $4,900. During fiscal 1999, the Company repaid $255,000 of the principal of the notes. The value of this transaction was determined to be $148,900 and is included in non-cash financing expenses in the accompanying statement of operations and comprehensive (loss) for fiscal 1999. During fiscal 2000, the remaining balance of the note was repaid or converted to common stock.

Stock options

The Company has established the 1993 Compensatory Stock Option Plan ("CSO") for employees, directors and consultants or other advisors. The Company has reserved a maximum of 4,000,000 common shares to be issued upon the exercise of options granted under the CSO plan. The purchase price of each share of stock under the CSO will be determined by the Board of Directors or the Compensation Committee. The CSO exercise term will not exceed five years. The options expire on various dates through 2004.

The following is a summary of stock option activity for fiscal 2000:

                                                                        Weighted
                                                        Option         Average
                                           Number        Price        Excercise
                                          of Shares    Per Share        Price
                                         ----------   ----------     ----------
         Balance, February 28,
         1998 and 1999                   3,960,000   $0.10 to $1.75      $0.44
         Granted                         2,525,000    0.15 to  0.42       0.16
         Canceled                       (2,810,000)   0.23 to  1.75       0.46
         Exercised                      (3,225,000)   0.10 to  0.42       0.18
                                        ----------   --------------  ----------
         Balance, February 29, 2000        450,000        0.40            0.40
                                        ----------   --------------  ----------

The following is a summary of outstanding and exercisable options at February 29, 2000:

                Number of shares                     450,000
                Weighted average remaining life       1 year
                Weighted average exercise
                 price                                 $0.40

                                TRACKPOWER, INC.

                                February 29, 2000

1993 Employee Stock Compensation Plan ("ESC")

The Company has reserved a maximum of 2,000,000 common shares to be issued upon the grant of awards for employees, directors and consultants or advisors. At February 29, 2000 no options were outstanding under this plan.

1993 Incentive Stock Option Plan ("ISO")

The Company has reserved a maximum of 2,000,000 common shares to be issued upon the exercise of options granted under the ISO plan. Options will be granted under the ISO plan at exercise prices at least equal to the fair market value of the common stock on the date of grant. At February 29, 2000, no options were outstanding under this plan.

1993 Non-Statutory Stock Option Plan ("NSO")

The Company has reserved a maximum of 2,000,000 shares to be issued to key employees upon the exercise of options granted under the NSO plan. Options granted under the NSO plan will be at exercise prices to be determined by the Board of Directors or other NSO plan administrator. During fiscal 2000, the Company issued 2,000,000 options at exercise prices ranging from $0.15 to $0.90. These options vest immediately and expire in June 2003. A summary of these options at February 29, 2000 are as follows:

                Outstanding and exercisable          2,000,000
                Weighted average remaining
                 contractual life                    3.3 years
                Weighted average exercise price      $0.80

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans and, accordingly, no compensation cost has been recognized because stock options granted under the plans were at exercise prices which were equal to or greater than the market value at date of grant. Had compensation expense been determined as provided in SFAS 123 for stock options using the Black-Scholes option pricing model, the pro forma effect would have been:

                                                         Year Ended
                                                  --------------------------
                                                  February 29,    February 28,
                                                     2000            1999
                                                  ------------    ------------
                Net loss - as reported           $(7,277,530)    $(1,783,195)
                Net loss - pro forma              (8,582,280)     (1,783,195)
                Loss per share - as reported           (0.25)          (0.07)
                Loss per share - pro forma             (0.30)          (0.07)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2000, dividend yield of 0%; expected volatility of 200%, risk-free interest rate of 6%; and expected life of 3 years.

                                TRACKPOWER, INC.

                                February 29, 2000

Warrants

Warrants outstanding at February 29, 2000 consists of the following:

                                                     Exercise         Number
               Issue Date       Expiration Date       Price         of Shares
            -----------------   ----------------    -------------   ---------
            January 31, 1998     January 31, 2001      $2.00          500,000
            April 17, 1998       April 17, 2003        $0.30          322,500
            July 26, 1998        July 26, 2003         $0.30          330,000
            July 26, 1998        July 26, 2003         $0.30           35,000
            March 31, 1999       March 31, 2000        $0.15          580,313
            April 29, 1999       April 29, 2004    $1.58 to $2.53   5,000,000
            July 1, 1999         July 1, 2004          $2.50        1,000,000
            December 17, 1999    December 17, 2004     $2.50        1,042,220
            January 31, 2000     January 31, 2003      $0.75          500,000
            February 17, 2000    February 17, 2003     $0.75          100,000
                                                                    ---------
                                                                       9,410,033
                                                                    ---------

In connection with the wagering agreement with Penn (see note 1), the Company issued warrants to purchase 5,000,000 common shares. The warrants are exercisable one million shares each year at (1) $1.58, (2) $1.82, (3) $2.05, (4) $2.29, and (5) $2.53 and are exercisable for a five-year period. The agreement contains one five-year renewable option.

Note 10 - Commitments and contingencies

Sublicense of portions of the distribution rights in Canada

On April 7, 1997, the Company entered into a letter of intent with SCL Distributors (Pacific) Ltd. ("SCL Pacific") to sublicense a portion of the distribution rights in Canada owned by the Company. The letter of intent calls for SCL Pacific to pay the Company approximately $36,000 on signing of a definitive agreement and a royalty of 4% of the gross sales price of all products pursuant to the agreement. The agreement also contains a purchase option of approximately $288,000 less all previous payments. Royalty fees earned under this agreement during fiscal 2000 and 1999 amounted to $10,731 and $11,375, respectively.

Note 11 - Guarantees

In fiscal 2000, the Company received two financial guarantees from Simmonds. The first was a guarantee of the Company's obligations under a satellite distribution services agreement with EchoStar (see note 6) and the second was a guarantee of all of the obligations of the Company until March 1, 2000. In exchange for these guarantees the Company issued warrants to purchase 1,000,000 shares of the Company's common stock at $2.50 per share and the right to receive 750,000 shares of common stock in payment of royalty fees when earned (see note
3). Management has valued the guarantees at $649,500, which is included in non-cash financing expenses in the accompanying statement of operations and comprehensive (loss) for fiscal 2000.

                                TRACKPOWER, INC.

                                February 29, 2000

Note 12 - Subsequent events

In March 2000 the Company entered into a letter of intent with Penn and eBet. Under the terms of the letter of intent, Penn and eBet will contribute various assets, technologies, business operations, contracts and management agreements to the Company. The Company will then merge its existing North American satellite broadcast operations with the existing telephone wagering operations of Penn (by way of an exclusive management contract) and eBet's existing telephone and Internet wagering operations (by sale and license). Pursuant to the management contract, the Company will be required to pay Penn the current level of cash flow generated from its existing telephone wagering operations. eBet will also transfer to the Company the exclusive worldwide license to its internet technologies for pari-mutuel wagering operations. eBet will retain outright and exclusive ownership of its technology for all other gaming and wagering applications.

In consideration for Penn's and eBet's contributions, the Company will issue to Penn 18,000,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock at an exercise price of $1.00 per share, and will issue to eBet 18,000,000 shares of common stock and warrants to purchase 5,000,000 shares of common stock at an exercise price of $1.00 per share. Penn and eBet will each own approximately 26.5% of the Company based on the estimated number of shares of common stock to be outstanding at the date of closing.

                                   SIGNATURES

      In accordance with sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereto duly authorized individual.

   Date:  May 30, 2000
                                        TRACKPOWER, INC.

                                        By: /s/ John G. Simmonds
                                           ----------------------------------
                                           John G. Simmonds,
                                           Chief Executive Officer


      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Name                   Title                              Date
           ----                   -----                              ----
/s/ John G. Simmonds         Chairman/President/                  May 30, 2000
---------------------------  CEO/Director
     John G. Simmonds        (principal executive officer)


/s/ Gary N. Hokkanen
---------------------------  Chief Financial Officer              May 30, 2000
     Gary N. Hokkanen        (principal financial officer)


/s/ Charles Cernansky
---------------------------  Director                             May 30, 2000
     Charles J. Cernans


/s/ Ken Adelberg
---------------------------  Director                             May 30, 2000
     Ken Adelberg

/s/ Arnold Smolen
---------------------------  Director                             May 30, 2000
     Arnold Smolen


/s/ Lawrence Aziz
---------------------------  Director                             May 30, 2000
     Lawrence Aziz