Form 10KSB/A
period 2000-02-29
TRACKPOWER INC
filed 2000-07-14
CIK 819927

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended February 29, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from_______   to______

                        Commission file number 000-28506

                                TRACKPOWER, INC.
                                ----------------
                 (Name of Small Business Issuer in Its Charter)

                Wyoming                                  13-3411167
      (State or Other Jurisdiction of                 (I.R.S. Employer
      Incorporation or Organization)                  Identification No.)

           67 Wall Street, Suite 2411
              New York, New York                            10005
      (Address of Principal Executive Offices)            (Zip code)

Registrant's telephone number, including area code:  (212) 486-7424

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

      Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X]              No__

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

      The following persons are all of the directors and executive officers of TrackPower, Inc. (the "Company" or "TrackPower"):

      John G. Simmonds, 49, has served as Chairman of the Board, a Director and Chief Executive Officer of the Company since January 29, 1998. Mr. Simmonds is the founder of Simmonds Capital Limited, a Toronto Stock Exchange listed company ("SCL"). Since 1991, Mr. Simmonds has served as Chairman, President and Chief Executive Officer of SCL. SCL is a merchant banking company with an active role in certain strategic investments. Through his position at SCL, Mr. Simmonds has also taken an active position in certain affiliated companies. Mr. Simmonds currently is a Director and Chief Executive Officer of eieiHome.com Inc., an OTC Bulletin Board company which is developing a wireless communication business. From 1994 to 1996, Mr. John Simmonds served as Director and Chief Executive Officer of INTEK Global Corporation, a Nasdaq-listed (Small-Cap) company involved in the US Specialized Mobile Radio market. Between September 1995 and November 1997, Mr. Simmonds served as the Chairman and a Director of Ventel Inc., a Vancouver Stock Exchange listed venture capital company. Mr. Simmonds resigned from the Board of Directors of Intek during 1998 and resigned from the Board of Directors of Ventel in June, 1999 when it became Fiftyplus.net.

      Kenneth J. Adelberg, 47, has been a Director of the Company since April 1, 1996. Mr. Adelberg, who holds Bachelor of Science degrees in Biophysics and Psychology from Pennsylvania State University, and studied for an MBA, is the President and Chief Executive Officer of HiFi House Group of Companies; a founding shareholder and currently a director of Republic First Bancorp; and a founding shareholder and former director of U.S. Watts. Since 1995, Mr. Adelberg has also been a director of Global Sports Inc., a Nasdaq-listed (Small-Cap) company.

      Charles J. Cernansky, 46, has been a Director of the Company since August 1997. Mr. Cernansky is a registered securities principal at Pellinore Securities Corp., a New York City-based broker-dealer, and since 1992, a principal of WestCap Partners, Inc., a Manhattan-based financial consulting and advisory services firm. Mr. Cernansky is experienced in business development advice, consulting on overall corporate financial functions, tax planning, corporate finance strategy, venture capital activities and merger-acquisition assistance. Mr. Cernansky holds a B.S. from SUNY College at Brockport, an M.B.A. from Rensselaer Polytechnic Institute and a J.D. from Albany Law School of Union University. Mr. Cernansky is an attorney and C.P.A. in the State of New York.

      Lawrence P. Aziz, 53, has occupied several senior management positions in the office furniture manufacturing industry, including four years as Vice President of Sales for Biltrite Manufacturing. In 1988, Mr. Aziz founded PBI Office Interiors, which to this day is a leading office furniture dealership offering interior design and supplying products and services to major corporations and financial institutions throughout the US and Canada. Today, Mr. Aziz continues to own and operate PBI. Mr. Aziz is also a Private Pilot and maintains an active role with the Canadian Cancer Society.

      Arnold K. Smolen, 58, graduated from the Philadelphia College of Pharmacy and Science with a Bachelor of Science degree in 1965. Until 1994, Mr. Smolen owned and operated his own chain of Pharmaceutical stores. He is presently a consultant of Northwest Tennis, Inc. and is Executive Vice President and Principal of Percival Financial Partners. Mr. Smolen has been actively involved as a breeder of thoroughbred racehorses in the Mid-Atlantic area for over twenty-five years and is a licensed owner in Maryland, West Virginia, Delaware, New Jersey, Pennsylvania and New York.

Executive Officers and Significant Employees

      Gary N. Hokkanen, 44, was appointed Chief Financial Officer of the
Company in February 1998. Mr. Hokkanen's principal occupation is an accountant and he holds a Certified Management Accountant ("CMA") designation from Society of Management Accountants of Ontario. Mr. Hokkanen also is
Chief Financial Officer
of SCL. He has held this position since July 1997. For the period, April 1996 to July 1997, Mr. Hokkanen was Treasurer of SCL. For the period June 1994 to April 1996 he was Manager, Finance & Treasury. Prior to June 1994, Mr. Hokkanen was Manager, Financial Planning & Analysis, with CUC Broadcasting Limited ("CUC"). CUC, prior to being acquired by Shaw Communications Inc., was a privately owned Canadian cable TV multiple system operator.

      Carrie J. Weiler, 41, Secretary of the Company since February 1998, joined the Simmonds group of companies in 1979. Promoted to Vice President of Corporate Development for SCL and its divisions in 1994, Mrs. Weiler continues to serve in this capacity and is a key liaison between the compensation and audit committees and the Board of Directors.

      The Company's directors will serve until the next annual meeting of shareholders and until their respective successors are duly elected and shall have qualified. The By-laws of the Company provide that the number of directors of the Company shall be fixed by the shareholders or the Board of Directors and shall be not less than three or more than 15. The number has been fixed by the Board of Directors at seven. There are currently two vacancies on the Board of Directors. The Company's Articles of Incorporation provides that directors may be removed by the shareholders, with or without cause, upon the affirmative vote of the holders of a majority of the votes cast and at a meeting called for the purpose of such removal.

      There are no family relationships among any of the directors or executive officers of the Company.

      For the year ended February 29, 2000, some of the current directors and officers were delinquent in filing the forms required to be filed under Section 16 of the Securities Exchange Act of 1934, as amended.

Item 10.    EXECUTIVE COMPENSATION

Summary Compensation Table

      The following table sets forth information concerning the compensation for services in all capacities for the fiscal years ended February 29, 2000, February 28, 1999 and February 28, 1998 of those persons who were, during all or part of the fiscal year ended February 29, 2000, the Chief Executive Officer, the Chief Financial Officer and the Secretary.

-----------------------------------------------------------------------------------------------------------------
                                                                                 Long Term Compensation
                                           Annual Compensation
                                                                                         Awards
                                                                       Other      Restricted             Payouts
 Name and Principal                                                    Annual       Stock     Options/    LTIP
     Position                        Year      Salary      Bonus    Compensation   Awards     SARs(#)    Payouts
 ------------------                  ----      ------      -----    ------------   ------     -------    -------
John G. Simmonds,                    2000       (1)         (1)         (1)        None      150,000      None
Chairman of the Board, Chief         1999       (1)         (1)         (1)        None      250,000      None
Executive and Officer President      1998       (1)         (1)         (1)        None      250,000      None
-----------------------------------------------------------------------------------------------------------------
Gary N. Hokkanen,                    2000       (1)         (1)         (1)        None      150,000      None
Chief Financial Officer              1999       (1)         (1)         (1)        None      100,000      None
                                     1998       (1)         (1)         (1)        None      100,000      None
-----------------------------------------------------------------------------------------------------------------
Carrie J. Weiler,                    2000       (1)         (1)         (1)        None      150,000      None
Vice President and Corporate
Secretary                            1999       (1)         (1)         (1)        None      200,000      None
                                     1998       (1)         (1)         (1)        None      100,000      None
-----------------------------------------------------------------------------------------------------------------

 (1) In connection with the acquisition of certain assets of SCL in January 1998, the Company agreed to pay to SCL an aggregate of $25,000 per month, for the services of Mr. Simmonds, Ms. Weiler and Mr. Hokkanen.

      The Company has no long-term incentive plan.

Option Grants Table for Fiscal 2000

       The following table sets forth information concerning stock option grants made during the fiscal year ended February 29, 2000 under the Company's 1993 Compensatory Stock Option Plan (the "CSO Plan") and the 1993 Non-Statutory Stock Option Plan (the "NSO Plan" and collectively the "Stock Option Plans") to the executive officers named in the Summary Compensation table.(1) These grants are also reflected in the Summary Compensation Table. The Company has not granted any stock appreciation rights. The Company has not granted any options under any of its other stock options plans.

---------------------------------------------------------------------------
                                       Individual Grants
---------------------------------------------------------------------------
                                 % of Total
                                 Options
                                 Granted
                                 to Employees   Exercise
                     Options     in Fiscal       Price         Expiration
   Name              Granted(#)  2000(2)       ($/Share)          Date
---------------------------------------------------------------------------
John G. Simmonds     150,000        7%           $0.90(2)     June 15, 2003
---------------------------------------------------------------------------
Gary N. Hokkanen     150,000        7%           $0.90(2)     June 15, 2003
---------------------------------------------------------------------------
Carrie J. Weiler     150,000        7%           $0.90(2)     June 15, 2003
---------------------------------------------------------------------------

(1) The Company has adopted the Stock Option Plans for officers, key employees, potential key employees, non-employee directors and advisors. The Company has reserved a maximum of 4,000,000 shares of its common stock to be issued upon the exercise of options granted under the CSO Plan and 2,000,000 shares of its common stock to be issued upon the exercise of options granted under the NSO Plan. The Stock

      Option Plans will not qualify as "incentive stock option" plans under
      Section 422A of the Internal Revenue Code of 1986, as amended. Options are granted under the Stock Option Plans at exercise prices to be determined by the Board of Directors or stock option committee. With respect to options granted pursuant to the Stock Option Plans, optionees will not recognize taxable income upon the grant of options, but will realize income (or capital loss) at the time the options are exercised to purchase common stock. The amount of income will be equal to the difference between the exercise price and the fair market value of the common stock on the date of exercise. The Company will be entitled to a compensating deduction in an amount equal to the taxable income realized by an optionee as a result of exercising the option. The Stock Option Plans are currently administered by the Board of Directors. The Company maintains two other stock option plans, no options under which have been granted.

(2) Options granted during the fiscal year ended February 29, 2000 were under the NSO Plan. The exercise price of the options are $0.90 unless the optionee exercises the option within 365 days from the date of grant which was May 14, 1999 in which case the exercise price becomes $0.50.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

      The following table sets forth information regarding the exercise of stock options during the last fiscal year by the executives named in the Summary Compensation Table and the fiscal year-end value of unexercised options.

-------------------------------------------------------------------------------
                                                                    Value of
                                                                  Unexercised
                                                                 In-the-Money
                                                 Number of        Options at
                                                 Unexercised     February 29,
                       Shares                    Options at          2000
                      Acquired        Value      February 29,    exercisable/
   Name              on Exercise     Realized       2000        unexercisable(1)
-------------------------------------------------------------------------------
John G. Simmonds        500,000         $0         150,000       $276,000 / 0(2)
-------------------------------------------------------------------------------
Gary N. Hokkanen        200,000         $0         150,000       $276,000 / 0(2)
-------------------------------------------------------------------------------
Carrie J. Weiler        300,000         $0         150,000       $276,000 / 0(2)
-------------------------------------------------------------------------------

(1) Represents the difference between the fair market value of securities underlying the options and the exercise price of the options at fiscal year end.

(2) Unexercised options at February 29, 2000 were NSO Plan options which have a $0.90 exercise price unless the optionee exercises the option within 365 days from the date of grant which was May 14, 1999 in which case the exercise price becomes $0.50. The $0.90 exercise price has been used for purposes of this table.

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


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

      Set forth below is certain information with respect to persons known by the Company to own beneficially, as of July 4, 2000, 5% or more of the outstanding shares of its Common Stock1:

-------------------------------------------------------------------------------
                                      Amount and Nature
     Name and Address of               of Beneficial              Percent
     Beneficial Owner                    Ownership            of Common Stock
-------------------------------------------------------------------------------
Simmonds Capital Limited (1)            5,077,820 (2)            12.7% (1)
580 Granite Court
Pickering, Ontario Canada
L1W 3Z4
-------------------------------------------------------------------------------
John G. Simmonds                          2,922,129               7.9% (1)
580 Granite Court
Pickering, Ontario Canada
L1W 3Z4
-------------------------------------------------------------------------------

(1)   Based on 36,443,742 shares outstanding at July 4, 2000.

(2) SCL owns an aggregate of 1,619,376 shares of common stock of TrackPower, representing 4.4% of the aggregate shares of common stock of TrackPower outstanding. In addition, SCL owns (i) 1,000,000 shares of preferred stock of the Company, which are convertible into an aggregate of 1,000,000 shares of common stock of the Company; (ii) warrants to purchase 1,250,000 shares of common stock of the Company at an exercise price of $2.00 per share; and (iii) warrants to purchase 1,208,444 shares of common stock of the Company at an exercise price of $2.50 per share; assuming the conversion of such preferred stock and the exercise of such warrants, SCL owns 12.7% of the outstanding common stock of TrackPower. This does not include any securities of the Company owned by certain directors and/or officers of SCL who are also directors and/or officers of the Company.

Security Ownership of Management

      The following table sets forth the beneficial ownership of Common Stock of the Company as of July 4, 2000, by each director, each executive officer named in the Summary Compensation Table, and by all directors and executive officers of the Company as a group:

-----------------------------------------------------------
                          Amount and Nature    Percent
  Name and Address of      of Beneficial      of Common
   Beneficial Owner         Ownership (1)      Stock (2)
-----------------------------------------------------------
John G. Simmonds(3)(10)     2,922,129            7.9%
580 Granite Court
Pickering, Ontario,
Canada  L1W 324
-----------------------------------------------------------
Kenneth J. Adelberg(4)      1,776,126            4.7%
1001 Sussex Blvd.
Broomall,
Pennsylvania  29008
-----------------------------------------------------------
Charles Cernansky (5)         342,511            1.0%
WestCap Partners, Inc.
745 Fifth Avenue
New York, New York
10151
-----------------------------------------------------------
Lawrence P. Aziz (6)          622,955            1.7%
PBI Office Interiors
1305 Morningside Ave.
Unit 15
Scarborough, Ontario
Canada
-----------------------------------------------------------
Arnold Smolen (7)             456,589            1.2%
2515 Boston St. Unit
1103
Baltimore, Maryland
21224
-----------------------------------------------------------
Gary N. Hokkanen (8)          750,000            2.0%
580 Granite Court
Pickering, Ontario
Canada L1W 3Z4
-----------------------------------------------------------
Carrie J. Weiler (9)        1,182,389            3.2%
580 Granite Court
Pickering, Ontario
Canada L1W 3Z4
-----------------------------------------------------------
All Executive               8,052,699           21.7%
Officers and
Directors as a group,
including those named
above (7 persons)
-----------------------------------------------------------

(1) Except as otherwise indicated below, each named person has voting and investment power with respect to the securities owned by them.

(2)   Based on 36,443,742 shares outstanding at July 4, 2000.

(3) Represents (a) 2,031,462 shares of the Company's common stock; (b) 104,222 warrants to purchase the Company's common stock at an exercise price of $2.50 per share, issued December 19, 1999; (c) 162,000 common shares issuable upon conversion of $81,000 of convertible debentures issued on October 31, 1999; (d) 1620,000 warrants to purchase common stock of the Company at $0.75 per share issuable upon the conversion of convertible debentures described in (c) above; (e) 115,139 shares of the Company's common stock owned by Mr. Simmonds' wife; (f) 52,111 warrants to purchase the Company's common stock at an exercise price of $2.50 per share, issued December 19, 1999 owned by Mr. Simmonds' wife; (g) 65,139 shares of the Company's common stock held in trust by Mr. Simmonds' wife for Mr. Simmonds' so Jack Simmonds; (h) 26,056 warrants to purchase the Company's common stock at an exercise price of $2.50 per share, issued December 19, 1999 held in trust by Mr. Simmonds' wife for Mr. Simmonds' son Jack Simmonds; (i) 50,000 common shares issuable upon conversion of $25,000 of convertible debentures issued on October 31, 1999 held by Mr. Simmonds' wife for Mr. Simmonds' son Jack Simmonds; and (j) 50,000 warrants to purchase common stock of the Company at $0.75 per share issuable upon the conversion of convertible debentures described in (i) above held by Mr. Simmonds' wife in trust for Mr. Simmonds' son Jack Simmonds; (k) 52,000 common shares issuable upon conversion of $26,000 of convertible debentures issued on October 31, 1999 held by Mr. Simmonds' wife for Mr. Simmonds' son Henry Simmonds; and (l) 52,000 warrants to purchase common stock of the Company at $0.75 per share issuable upon the conversion of convertible debentures described in (k) above held by Mr. Simmonds' wife in trust for Mr. Simmonds' son Henry Simmonds.

(4) Represents (a) 544,015 shares of the Company's common stock; (b) 52,111 warrants to purchase the Company's common stock at an exercise price of $2.50 per share issued December 19, 1999; (c) 590,000 common shares issuable upon conversion of $295,000 of convertible debentures issued on October 31, 1999; and (d) 590,000 warrants to purchase common stock of the Company at $0.75 per share issuable upon the conversion of convertible debentures described in (c) above.

(5) Represents (a) 15,000 warrants owned by an affiliate to purchase the Company's common stock at an exercise price of $.30 per share issued on April 17, 1998; (b) 6,253 warrants to purchase the Company's common stock at an exercise price of $2.50 per share, issued December 19, 1999; (3) 171,258 shares of the Company's common stock, which excludes 164,000 shares of the Company's common stock which is subject to a dispute with a third party; and (d) options to acquire 150,000 shares of the Company's common stock, granted under the NSO Plan on May 14, 1999 at an exercise price of $0.90 per share, all of which are fully exercisable.

(6) Represents (a) 402,111 shares of the Company's common stock; (b) 20,844 warrants to purchase the Company's common stock at an exercise price of $2.50 per share issued December 19, 1999; (c) 100,000 common shares issuable upon conversion of $50,000 of convertible debentures issued on October 31, 1999; and (d) 100,000 warrants to purchase common stock of the Company at $0.75 per share issuable upon the conversion of convertible debentures described in (c) above.

(7) Represents (a) 204,478 shares of the Company's common stock; (b) 52,111 warrants to purchase the Company's common stock at an exercise price of $2.50 per share issued December 19, 1999; (c) options to acquire 200,000 shares of the Company's common stock granted under the NSO Plan on May 14, 1999 at an exercise price of $0.90 per share, all of which are fully exercisable.

(8) Represents (a) 500,000 shares of the Company's common stock; (b) options to acquire 150,000 shares of the Company's common stock granted under the NSO Plan on May 14, 1999 at an exercise price of $0.90 per share, all of which are fully exercisable; and (c) 100,000 warrants to purchase the Company's common stock at an exercise price of $.75 per share issued on January 31, 2000.

(9) Represents (a) 730,278 shares of the Company's common stock; (b) 52,111 warrants to purchase the Company's common stock at an exercise price of $2.50 per share issued December 19, 1999; (c) 200,000 common shares issuable upon conversion of $100,000 of convertible debentures issued on October 31, 1999; and (d) 200,000 warrants to purchase common stock of the Company at $0.75 per share issuable upon the conversion of convertible debentures described in (c) above.

(10) Does not include securities owned by SCL, other than with respect to options to purchase the Company's stock granted by SCL, as described above. The relationship of such person to SCL is described below under "Certain Relationships and Related Transactions."


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      SCL owns as of July 4,2000 an aggregate of 1,619,376 shares of common stock of TrackPower, representing 4.4% of the aggregate shares of common stock of TrackPower outstanding, based on 36,443,742 shares outstanding. In addition, SCL owns (i) 1,000,000 shares of preferred stock of the Company, which are convertible into an aggregate of 1,000,000 shares of common stock of the Company; (ii) warrants to purchase 1,250,000 shares of common stock of the Company at an exercise price of $2.00 per share; and (iii) warrants to purchase 1,208,444 shares of common stock of the Company at an exercise price of $2.50 per share; assuming the conversion of such preferred stock and the exercise of such warrants, SCL owns 12.7% of the outstanding common stock of TrackPower. (The above figures do not include any securities of the Company owned by officers and/or directors of SCL who are also officers and/or directors of the Company.) Mr. John G. Simmonds, either directly or through various affiliates, owns approximately 5% of the stock of SCL.

      Certain of the stock of TrackPower owned by SCL was acquired in December 1995, in connection with the grant to TrackPower of certain exclusive license rights and the sale of assets. Additional shares were acquired in November 1996, in connection with an exclusive distribution license granted to TrackPower. In addition, in January 1998, SCL completed the sale to TrackPower of certain intellectual property and other assets. As consideration for these assets, SCL received 1,000,000 shares of convertible preferred stock of TrackPower, which are convertible at the option of the holder into 1,000,000 shares of common stock of TrackPower, and a warrant exercisable until January 31, 2001 to purchase 500,000 common shares of TrackPower at a purchase price of $2.00 per share. In connection with these transactions, the Company agreed to pay to SCL an aggregate of $25,000 per month for the services of Mr. Simmonds, Ms. Weiler and Mr. Hokkanen.

      On October 16, 1998, a wholly-owned subsidiary of SCL, Midland International Corporation, transferred ownership of 4,230,906 shares of common stock of the Company to Mees Pierson ICS Limited, pursuant to a debt settlement agreement between SCL, Midland International Corporation and Mees Pierson ICS Limited. On May 4, 1999, Mr. Simmonds and a group of close business associates and investors familiar with TrackPower acquired the block of 4,230,906 shares from Mees Pierson. Mr. Simmonds and his immediate family acquired 170,906 of the shares. Effective June 4, 1999, TrackPower issued to SCL 1,000,000 warrants to purchase the Company's common stock at any time over the next four years at an exercise price of $2.50 per share and the option to receive 750,000 shares of common stock of the Company in payment of an "earnout" given to SCL in January 1998, in consideration for guaranteeing the Company's obligations under a contract with a subsidiary of EchoStar Satellite Communications Inc. and a general guarantee of all of the Company's obligations until March 1, 2000.

      Mr. Simmonds, Chairman of the Board, President and Chief Executive Officer of TrackPower, serves SCL in the same capacities. In addition, Gary Hokkanen, Chief Financial Officer of the Company, is Chief Financial Officer of SCL and Carrie Weiler, Vice President and Corporate Secretary of the Company, is Vice President of Corporate Development of SCL.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 14, 2000

                         TRACKPOWER, INC.


                         /s/ John G. Simmonds
                         -----------------------------------
                         John G. Simmonds,
                         Chairman of the Board,
                         Chief Executive Officer & Director


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Date:  July 14, 2000


                      /s/ John G. Simmonds
                      ----------------------------------------------
                      John G. Simmonds,
                      Chairman of the Board, Chief Executive Officer
                      and Director
                      (Principal Executive Officer)


                      /s/ Gary Hokkanen
                      ---------------------------------------------
                      Gary Hokkanen
                      Chief Financial Officer
                      (Principal Financial Officer)


                      /s/ Charles Cernansky
                      ---------------------------------------------
                      Charles Cernansky, Director


                      /s/ Lawrence P. Aziz
                      ---------------------------------------------
                      Lawrence P. Aziz, Director


                      /s/ Arnold Smolen
                      ---------------------------------------------
                      Arnold Smolen, Director


                      /s/ Kenneth J. Adelberg
                      ---------------------------------------------
                      Kenneth J. Adelberg, Director