Form 10QSB
period 2000-05-31
TRACKPOWER INC
filed 2000-07-14
CIK 819927

As filed with the Securities and Exchange Commission on July 14, 2000

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

                   For the Quarterly Period Ended May 31, 2000

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

                 YES [X]                            NO __

The number of shares outstanding of each of the Registrant's class of common equity, as of July 4, 2000 are as follows:

          Class of Securities                    Shares Outstanding
          -------------------                    ------------------
    Common Stock, $.0001 par value                   36,443,742

================================================================================

                                TrackPower, Inc.


                                      INDEX


   PART I     Financial Information

   Item 1.    Financial Statements (unaudited)
                   Balance Sheet..........................................  3
                   Statements of Operations and Comprehensive Loss........  5
                   Statements of Cash Flows...............................  6
                   Notes to Financial Statements..........................  7

   Item 2.    Management's Discussion and Analysis or Plan of Operation...  9


   PART II.   Other Information

   Item 1.    Litigation.................................................. 13

   Item 2.    Change in Securities and Use of Proceeds.................... 13

   Item 3.    Defaults Upon Senior Securities............................. 13

   Item 4.    Submission of Matters to a Vote of Security Holders......... 13

   Item 5.    Other Information........................................... 13

   Item 6.    Exhibits and Reports on Form 8-K............................ 14
                        A)  Exhibit Schedule
                        B) Reports Filed on Form 8-K

   Signatures............................................................. 16

                          PART I. Financial Information

Item 1.  Financial Statements


                                TrackPower, Inc.
                                  Balance Sheet
                                   (UNAUDITED)
                                  May 31, 2000


ASSETS
Current Assets:
  Cash                                                $ 11,155
  Accounts receivable                                   24,638
  Notes receivable                                      10,764
  Marketable securities                                240,000
  Acquisition deposit                                  125,000
  Other current assets                                  20,375
---------------------------------------------------------------
Total current assets                                   431,932
---------------------------------------------------------------
Property and equipment:
  Property and equipment                               165,939
     Less:    Accumulated depreciation               (128,168)
---------------------------------------------------------------
       Net property and equipment                       37,771

Other assets:
     Distribution rights, net of accumulated            98,499
     amortization
     Deferred costs                                    146,169
     Deposits                                           65,206
     TrackPower trademarks and other                   353,590
     intellectual property rights
---------------------------------------------------------------
                                                       663,464

---------------------------------------------------------------
            TOTAL ASSETS                            $1,133,167
---------------------------------------------------------------


                 See accompanying notes to financial statements.

                                TrackPower, Inc.
                                  Balance Sheet
                                   (UNAUDITED)
                                  May 31, 2000


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable (including $1,744 due to             $ 112,125
  related parties)
  Accrued professional fees                               309,326
  Accrued interest                                        173,990
  Other accrued expenses                                  101,438
  Note payable - related party                             10,370
------------------------------------------------------------------
     Total current liabilities                            707,249
------------------------------------------------------------------

Long term debt:
8% senior subordinated convertible debentures due       4,657,000
October 31, 2004
------------------------------------------------------------------
     Total liabilities                                  5,364,249

Shareholders' equity (deficit):
  Convertible   preferred   stock,  no  par  value,     1,000,000
    unlimited shares authorized, (liquidation value
    $1,000,000)
  Common stock, $.0001 par value; unlimited shares          3,602
    authorized, 36,013,945 shares, issued and
    outstanding on May 31,2000
  Additional paid in capital                           12,229,135
  Accumulated deficit                                 (17,463,819)
------------------------------------------------------------------
     Total shareholders' equity (deficit)             (4,231,082)
------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $1,133,167
(DEFICIT)
------------------------------------------------------------------


                 See accompanying notes to financial statements.

                                TrackPower, Inc.
                 Statements of Operations and Comprehensive Loss
                                   (UNAUDITED)

                                                            Three Months Ended
                                                                 May 31,
                                                           2000           1999
                                                           ----           ----
 Revenue
    Royalties from distribution rights                   $ 1,627        $ 2,948
    Net subscription revenue                                   -            818
    Wagering commissions                                  46,437              -
    Other revenue                                            138            644
 -------------------------------------------------------------------------------
    Total revenue                                         48,202          4,410

 Operating expenses:
    Wages and consulting fees                            177,122         87,512
    Management fees                                       75,000         75,000
    Transponder fees                                     600,000        100,000
    Advertising and marketing                             23,888         12,610
       Professional fees                                 202,917              -
       General and administrative                        156,994         59,643
 -------------------------------------------------------------------------------
    Total operating expenses                           1,235,921        334,765

 Loss from operations:                                (1,187,719)      (330,355)

 Other expenses:
    Interest                                             101,252         17,258
    Non-cash financing expense                            49,750         32,725
    Realized losses on marketable                              -          6,331
    securities
    Depreciation and amortization                         13,117         12,252
 -------------------------------------------------------------------------------
    Total other expenses                                 164,119        (68,566)

 Net loss                                             (1,351,838)      (398,921)
    Preferred dividends                                  (18,332)       (67,500)
 -------------------------------------------------------------------------------
 Net loss applicable to common                       $(1,370,170)     $(466,421)
 shareholders
 -------------------------------------------------------------------------------
 Basic and diluted  loss per share of                     $(0.04)        $(0.02)
 common stock
 -------------------------------------------------------------------------------
 Weighted average number of common                    34,881,046     26,412,450
 shares outstanding
 -------------------------------------------------------------------------------


                               Comprehensive Loss

 Net loss                                            $(1,351,838)     $(398,921)
 Other comprehensive income
 Unrealized holding gain on                                    -         28,123
 marketable securities
 -------------------------------------------------------------------------------
 Comprehensive loss                                  $(1,351,838)     $(370,698)
 -------------------------------------------------------------------------------


                 See accompanying notes to financial statements.

                                TrackPower, Inc.
                            Statements of Cash Flows
                                   (UNAUDITED)

                                                           Three Months Ended
                                                                 May 31,
  Increase (Decrease) in Cash
                                                         2000           1999
                                                         ----           ----
  ------------------------------------------------------------------------------
  Net cash used in operations
     Net loss                                         $(1,351,838)    $(398,921)
     Adjustments to reconcile net loss
      to net cash used in operating
      activities:
        Depreciation and amortization                      13,117        12,252
        Non-cash financing expense
        incurred in connection with                       (49,750)            -
        issuance of convertible
        debentures
        Loss on sale of marketable                              -         6,331
        securities
       Changes in:
        Accounts receivable                                39,945          (818)
        Prepaid transponder fees                          200,000             -
        Due to related parties                                  -      (129,159)
        Other current assets                              (12,875)       (3,669)
        Deferred costs                                   (146,169)            -
        Accounts payable                                 (189,575)       18,863
        Accrued professional fees                         309,326             -
        Accrued interest                                   92,030             -
        Other accrued expenses                             12,452       (50,893)
  ------------------------------------------------------------------------------
  Net cash used in operating activities                (1,083,337)     (546,014)
  ------------------------------------------------------------------------------
  Cash flows from investing activities:
      Marketable securities purchased                    (240,000)      145,179
  (sold)
      Deposits                                            (20,692)      (86,000)
      Deposit on acquisition                             (125,000)            -
      Purchase of property and                            (10,000)       (2,648)
      equipment
  ------------------------------------------------------------------------------
  Net cash provided by (used in)                         (395,692)       56,531
  investing activities
  ------------------------------------------------------------------------------
  Cash flows from financing activities:
      Proceeds from options exercised                     733,617       125,000
      Proceeds from sale of common                              -       275,722
  stock, net
      Proceeds from warrants exercised                    123,079             -
      Proceeds/(repayment) of notes                             -      (203,750)
      payable
      Proceeds on issuance of                             382,000       505,000
      convertible debentures
  ------------------------------------------------------------------------------
  Net cash provided by financing                        1,238,696       701,972
  activities:
  ------------------------------------------------------------------------------

  ------------------------------------------------------------------------------
  Increase (decrease) in cash                            (240,333)      212,489
  ------------------------------------------------------------------------------
  Cash,  beginning of period                              251,488        18,089
  ------------------------------------------------------------------------------
  Cash,  end of period                                   $ 11,155     $ 230,578
  ------------------------------------------------------------------------------

Noncash activities: During the three month period ended May 31, 2000 the Company issued 200,000 shares of its common stock upon conversion of $100,000 of convertible debentures.

                 See accompanying notes to financial statements.

                                TrackPower, Inc.

                          Notes to Financial Statements
                                  May 31, 2000


Summary of significant accounting policies

      Nature of business

      The Company was organized on June 30, 1993 under the laws of Wyoming. Prior to August 26, 1999, the Company operated under the name American Digital Communications, Inc. The Company had intended to provide wireless two-way communications in the 220 mHz. band, and the Company held distribution rights for various Midland brand commercial land mobile radios and radio parts acquired in separate transactions during 1995 and 1996. During fiscal year 1998, the Company sold, sub-licensed or wrote off all remaining distribution rights. On January 15, 1998, the Company acquired the TrackPower trade name and other intellectual property rights from Simmonds Capital Limited ("Simmonds Capital"). The TrackPower service, when fully implemented, will distribute live horse racing video to subscribers' homes via satellite and such subscribers will be able to place wagers interactively through the World Wide Web and television, subject to any applicable legal restrictions. The Company will not accept or place any wagering transactions but will deliver the wager to a state-licensed account wagering entity.

      Recent Developments

      On March 6, 2000 the Company entered into a letter of intent with Penn National Gaming Inc. ("Penn") and eBet Limited ("eBet") whereby each would either sell certain of their subsidiaries or contribute various assets, technologies, business operations, contracts and management agreements to the Company in exchange for 18,000,000 shares of the Company's common stock each plus warrants to purchase additional shares of the Company's common stock. On June 28, 2000, the Company announced that it had entered into a letter of intent with respect to a revised USA race wagering joint venture with eBet. Under the revised terms, TrackPower would acquire eBet's US subsidiary, eBet Racing USA Inc., ("eBet Racing") in exchange for 12,000,000 shares of the Company's common stock, warrants to purchase an additional 5,000,000 common shares at $1.00 per share over the next three years and a $2,000,000 note payable in cash or common shares at the discretion of the Company. eBet Racing holds the exclusive license to the eBet racing technology in the United States. This technology has been licensed exclusively to Penn and eBet Racing receives a 2% royalty on all wagers processed through Penn. The Company also announced plans to acquire an exclusive 10 year license to utilize eBet's interactive wagering technology in Canada in exchange for 2,000,000 shares of the Company's common stock. The Company also committed to a contract with eBet Limited for a minimum of $500,000 in development services of emerging distribution platforms such as Palm Pilots and interactive television. Through the acquisition of eBet Racing the Company will be entitled to receive a $500,000 license fee and ongoing royalty payments of between 2% and 4.75% from Penn. Management does not intend to pursue the March 6, 2000 deal at this time and further believes that the revised joint venture agreement is on significantly better terms for the Company.

      Basis of presentation

      The accompanying unaudited financial statements of TrackPower, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310 (b) of Regulation S-B. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended May 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended February 29, 2000.

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

      Marketable securities

      During the quarter ended May 31, 2000, the Company purchased 80,000 shares of common stock of a publicly traded entity. These securities are considered "available for sale" and, accordingly, are recorded at market value with unrealized gains or losses to be recorded as a separate component of shareholders' equity (deficit). At May 31, 2000, there was no material difference between the cost and the fair market value of these securities.

      Acquisition deposit

      During the quarter ended May 31, 2000, the Company and eBet each contributed $125,000 to a newly formed entity which, in turn, made a $250,000 non-refundable deposit on the potential acquisition of a horseracing related entity.

      The transaction is subject to various terms and conditions, including that the Company make certain additional payments in connection with the potential acquisition referred to above, due diligence review and the obtaining of certain approvals and consents.

      Convertible debentures

      During the quarter ended May 31, 2000, the Company raised $382,000 through the issuance of additional 8% senior subordinated convertible debentures. Additionally, $100,000 of the convertible debentures were converted into 200,000 shares of common stock. Accordingly, the total face value of convertible debentures increased from $4,375,000 at February 29, 2000 to $4,657,000 at May 31, 2000.

      Net loss per share

      Basic loss per common share is based on the weighted average number of shares outstanding during each period presented. Convertible debentures, options to purchase stock and warrants are included as common stock equivalents only when dilutive. Potential common stock equivalents totaling 10,863,000 shares at May 31, 2000 have been excluded as the effects of such shares would have been anti-dilutive.

Item 2. Management's Discussion and Analysis or Plan of Operation.

      Overview

      During the quarter ended May 31, 2000, management continued to develop the TrackPower business in a number of different areas. The Company made several strategic investments for the future and also explored a series of different business combination scenarios.

      On March 6, 2000 the Company entered into a letter of intent with Penn National Gaming Inc. and eBet Limited whereby each would either sell certain of their subsidiaries or contribute various assets, technologies, business operations, contracts and management agreements to the Company in exchange for 18,000,000 shares of the Company's common stock each plus warrants to purchase additional shares of the Company's common stock.

      On June 28, 2000, the Company announced its intention to enter into a revised USA race wagering joint venture with eBet. Under the revised terms, TrackPower would acquire eBet's US subsidiary, eBet Racing USA Inc., ("eBet Racing") in exchange for 12,000,000 shares of the Company's common stock, warrants to purchase an additional 5,000,000 common shares at $1.00 per share over the next three years and a $2,000,000 note payable in cash or common shares at the discretion of the Company. eBet Racing holds the exclusive license to the eBet racing technology in the United States. This technology has been licensed exclusively to Penn and eBet Racing receives a 2% royalty on all wagers processed through Penn. The Company also announced plans to acquire an exclusive 10 year license to utilize eBet's interactive wagering technology in Canada in exchange for 2,000,000 shares of the Company's common stock. The Company also committed to a contract with eBet Limited for a minimum of $500,000 in development services of emerging distribution platforms such as Palm Pilots and interactive television. Through the acquisition of eBet Racing the Company will be entitled to receive a $500,000 license fee and ongoing royalty payments of between 2% and 4.75% from Penn. Management believes that the revised joint venture agreement is on significantly better terms for the Company. The Company will retain the above mentioned royalty payments, as well as existing revenue sharing arrangements between TrackPower and Penn with respect to all telephone, Internet and other interactive wagering arising from its subscribers.

      On May 18, 2000, the Company contributed $125,000 to an entity co-owned by eBet and TrackPower to partially fund a non-refundable deposit on a potential acquisition. eBet also contributed $125,000 to the venture for the same purpose. The acquisition is in a horseracing-related field. The transaction is subject to various terms and conditions, including that the Company make certain additional payments in connection with the potential acquisition referred to above, due diligence review and the obtaining of certain approvals and consents.

      During the quarter ended May 31, 2000, the Company made an investment of $240,000 in Vianet Technologies Inc., a company listed on the OTCBB under the symbol "VNTK". The investment included 80,000 common shares of Vianet and warrants to purchase 120,000 common shares of Vianet at $4.50 per share over the next 3 years. The reason for the investment was because Vianet possesses a superior compression technology that may be applicable to the streaming of live horseracing video signals over the Internet.

      In addition the Company acquired the Harness Tracker software and the web address www.harness.com, which enables members to USTA and CTA databases for information on selected horses that they are following. The cost of the acquisition was $10,000. The Company also made payments to Post Time Technologies to develop an interactive interface to provide bettors with archived video replays and related information, such as results and times.

      Results of operations

      Revenues for the three month period ended May 31, 2000 were $48,202 compared to $4,410 during the comparative period in the prior year. The Company initially launched the TrackPower service under the SkyVista service on April 1, 1999 and subsequently relaunched under EchoStar's DishNetwork on July 1, 1999, therefore the operational revenues in the prior period are substantially lower.

      The majority of the Company's revenues are from wagering commissions earned under contract with Penn. Under the Penn agreement, the Company receives commissions from Penn based on the amount of wagering arising from TrackPower subscribers. Wagering commissions during the three-month period ended May 31, 2000 were $46,437 compared to zero in the prior period.

      The Company also received $1,627 during the three month period ended May 31, 2000 ($2,948 during the comparative period in the prior year), for royalties under a sub-license agreement on Midland brand two-way radio sales in certain territories of Canada.

      Operating expenses totaled $1,235,921 during the three-month period ended May 31, 2000 up from $334,765 in the prior period. The increase of approximately $901,000 is attributable to increases in the following cost categories; transponder fees $500,000, professional fees $203,000, general & administrative costs $97,000, wages & consulting fees $90,000 and advertising & marketing costs $12,000. Transponder fees during the prior period were for April and May 1999 only and were under the less expensive SkyVista service. Professional fees were legal and accounting costs incurred during the Company's SB-2 registration statement filed on March 15, 2000 and other financing and public reporting oriented costs. The Company has deferred $146,169 in legal costs attributable to the proposed eBet joint venture. Wages and consulting fees are higher than the prior year due to the Company operating the TrackPower service for the full quarter in 2000 and additional staff required growing the business.

      Other expenses totaled $164,119 during the three month period ended May 31, 2000, including interest of $101,252, non-cash financing expenses of $49,750, and depreciation of fixed assets and amortization of Midland distribution rights and TrackPower technology rights of $13,117. During the comparative period in the prior year interest expense totaled $17,258 and depreciation and amortization was $12,252. The Company also recorded non-cash financing expenses of $32,725 and a loss on disposal of marketable securities of $6,331 during the three month period ended May 31, 1999. Non-cash financing expenses during the three month period ended May 31, 2000 relate to commissions and finders fees incurred in issuing convertible debentures. It is anticipated that these fees will be satisfied with the issuance of warrants to purchase common stock. Interest expense is substantially higher during the three month period ended May 31, 2000 due to the Company financing growth through the issuance of convertible debentures.

      The net loss during the three month period ended May 31, 2000 was $1,351,838 ($0.04 per share) compared to $398,921 ($0.02 per share) for the three month period ended May 31, 1999.

      Financial Condition

      The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business.

      Since inception, the Company has supported operations through the issuance of common stock and convertible debt and other securities. During fiscal 2000, the Company began executing its business plan through the launching of the live video and wagering services. Recently, the Company entered into a letter of intent with eBet to form a new joint venture in the United States. Management hopes that the combined business will be successful and will provide higher levels of operating cash flow.

      The continued operations of the Company are dependent upon its ability to raise additional capital, achieve acceptance of its service, expand operations, compete effectively against competitors, and retain key personnel. Additionally, regulatory and/or legal issues may arise which could restrict or eliminate the Company's means of conducting business.

      During the three month period ended May 31, 2000, the Company made an investment in 80,000 common shares of Vianet Technologies Inc. at $3.00 per share. Vianet common shares are quoted under the symbol "VNTK" on the NASD's OTC Bulletin Board. The Company also received 120,000 warrants to purchase common shares of Vianet Technologies at $4.50 at any time over the next three years. The Company made the investment based on the compression technology held by Vianet, which could be used in the streaming of, live horseracing video signals over the Internet. On May 31, 2000, the closing share price for Vianet was $3.00 per share.

      Property and equipment increased by $10,000 during the quarter as a result of the Company's investment in the Harness Tracker software. The Company also made new deposits of approximately $20,692 on the development of a new product that will deliver video archives of recent horse races via the web-site. The new product is being developed by Post Time Technologies Inc. and is expected to be available during the summer months of 2000.

      Liquidity and Capital Resources

      As of May 31, 2000, the Company had cash reserves of $11,155, an investment in marketable securities of $240,000 and a working capital deficit of $275,317. For the three month period ended May 31, 2000, cash used by operating activities amounted to $1,083,337, primarily as a result of operating losses for the period. Cash used by investing activities during the three month period ended May 31, 2000 amounted to $395,692 and consisted primarily of a $240,000 investment in marketable securities and a $125,000 non-refundable deposit in connection with a proposed acquisition. Cash provided by financing activities during the three month period ended May 31, 2000 amounted to $1,238,696 and resulted from $856,696 in proceeds from the issuance of common stock and $382,000 from the proceeds from the issuance of convertible debt.

      The Company's ability to continue to fund losses arising from costs and expenses exceeding revenue is connected to its ability to raise additional financing prior to achieving a break even level of operating results. The Company continues to raise funds primarily by issuing common stock and convertible debt. At May 31, 2000, there were $4,657,000 outstanding in convertible debentures. As of July 4, 2000 the Company has received commitments for the issuance of $5,500,000 in new convertible debentures, of which $5,107,000 has been received by the Company.

      The Company has taken steps to reduce monthly operating costs to lessen the burden on raising further funds. In January 2000, the Company reduced the monthly transponder fees from $400,000 to $200,000 and management is exploring other cost saving measures.

      In addition, the Company is hopeful that the proposed joint venture agreement with eBet and the potential acquisition underlying the $125,000 non-refundable deposit, if consummated, will improve the operating loss position of the Company and provide an opportunity to recapitalize. Although discussions are proceeding, there can be no assurance that either of these transactions will in fact be consummated.

      Forward Looking Comments

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

Item 2.  Change in Securities and Use of Proceeds.

      During the period covered by this report, the Company issued $382,000 in convertible debentures in transactions exempt from registration under the Securities Act of 1933, as amended. These debentures are five year senior subordinated 8% notes, that are convertible at the option of the note holder into common shares of the Company at $0.50 per share. Upon conversion a warrant is issued to purchase another common share exercisable at $0.75 per share at any time over the next five years. All notes automatically convert to common shares at maturity. The Company has the option to repay in cash at any time.

      During the three month period ended May 31, 2000 $100,000 of convertible debentures were converted into 200,000 shares of the Company's common stock.


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

3.02 Articles of Amendment of American Digital Communications, Inc. as filed with the Wyoming Secretary of State on September 7, 1999.

3.03 Articles of Incorporation of the Company, as filed with the Wyoming Secretary of State on June 30, 1993 (incorporated by reference to
          Exhibit 3.1 to report on Form 8-K dated July 14, 1993).

3.04 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to report on Form 8-K dated July 14, 1993). 4 Instruments Establishing Rights of Security Holders

4.01 Specimen Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to report on Form 8-K dated July 14, 1993.

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

Exhibit                      Document
-------                      --------

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

16        Letter on Change in Certifying Accountants

16.01 Letter of Causey, Demgen & Moore, dated March 24, 1998 (incorporated by reference to Exhibit [____] to the Registrant's report on Form 8-K, dated April 13, 1998).

16.02 Letter of Stark Tinter & Associates, LLC, dated May 13, 1998 (incorporated by reference to Exhibit 16 to the Registrant's report on Form 8-K, dated May 22, 1998).

*27       Financial Data Schedule.

------------------
*     Filed herewith.

     (b) Reports on Form 8-K

            None


   (Remainder of page left intentionally blank)

                                   SIGNATURES

Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


DATE:  JULY 14, 2000          BY:         /s/ John G. Simmonds
                                          -----------------------------
                                          John G. Simmonds
                                          President / CEO / Director
                                          (principal executive officer)


DATE:   JULY 14, 2000         BY:         /s/ Gary N. Hokkanen
                                          -----------------------------
                                          Gary N. Hokkanen
                                          Chief Financial Officer,
                                          (principal financial officer)