Form 10QSB
period 2000-08-31
TRACKPOWER INC
filed 2000-10-13
CIK 819927

As filed with the Securities and Exchange Commission on October 13, 2000

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

                 For the Quarterly Period Ended August 31, 2000

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

                         YES X                             NO __


The number of shares outstanding of each of the Registrant's class of common equity, as of October 13, 2000 are as follows:

           Class of Securities                              Shares Outstanding
           -------------------                              ------------------
       Common Stock, $.0001 par value                           36,561,922

================================================================================

                                TrackPower, Inc.

                                      INDEX


    PART I     Financial Information

    Item 1.    Financial Statements (unaudited)
                      Balance Sheet........................................... 3
                      Statements of Operations and Comprehensive Loss......... 5
                      Statements of Cash Flows................................ 6
                      Notes to Financial Statements........................... 7

    Item 2.    Management's Discussion and Analysis or Plan of Operation...... 9


    PART II.   Other Information

    Item 1.    Litigation.....................................................15

    Item 2.    Change in Securities and Use of Proceeds.......................15

    Item 3.    Defaults Upon Senior Securities................................15

    Item 4.    Submission of Matters to a Vote of Security Holders............15

    Item 5.    Other Information..............................................15

    Item 6.    Exhibits and Reports on Form 8-K...............................16
                         A)  Exhibit Schedule
                         B)  Reports Filed on Form 8-K

    Signatures................................................................18

                          PART I. Financial Information

Item 1.  Financial Statements


                                TrackPower, Inc.
                                  Balance Sheet
                                   (UNAUDITED)
                                 August 31, 2000


ASSETS
Current Assets:
   Cash                                                             $ 35,196
   Accounts receivable                                                13,290
   Notes receivable                                                   10,764
   Marketable securities                                             124,960
   Other current assets                                               10,146
-----------------------------------------------------------------------------

Total current assets                                                 194,356
-----------------------------------------------------------------------------

Property and equipment:
   Property and equipment                                            172,629
       Less:    Accumulated depreciation                             130,440)
-----------------------------------------------------------------------------
          Net property and equipment                                  42,189


Other assets:
       Distribution rights, net of accumulated amortization           92,300
       Deposits                                                      101,586
       TrackPower trademarks and other intellectual property rights  348,610
-----------------------------------------------------------------------------
                                                                     542,496

-----------------------------------------------------------------------------
            TOTAL ASSETS                                            $779,041
-----------------------------------------------------------------------------


                 See accompanying notes to financial statements.

                                TrackPower, Inc.
                                  Balance Sheet
                                   (UNAUDITED)
                                 August 31, 2000


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Accounts payable (including $1,282 due from related parties)    $    955,871
   Accrued interest                                                     266,787
   Other accrued expenses                                               128,863
-------------------------------------------------------------------------------
       Total current liabilities                                      1,351,521
-------------------------------------------------------------------------------

Long term debt:
8% senior subordinated convertible debentures due
  October 31, 2004                                                    4,704,000
-------------------------------------------------------------------------------

       Total liabilities                                              6,055,521

Shareholders' equity (deficit):
   Convertible preferred stock, no par value,  unlimited
   shares authorized,                                                 1,000,000
   (liquidation value $1,000,000)
   Common   stock,   $.0001  par  value;   unlimited
   shares   authorized,                                                   3,656
   36,561,922 shares, issued and outstanding
   Additional paid in capital                                        12,443,746
   Accumulated deficit                                              (18,608,842)
   Accumulated other comprehensive loss                                (115,040)
-------------------------------------------------------------------------------
       Total shareholders' equity (deficit)                          (5,276,480)
-------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                   $779,041
-------------------------------------------------------------------------------


                 See accompanying notes to financial statements.



                                TrackPower, Inc.
                Statements of Operations and Comprehensive (Loss)
                                   (UNAUDITED)


                                                                Three Months Ended              Six Months Ended
                                                                    August 31,                     August 31,
                                                                         2000        1999            2000          1999
                                                                         ----        ----            ----          ----
 Revenue
     Royalties from distribution rights                                 2,674       1,568           4,301         4,516
     Net subscription revenue                                               -       3,845               -         4,663
     Wagering commissions                                              37,185         562          83,622           562
     Other revenue                                                     26,659       3,653          26,797         4,297
 -----------------------------------------------------------------------------------------------------------------------
     Total revenue                                                     66,518       9,628         114,720        14,038

 Operating expenses:
     Wages and consulting fees                                        186,536      79,812         363,658       167,324
     Management fees - related party                                   75,000      75,000         150,000       150,000
     Transponder fees                                                 400,000     900,000       1,000,000     1,000,000
       Advertising & marketing costs                                    3,008     137,394          26,896       150,004
       Professional fees                                              164,159     108,307         367,076       108,307
       General & administrative                                       130,309     132,130         287,303       191,774
 -----------------------------------------------------------------------------------------------------------------------
     Total operating expenses                                         959,012   1,432,643       2,194,933     1,767,409

 Loss from operations:                                               (892,494) (1,423,015)     (2,080,213)   (1,753,371)

 Other expenses:
     Interest                                                          96,578      28,617         197,830        45,875
     Non-cash financing expense                                             -     649,500          49,750       682,225
     Realized gains on marketable securities                                -     (34,794)              -       (28,463)
     Depreciation and amortization                                     13,451      13,220          26,568        25,471
     Write-off of non-refundable acquisition deposit                  125,000           -         125,000             -
 -----------------------------------------------------------------------------------------------------------------------
     Total other expenses                                             235,029     656,543         399,148       725,108

 Net loss                                                          (1,127,523) (2,079,558)     (2,479,361)   (2,478,479)
 Preferred dividends                                                  (17,500)           -        (35,832)      (67,500)
 -----------------------------------------------------------------------------------------------------------------------
 Net loss applicable to common shareholders                        (1,145,023) (2,079,558)     (2,515,193)   (2,545,979)
 -----------------------------------------------------------------------------------------------------------------------

 Basic and diluted loss per share of common stock                       (0.03)      (0.07)          (0.07)        (0.09)
 -----------------------------------------------------------------------------------------------------------------------

 Weighted average number of common shares outstanding              36,317,233  28,772,312      35,599,139    27,592,381
 -----------------------------------------------------------------------------------------------------------------------


                                                           Comprehensive Loss

 Net loss                                                          (1,127,523) (2,079,558)     (2,479,361)   (2,478,479)
 Other comprehensive loss
 Unrealized holding (loss) gain on marketable                        (115,040))   (10,549)       (115,040)       17,574
 securities
 -----------------------------------------------------------------------------------------------------------------------
 Comprehensive loss                                                (1,242,563) (2,090,107)     (2,594,401)   (2,460,905)
 -----------------------------------------------------------------------------------------------------------------------


                 See accompanying notes to financial statements.


                                TrackPower, Inc.
                            Statements of Cash Flows
                                   (UNAUDITED)


                                                                                         Six Months Ended
                                                                                            August 31,
   Increase (Decrease) in Cash
                                                                                          2000                 1999
                                                                                          ----                 ----
   -------------------------------------------------------------------------------------------------------------------
   Net cash used in operations
       Net loss                                                                       (2,479,361)          (2,478,479)
       Adjustments to reconcile net loss
         to net cash used in operating activities:
            Depreciation and amortization                                                 26,568               25,471
            Non-cash financing expense incurred in
            connection
               with issuance of convertible debentures                                    49,750                    -
            Gain on sale of marketable securities                                              -             (28,463)
            Warrants issued as a guarantee fee                                                                649,500
            Write-off of acquisition deposit                                             125,000                    -
        Changes in:
            Accounts receivable                                                           51,293              (20,617)
            Prepaid transponder fee                                                      200,000                    -
            Due to related parties                                                             -              (76,694)
            Inventory                                                                          -              (70,331)
            Other current assets                                                         (2,646)               (7,115)
            Accounts payable                                                             654,171              197,010
            Accrued expenses                                                             (9,873)              (99,251)
            Accrued interest                                                             184,827                    -
   -------------------------------------------------------------------------------------------------------------------
   Net cash used in operating activities                                              (1,200,271)          (1,908,969)
   -------------------------------------------------------------------------------------------------------------------
   Cash flows from investing activities:
         Proceeds from sale (purchase) of marketable                                    (240,000)             652,599
   securities
         Deposits                                                                        (57,072)              64,000
         Deposit on acquisition                                                         (125,000)                   -
         (Purchase) of fixed assets                                                      (16,690)             (21,046)
   -------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) investing activities                                  (438,762)             695,553
   -------------------------------------------------------------------------------------------------------------------
   Cash flows from financing activities:
         Proceeds from options exercised                                                 846,633              235,500
         Proceeds from sale of common stock, net                                               -              313,421
         Proceeds from warrants exercised                                                157,478                    -
         (Repayment) of notes payable                                                    (10,370)            (752,461)
         Proceeds on issuance of convertible debentures                                  429,000            1,500,000
   -------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities:                                          1,422,741            1,296,460
   -------------------------------------------------------------------------------------------------------------------

   -------------------------------------------------------------------------------------------------------------------
   Increase (decrease) in cash                                                          (216,292)              83,044
   -------------------------------------------------------------------------------------------------------------------
   Cash,  beginning of period                                                            251,488               18,089
   -------------------------------------------------------------------------------------------------------------------
   Cash,  end of period                                                                   35,196              101,133
   -------------------------------------------------------------------------------------------------------------------


                 See accompanying notes to financial statements.

                                TrackPower, Inc.

                          Notes to Financial Statements
                                 August 31, 2000


         Nature of business

         The Company was organized on June 30, 1993 under the laws of Wyoming. Prior to August 26, 1999, the Company operated under the name American Digital Communications, Inc. The Company had intended to provide wireless two-way communications in the 220 mHz. band, and the Company held distribution rights for various Midland brand commercial land mobile radios and radio parts acquired in separate transactions during 1995 and 1996. During fiscal year 1998, the Company sold, sub-licensed or wrote off all remaining distribution rights. On January 15, 1998, the Company acquired the TrackPower trade name and other intellectual property rights from Simmonds Capital Limited ("Simmonds Capital"). Management is developing a business plan under which the Company will become a diversified company with interests in a series of horseracing industry sectors.

         Recent Developments

         On June 28, 2000, the Company announced that it had entered into a letter of intent with respect to a revised USA race wagering joint venture with eBet Limited. The June 28, 2000 letter of intent superseded a March 6, 2000 letter of intent with Penn National Gaming Inc. and eBet which contemplated each party either selling certain of their subsidiaries or contributing various assets, technologies, business operations, contracts and management agreements to the Company in exchange for shares of the Company's common stock. As of this date, the Company has made the decision not to pursue either of these mergers and plans instead to focus on other opportunities in the horseracing industry. These other opportunities, if consummated, will result in transforming TrackPower into a diversified holding company with interests in several horseracing related sectors. Management believes that diversification of interests should improve the financial condition of the Company in the future.

         On August 3, 2000, the Company announced that the Company would no longer be broadcasting live horseracing on the DISH network and that the satellite distribution services agreement had been terminated. The service had become somewhat redundant to the other live horseracing services on DISH network and the existing satellite service did not provide the necessary features to support the unique system the Company required. The Company also announced that it was close to announcing a new more economical distribution system that would provide full interactive wagering capabilities to its subscribers.

         On August 9, 2000, the Company announced it had entered into a Letter of Intent with inetcable.com inc. (`Inetcable"), under the terms of which Inetcable would become the primary satellite services provider to the Company. Under the terms of the agreement Inetcable will become the exclusive interactive horse wagering information and video service on Inetcables satellite to internet broadcast service. Inetcable or its affiliates will provide technical operations and management services to the Company including all necessary compression, encoding, encrypting and related work necessary for uplinking the TrackPower programming for redistribution by broadband internet service providers. In exchange for the aforementioned services, which will include free satellite transponder bandwidth for one year, Trackpower will issue to Inetcable common stock of the Company. In addition TrackPower will make an equity investment in Inetcable. The letter of intent is subject to standard conditions, including the completion of definitive documentation. This agreement is expected to close shortly.

         On October 2, 2000, the Company announced that Inetcable and BroadLogic Network Technologies have signed an agreement to supply Inetcable with its Satellite Express(TM) USB desktop satellite receiver. Inetcable will use BroadLogic receivers to enable the delivery of streamed IP video and data to TrackPower's subscribers across North America.

         During the quarter ended August 31, 2000, management performed due diligence on a potential acquisition of a horseracing related entity for which eBet and the Company each placed a $125,000 non-refundable deposit into a newly formed entity which, in turn, made a $250,000 non-refundable deposit on the acquisition. Due diligence resulted in the decision to decline the acquisition, which resulted in the forfeiture of the Company's $125,000 deposit.

         The modified business plan includes: 1) a joint venture that is expected to have two sources of revenue, one from on-track activities and the other from in-home services, 2) the establishment of a wholly owned subsidiary in the horseracing information services sector, 3) a 60% investment in a web-site business related to a particular sector of the horse industry, and 4) a joint venture involving the acquisition of a horseracing establishment. The broadcast of the TrackPower service through Inetcable is currently contemplated to be under the direction of the investment referred to in item 1 above.

         Basis of presentation

         The accompanying unaudited financial statements of TrackPower, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310 (b) of Regulation S-B. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended August 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended February 29, 2000.

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

         Transponder fees

         In June 1999, the Company signed an agreement with Transponder Encryption Services Corporation that provided for the broadcast of the TrackPower services under the Echostar DISH network. The agreement entailed a base monthly fee of $400,000 for four channels per month, plus a portion of revenues to be paid to Echostar for the four-year term of the agreement. Effective January 2000 the number of channels was reduced to two and the monthly fees under this agreement were reduced to $200,000. Simmonds Capital Limited guaranteed the Company's obligations under this agreement. Effective August 3, 2000 this agreement was terminated. The Company and Echostar are in negotiations over amounts due. Management has provided for an amount, in these financial statements, believed to be more than adequate for the services provided.

         Marketable securities

         During the quarter ended May 31, 2000, the Company purchased 80,000 shares of common stock of a publicly traded entity. These securities are considered "available for sale" and, accordingly, are recorded at market value with unrealized gains or losses recorded as a separate component of shareholders' equity (deficit). During the three months ended August 31, 2000 the closing market value of the securities dropped from $3.00 on May 31, 2000 to $1.562 on August 31, 2000, resulting in an unrealized holding loss of $115,040.

         Convertible debentures

         During the three month and six month periods ended August 31, 2000, the Company raised $47,000 and $429,000, respectively, through the issuance of additional 8% senior subordinated convertible debentures. Accordingly, the total face value of convertible debentures has increased to $4,704,000 at August 31, 2000.

         Net loss per share

         Basic loss per common share is based on the weighted average number of shares outstanding during each period presented. Convertible debentures, options to purchase stock and warrants are included as common stock equivalents only when dilutive. Potential common stock equivalents totaling 10,765,000 shares at August 31, 2000 have been excluded, as the effects of such shares would have been anti-dilutive.

Item 2. Management's Discussion and Analysis or Plan of Operation.

         Overview

         During the quarter ended August 31, 2000, management made a series of decisions that, if consummated, will effectively transform the Company into a diversified entity with holdings in several horseracing related interests. Two of the transactions pursued by the Company were declined and the broadcast of the video service by EchoStar's DISH network was cancelled.

         On June 28, 2000, the Company announced that it had entered into a letter of intent with respect to a revised USA race wagering joint venture with eBet Limited. The June 28, 2000 letter of intent superceded a March 6, 2000 letter of intent with Penn National Gaming Inc. and eBet which contemplated each party either selling certain of their subsidiaries or contributing various assets, technologies, business operations, contracts and management agreements to the Company in exchange for shares of the Company's common stock. As of this date the Company is no longer pursuing this merger because it was judged not to be in the best interests of shareholders.

         During the quarter ended August 31, 2000, management performed due diligence on a potential acquisition of a horseracing related entity for which eBet and the Company each placed a $125,000 non-refundable deposit into a newly formed entity which, in turn, made a $250,000 non-refundable deposit on the acquisition. Due diligence resulted in the decision to decline the acquisition. The primary reason for the decision was that the cost of the acquisition, which was to be paid in cash, was substantial and the assets to be purchased were determined not to be satisfactory.

         On August 3, 2000, the Company announced that the Company would no longer be broadcasting live horseracing on the DISH network and that the satellite distribution services agreement had been terminated. The service had become somewhat redundant to the other live horseracing services on DISH network and the existing satellite service did not provide the necessary features to support the unique system the Company required. The Company also announced that it was close to announcing a new more economical distribution system that would provide full interactive wagering capabilities to its subscribers. Under the DISH network satellite distribution services agreement the Company was responsible for $200,000 per month in transponder fees. The decision to cancel the contract has effectively reduced fixed costs by $2.4 million per year.

         The alternative distribution system was announced on August 9, 2000. The Company announced it had entered into a letter of intent with Inetcable, under the terms of which Inetcable would become the primary satellite services provider to the Company. Under the terms of the agreement Inetcable will become the exclusive interactive horse wagering information and video service on Inetcables satellite to internet broadcast service. Inetcable or its affiliates will provide technical operations and management services to the Company including all necessary compression, encoding, encrypting and related work necessary for uplinking the TrackPower programming for redistribution by broadband internet service providers. The letter of intent is subject to standard conditions, including the completion of definitive documentation. Inetcable has agreed to provide free transponder bandwidth for one year.

         Management has been developing a modified business plan for the Company for several months. The plan involves transforming the Company from a business that relies solely on wagering commissions under its wagering hub agreement with Penn National Gaming Inc. to a diversified company with interests in several horseracing related sectors. Management is of the opinion that diversification is a critical success factor for the future. It became clear during the first half of the current fiscal year that wagering revenue was not growing at a sufficient rate to make continued broadcast of the video service by DISH network viable.

         The modified business plan includes: 1) a joint venture that is expected to have two sources of revenue, one from on-track activities and the other from in-home services, 2) the establishment of a wholly owned subsidiary in the horseracing information services sector, 3) a 60% investment in a web-site business related to a particular sector of the horse industry, and 4) a joint venture involving the acquisition of a horseracing establishment. The broadcast of the TrackPower service through Inetcable is currently contemplated to be under the direction of the investment referred to in item 1 above.

         Management is optimistic that the profitability of the Company will improve; however the Company will require incremental financing in order to proceed with many of these new initiatives. There can be no assurance that the Company will be able to obtain such capital funds, or on terms acceptable to it. If additional funds are raised through the issuance of common stock or securities convertible into or exchangeable for common stock, the percentage ownership of our stockholders at the time will decrease and they may experience additional dilution. In addition, any convertible or exchangeable securities may have rights, preferences and privileges more favorable than those of the common stock. If additional financing is needed and is not available, our business, operating results and financial condition will be materially and adversely affected.

         Results of operations

         For the three month period ended August 31, 2000

         Revenues for the three month period ended August 31, 2000 were $66,518 compared to $9,628 during the comparative period in the prior year. Wagering commissions were $37,185 in the current period and $562 in the prior year. The year over year increase is a result of comparatively more active wagering accounts in the current year and the wagering hub agreement only being in place beginning July 1, 1999. Although the Company is no longer broadcasting under the DISH network service and has not yet reestablished service under Inetcable, the Company continues to earn wagering commissions from those individuals still wagering under the Penn National Gaming hub agreement.

         The Company also received $2,674 during the three month period ended August 31, 2000 ($1,568 during the comparative period in the prior year), for royalties under a sub-license agreement on Midland brand two-way radio sales in certain territories of Canada.

         Up until January 2000, the Company earned subscription revenue from its video service. Subscription revenues during the three month period ended August 31, 1999 were $3,845, and zero in the current year.

         Miscellaneous revenues were $26,659 during the three month period ended August 31, 2000 and $3,653 during the comparative period in the prior year. Miscellaneous revenues during the three month period ended August 31, 2000 consisted primarily of a sale of redundant set top box and dish equipment previously written off by the Company.

         Operating expenses totaled $959,012 during the three-month period ended August 31, 2000 down from $1,432,643 in the comparative period in the prior year. The decrease of approximately $474,000 is attributable primarily to a drop in transponder fees of $500,000 as a result of the decision to reduce the number of channels from four to two in January 2000 and the termination of the satellite distribution services agreement effective August 3, 2000 and secondarily a $134,000 decrease in advertising and marketing costs which was the result of a corporate decision to reduce discretionary costs when substantial numbers of active wagering accounts did not emerge. General and administrative expenses were down approximately $2,000 in comparison to the prior year. The aggregate operating expense decrease was partially offset by increases in the following expense categories: wages and consulting fees $106,000, and professional fees $56,000. Wage costs increased due to an increased number of employees. Consulting fees were higher due to a series of consulting agreements with various spokesmen. Professional fees increased due to the various mergers and acquisitions the Company was pursuing and also due to the legal costs incurred on behalf of the SB2 registration statement.

         Other expenses/income totaled $235,029 during the three month period ended August 31, 2000, and included the write-off of the $125,000 acquisition non-refundable deposit, $96,578 in interest expense ($28,617 in the comparative period in the prior year) and $13,451 of depreciation of capital assets and amortization of distribution rights and trademarks. Other expenses/income for the comparative period last year amounted to $656,543 and included $649,500 non-cash financing expense related to the issuance of warrants to Simmonds Capital Limited for their guarantee of the satellite distribution services agreement. The increased interest expense is a result of the Company financing operating losses through the issuance of convertible debt.

         The net loss during the three month period ended August 31, 2000 was $1,127,523 ($0.03 per share) compared to $2,079,558 ($0.07 per share) for the three month period ended August 31, 1999.

         For the six month period ended August 31, 2000

         Revenues for the six month period ended August 31, 2000 were $114,720 compared to $14,038 during the comparative period in the prior year. Wagering commissions were $83,622 in the current period and $562 in the prior year. The year over year increase is a result of comparatively more active wagering accounts in the current year and the wagering hub agreement only being in place beginning July 1, 1999. Although the Company is no longer broadcasting under the DISH network service and has not yet reestablished service under Inetcable, the Company continues to earn wagering commissions from those individuals still wagering under the Penn National Gaming hub agreement.

         The Company received $4,301 during the six month period ended August 31, 2000 ($4,516 during the comparative period in the prior year), for royalties under a sub-license agreement on Midland brand two-way radio sales in certain territories of Canada.

         Up until January 2000, the Company was also earning subscription revenue from its video service. Subscription revenues during the six month period ended August 31, 1999 were $4,663, and zero in the current year.

         Miscellaneous revenues were $26,797 during the six month period ended August 31, 2000 and $4,297 during the comparative period in the prior year. Miscellaneous revenues during the six month period ended August 31, 2000 consisted primarily of a sale of redundant set top box and dish equipment previously written off by the Company.

         Operating expenses totaled $2,194,933 during the six month period ended August 31, 2000 up from $1,767,409 in the prior period. The increase of approximately $428,000 is attributable to an increase in professional fees of $259,000, an increase in wages and consulting fees of $197,000 and an increase in general and administrative expenses of $95,000 partially offset by a $123,000 decrease in advertising and marketing costs. Professional fees increased due to the various mergers and acquisitions the Company was pursuing and also due to the legal costs incurred on behalf of the SB2 registration statement. Wage costs increased due to an increased number of employees. Consulting fees were higher due to a series of consulting agreements with various spokesmen. General and administrative expenses were higher primarily due to increased travel costs and additional insurance requirements.

         Other expenses/income totaled $399,148 during the six month period ended August 31,

2000, and included the write-off of the $125,000 acquisition non-refundable deposit, $197,830 in interest expense ($45,875 in the comparative period in the prior year), non-cash financing expenses of $49,750 ($682,225 in the comparative period in the prior year) and $26,568 of depreciation of capital assets and amortization of distribution rights and trademarks. The increase in interest expense is a result of the Company financing operating losses through the issuance of convertible debt. The non-cash financing expenses, during the six month period ended August 31, 2000 relate to commissions and finders fees incurred in issuing convertible debentures. The $682,225 non-cash financing expense for the prior period was primarily the result of issuing warrants to Simmonds Capital Limited for their guarantee of the satellite distribution services agreement.

         The net loss during the six month period ended August 31, 2000 was $2,479,361 ($0.07 per share) compared to $2,478,479 ($0.09 per share) for the six month period ended August 31, 1999.

         Financial Condition

         The accompanying financial statements have been prepared on a going concern basis. The significant losses incurred by the Company under the initial business plan have called into question its ability to continue as a going concern. The Company is modifying its business plan to diversify operations. Rather than relying solely on wagering commissions earned under the Penn National Gaming hub agreement, the modified business plan calls for the transformation of the Company into an entity with interests in several horseracing related sectors. The initiatives contemplated in the modified business plan will require additional financing. Since inception, the Company has supported operations through the issuance of common stock and convertible debt and other securities. Management hopes that the new business initiatives will be successful and will provide higher levels of operating cash flow.

         During the three month period ended August 31, 2000, the market value of the Company's investment in 80,000 common shares of Vianet Technologies Inc. decreased from $240,000 on May 31, 2000 to $124,960 on August 31, 2000. Vianet common shares trade under the symbol "VNTK" on the OTCBB. The Company also holds 120,000 warrants to purchase common shares of Vianet Technologies at $4.50 at any time over the next three years. The Company made the investment based on the compression technology held by Vianet, which could be used in the streaming of, live horseracing video signals over the Internet. The drop in market value resulted in an unrealized holding loss of $115,040.

         The Company made deposits of approximately $36,380 on the development of a new product that will deliver video archives of recent horse races via the web-site. Thus far the Company has made deposits totaling $101,586 to this entity. This entity represents one of the investments contemplated in the modified business plan. If the investment is consummated the deposits will become part of the Company's investment in the investee.

         Liquidity and Capital Resources

         As of August 31, 2000, the Company had cash reserves of $35,196, an investment in marketable securities valued at $124,960 and a working capital deficit of $1,157,165. For the six month period ended August 31, 2000, cash used by operating activities amounted to $1,200,271, primarily as a result of operating losses for the period. Cash used by investing activities during the six month period ended August 31, 2000 amounted to $438,762 and consisted primarily of

$57,000 in deposits on the development of new interactive software which could convert into an investment in the developer, a $125,000 acquisition deposit and $240,000 of purchased marketable securities. Cash provided by financing activities during the six month period ended August 31, 2000 amounted to $1,422,741 and resulted from the exercise of options and warrants and the issuance of new convertible debentures.

         The Company's ability to continue to fund losses arising from costs and expenses exceeding revenue is connected to its ability to raise additional financing. The Company continues to raise funds primarily by issuing common stock and convertible debt. At August 31, 2000, there were $4,704,000 outstanding in convertible debentures. Management believes that the implementation of the modified business plan will require incremental financing. Although discussions are proceeding, there can be no assurance that the transactions contained in the modified business plan will in fact be concluded on the terms contemplated.

         The Company has taken steps to reduce monthly operating costs to lessen the burden on raising further funds. In August 2000, the Company terminated the DISH network satellite distribution services agreement effectively reducing operating costs by $2.4 million per annum. Although the Company is no longer broadcasting under the DISH network service and has not yet reestablished service under Inetcable, the Company continues to earn wagering commissions from those individuals still wagering under the Penn National Gaming hub agreement.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

         This document contains a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as it may be amended from time to time, and Section 21E of the Securities Exchange Act of 1934, as it may be amended from time to time. Specifically, all statements other than statements of historical facts included in this document, or incorporated by reference in this document, regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in herein, including the information incorporated by reference, the words anticipate, believe, estimate, expect, may, will, continue and intend, and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These cautionary statements reflect our current view regarding future events and are subject to risks, uncertainties and assumptions related to various factors.

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

Item 2.  Change in Securities and Use of Proceeds.

         During the three month period covered by this report, the Company issued $47,000 in convertible debentures in transactions exempt from registration under the Securities Act of 1933, as amended. These debentures are five year senior subordinated 8% notes, that are convertible at the option of the note holder into common shares of the Company at $0.50 per share. Upon conversion a warrant is issued to purchase another common share exercisable at $0.75 per share at any time over the next five years. All debentures automatically convert to common shares at maturity. The Company has the option to repay in cash at any time.

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

-----------------------

*     Filed herewith.

     (b) Reports on Form 8-K

                  None



   (Remainder of page left intentionally blank)

                                   SIGNATURES

Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



DATE:  OCTOBER 13, 2000        BY:   /s/ John G. Simmonds
                                     ----------------------------
                                     John G. Simmonds
                                     President / CEO / Director
                                     (principal executive officer)


DATE:   OCTOBER 13, 2000       BY:   /s/ Gary N. Hokkanen
                                     ----------------------------
                                     Gary N. Hokkanen
                                     Chief Financial Officer,
                                     (principal financial officer)