Form 10QSB
period 2000-11-30
TRACKPOWER INC
filed 2001-01-16
CIK 819927

As filed with the Securities and Exchange Commission on January 16, 2001

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

                For the Quarterly Period Ended November 30, 2000

                        Commission file number 000-28506

                                TRACKPOWER, INC.
        (Exact name of small business issuer as specified in its charter)

                               Wyoming 13-3411167
                 (State of Incorporation) (IRS. Employer ID No.)

                                 67 Wall Street
                         Suite 2211, New York, NY 10005
                    (Address of Principal Executive Offices)

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

                         YES X                                 NO __
                             -

The number of shares outstanding of each of the Registrant's classes of common equity, as of January 3, 2001, is as follows:

           Class of Securities                           Shares Outstanding
           -------------------                           ------------------
      Common Stock, $.0001 par value                         42,141,313

================================================================================

                                TrackPower, Inc.
--------------------------------------------------------------------------------


                                      INDEX


    PART I      Financial Information

    Item 1.     Financial Statements (unaudited)
                       Balance Sheet........................................   3
                       Statements of Operations and Comprehensive Loss......   5
                       Statements of Cash Flows.............................   6
                       Notes to Financial Statements........................   7

    Item 2.     Management's Discussion and Analysis or Plan of Operation...  10


    PART II.    Other Information

    Item 1.     Litigation..................................................  15

    Item 2.     Change in Securities and Use of Proceeds....................  15

    Item 3.     Defaults Upon Senior Securities.............................  15

    Item 4.     Submission of Matters to a Vote of Security Holders.........  15

    Item 5.     Other Information...........................................  15

    Item 6.     Exhibits and Reports on Form 8-K............................  16
                          A)  Exhibit Schedule
                          B)  Reports Filed on Form 8-K

    Signatures..............................................................  18

                          PART I. Financial Information

Item 1.  Financial Statements


                                TrackPower, Inc.
                                  Balance Sheet
                                   (UNAUDITED)
                                November 30, 2000


ASSETS
Current Assets:
   Cash                                                                $ 9,229
   Accounts receivable                                                   1,404
   Notes receivable                                                     10,764
   Marketable securities                                                32,480
   Other current assets                                                    781
--------------------------------------------------------------------------------

Total current assets                                                    54,658
--------------------------------------------------------------------------------

Property and equipment:
   Property and equipment                                              190,166
       Less:    Accumulated depreciation                              (133,793)
--------------------------------------------------------------------------------
          Net property and equipment                                    56,373

Other assets:
       Distribution rights, net of accumulated amortization             86,101
       Deposits                                                        124,048
       TrackPower trademarks and other intellectual property rights    343,630
--------------------------------------------------------------------------------
                                                                       553,779

--------------------------------------------------------------------------------
            TOTAL ASSETS                                              $664,810
--------------------------------------------------------------------------------



                 See accompanying notes to financial statements.

                                TrackPower, Inc.
                                  Balance Sheet
                                   (UNAUDITED)
                                November 30, 2000


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Accounts payable (including $41,371 due to related parties)       $1,093,405
   Accrued interest                                                     227,110
   Other accrued expenses                                               109,483
   Note payable related party                                            65,104
--------------------------------------------------------------------------------
       Total current liabilities                                      1,495,102
--------------------------------------------------------------------------------

Long term debt:
8% senior subordinated convertible debentures due October 31, 2004    2,936,500
8% senior subordinated convertible debentures due January  31, 2005      60,000
--------------------------------------------------------------------------------

       Total liabilities                                              4,491,602

Shareholders' equity (deficit):
   Convertible preferred stock, no par value,  unlimited shares
   authorized, (liquidation value $1,000,000)                         1,000,000
   Common   stock,   $.0001  par  value;   unlimited   shares             4,041
   authorized, 40,403,947 shares, issued and outstanding
   Additional paid in capital                                        14,381,873
   Accumulated deficit                                               19,105,186)
   Accumulated other comprehensive loss                                (107,520)
--------------------------------------------------------------------------------
       Total shareholders' equity (deficit)                          (3,826,792)
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                   $664,810
--------------------------------------------------------------------------------


                 See accompanying notes to financial statements.

                                TrackPower, Inc.
                Statements of Operations and Comprehensive (Loss)
                                   (UNAUDITED)

                                                           Three Months Ended             Nine Months Ended
                                                              November 30,                  November 30,
                                                                2000        1999           2000          1999
                                                                ----        ----           ----          ----
 Revenue
     Royalties from distribution rights                      $  3,482      $ 3,393        $ 7,783       $ 7,909
     Net subscription revenue                                       -       25,489              -        30,152
     Wagering commissions                                           -        8,750         83,622         9,312
     Other revenue                                                299          133         27,096         4,430
 ---------------------------------------------------------------------------------------------------------------
     Total revenue                                              3,781       37,765        118,501        51,803

 Operating expenses:
     Wages and consulting fees                                 63,332      194,756        426,990       362,080
     Management fees - related party                           75,000       75,000        225,000       225,000
     Transponder fees                                               -    1,200,000      1,000,000     2,200,000
       Advertising & marketing costs                            3,930      300,421         30,826       450,425
       Professional fees                                       33,298       86,123        400,374       194,430
       General & administrative                               108,605      139,800        395,908       331,574
 ---------------------------------------------------------------------------------------------------------------
     Total operating expenses                                 284,165    1,996,100      2,479,098     3,763,509

 Loss from operations:                                       (280,384)  (1,958,335)    (2,360,597)   (3,711,706)

 Other (income) expenses:
     Interest                                                  83,927       34,034        281,757        79,909
     Non-cash financing expense                                     -            -         49,750       682,225
     Realized loss/(gains) on marketable securities           100,000            -        100,000      (28,463)
     Depreciation and amortization                             14,533       12,970         41,101        38,441
     Write-off of non-refundable acquisition deposit                -            -        125,000             -
 ---------------------------------------------------------------------------------------------------------------
     Total other expenses                                     198,460       47,004        597,608       772,112

 Net loss                                                    (478,844)  (2,005,339)    (2,958,205)   (4,483,818)
 Preferred dividends                                          (17,500)           -        (53,332)      (67,500)
 ---------------------------------------------------------------------------------------------------------------
 Net loss applicable to common shareholders                 $(496,344) $(2,005,339)   $(3,011,537)  $(4,551,318)
 ---------------------------------------------------------------------------------------------------------------

 Basic and diluted loss per share of common stock            $  (0.01)   $   (0.07)     $   (0.08)    $   (0.16)
 ---------------------------------------------------------------------------------------------------------------

 Weighted average number of common shares outstanding      37,228,926   29,199,151     36,142,042    28,133,203
 ---------------------------------------------------------------------------------------------------------------

                                                          Comprehensive Loss

 Net loss                                                   $(478,844) $(2,005,339)   $(2,958,205)  $(4,483,818)
 Other comprehensive loss
 Unrealized holding (loss) gain on marketable                   7,520       (3,773)      (107,520)       13,801
 securities
 ---------------------------------------------------------------------------------------------------------------
 Comprehensive loss                                         $(471,324) $(2,009,112)   $(3,065,725)  $(4,470,017)
 ---------------------------------------------------------------------------------------------------------------


                 See accompanying notes to financial statements.

                                TrackPower, Inc.
                            Statements of Cash Flows
                                   (UNAUDITED)

                                                                   Nine Months Ended
                                                                      November 30,
   Increase (Decrease) in Cash
                                                                       2000                 1999
                                                                       ----                 ----
   --------------------------------------------------------------------------------------------------
   Net cash used in operations
       Net loss                                                     $(2,958,205)         $(4,483,818)
       Adjustments to reconcile net loss
         to net cash used in operating activities:
            Depreciation and amortization                                41,101               38,441
            Realized (Gain)/loss on marketable securities               100,000              (28,463)
            Warrants issued as a guarantee fee                                               649,500
            Non-cash financing expense incurred in
            connection
               with issuance of convertible debentures                   49,750               32,725
            Write-off of acquisition deposit                            125,000                    -
        Changes in:
            Accounts receivable                                          63,179              (40,081)
            Prepaid transponder fee                                     200,000                    -
            Due to related parties                                       54,734             (466,513)
            Inventory                                                         -              (70,928)
            Other current assets                                          6,719               (5,392)
            Accounts payable                                            791,705              883,476
            Accrued expenses                                            (29,253)               1,807
            Accrued interest                                            268,660              (16,981)
   --------------------------------------------------------------------------------------------------
   Net cash used in operating activities                             (1,286,610)          (3,506,227)
   --------------------------------------------------------------------------------------------------
   Cash flows from investing activities:
         Proceeds from sale (purchase) of marketable                   (240,000)             652,598
   securities
         Deposits                                                       (79,534)              64,000
         Deposit on acquisition                                        (125,000)                   -
         Purchase of fixed assets                                       (34,227)             (23,678)
   --------------------------------------------------------------------------------------------------
   Net cash provided by (used in) investing activities                 (478,761)             692,920
   --------------------------------------------------------------------------------------------------
   Cash flows from financing activities:
         Proceeds from options exercised                                866,570              263,751
         Proceeds from sale of common stock, net                              -              280,696
         Proceeds from warrants exercised                               192,542                    -
         Repayment of notes payable                                           -             (437,539)
         Proceeds on issuance of convertible debentures                 464,000            2,730,000
   --------------------------------------------------------------------------------------------------
   Net cash provided by financing activities:                         1,523,112            2,836,908
   --------------------------------------------------------------------------------------------------

   --------------------------------------------------------------------------------------------------
   Increase (decrease) in cash                                         (242,259)              23,601
   --------------------------------------------------------------------------------------------------
   Cash,  beginning of period                                           251,488               18,089
   --------------------------------------------------------------------------------------------------
   Cash,  end of period                                               $   9,229            $  41,690
   --------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                                TrackPower, Inc.

                          Notes to Financial Statements
                                November 30, 2000


         Nature of business

         The Company was organized on June 30, 1993 under the laws of Wyoming and had intended to provide wireless two-way communications in the 220 mHz. band. Prior to August 26, 1999, the Company operated under the name American Digital Communications, Inc.

         On January 15, 1998, the Company acquired the TrackPower trade name and other intellectual property rights from Simmonds Capital Limited ("Simmonds Capital"). Thereafter, the Company had been attempting to carry out a business plan that involved the distribution of a live horseracing video signal first through the SkyVista satellite service and later through EchoStar's DISH network in return for subscription revenues and wagering commissions. Management has since determined that it is in the best interest of the Company to terminate that business plan and to instead move toward a more diversified approach to operations, by making acquisitions and strategic investments in several horseracing industry sectors. Management has identified a number of complementary acquisitions, investments and alliances that it believes will enable the Company to provide a complete turnkey service offering to racetracks and gaming facilities.

         Recent Developments

         As previously announced, the Company is currently negotiating the terms of the transactions with PlayandWin Inc. (PlayandWin). Various documents have been executed. The final terms of this transaction may change from those previously disclosed.

         The Company signed the definitive documentation on the transaction with Compurace, Inc. (Compurace) in December 2000. Under the terms of the agreement, the Company is to acquire all of the outstanding shares of Compurace for three hundred thousand dollars in cash ($300,000), approximately 1.4 million shares of the Company's common stock (fully restricted for one year), and 450,000 five-year warrants with an exercise price of $0.50 per share. The managing partners of Compurace agreed to a two-year contract to remain with the Company. The final payment and share transaction is expected during January 2001. It is anticipated that the operation of the Compurace business will be conducted through PlayandWin.

         The Company believes it will be successful in finalizing these transactions on acceptable and favorable terms. The consummation of these transactions is subject to the standard conditions, including the completion of due diligence and the negotiation and execution of definitive documentation.

         Compurace is headquartered in Los Alamitos, California, and operates a video archiving and Internet broadcast service for racetracks. Its products are available both on kiosks at racetracks and on its fully operating Internet site www.compuraceinc.com. Compurace has both exclusive and non-exclusive replay and live broadcast agreements with their racetrack clients, which include major tracks from New York, California and Kentucky. Compurace also has replay video kiosks located in major Las Vegas casinos.

         The PlayandWin transaction, if consummated, will serve as the public vehicle to execute the turnkey broadcast and kiosk business component of the modified business plan described above. PlayandWin will have a focused mission and management team to fully execute the business strategy. The TrackPower kiosk rollout and distribution opportunity is complementary to Racingo(R), PlayandWin's proprietary wager.

         PlayandWin holds the exclusive license to the Racingo(R) concept for the Internet as well as North American on-track and off-track versions of Racingo(R). Racingo(R) is a pari-mutuel, 'Bingo-type,' proprietary game with the outcome based on a series of horse races, protected worldwide by trademarks and patents. As in Bingo, Racingo(R) players bet to form a winning pattern on a grid. In Racingo(R), the winning numbers are determined by the outcome of the horse races.

         On December 7, 2000 the Company announced that Standard and Poor's Editorial Board had approved the Company for inclusion in the premier Market Access Program. As part of the program, Standard and Poor's will also initiate financial coverage for TrackPower on the Standard and Poor's Internet Site www.advisorinsight.com as well as S&P MarketScope and the S&P Stock Guide database. S&P's financial coverage program ensures broad dissemination of company information to the financial community.

         Basis of presentation

         The accompanying unaudited financial statements of TrackPower, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and item 310 (b) of Regulation S-B. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended November 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended February 29, 2000.

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

         Marketable securities

         During the quarter ended May 31, 2000, the Company purchased 80,000 shares of common stock of a publicly traded entity. These securities are considered "available for sale" and, accordingly, are recorded at market value with unrealized gains or losses recorded as a separate component of shareholders' equity (deficit). During the three months ended November 30, 2000 the closing market value of the securities (as reported on the OTCBB) dropped from $1.562 on August 31, 2000 to $0.406 on November 30, 2000, resulting in an unrealized holding loss of $92,480.

         During the three month period ended November 30, 2000, the Company recorded a $100,000 loss on the Vianet securities on the basis that a portion of the unrealized loss was perceived to be an other than temporary impairment in the share value.

         Convertible debentures

         During the three month and nine month periods ended November 30, 2000, the Company raised $35,000 and $464,000, respectively, through the issuance of additional 8% senior subordinated convertible debentures. In addition, during the quarter ended November 30, 2000, debenture holders converted debentures having a total face value of $1,742,500 plus accrued interest of $123,511 into 3,732,025 shares of the Company's common stock. Accordingly, the total face value of convertible debentures has decreased to $2,996,500 at November 30, 2000.

         On October 31, 2000, the Company did not make the scheduled interest payment, totaling approximately $227,000 as contemplated in the convertible debenture agreements. As a result the Company may not be in compliance with the terms of these agreements. Management plans to rectify this matter by requesting that debt holders covert amounts due and accrued interest thereon into common stock. On December 15, 2000, approximately $868,000 of convertible debt and accrued interest were converted into 1,735,506 shares of the Company's common stock.

         Wagering Commissions

         The Company was a party to a "hub" agreement with Penn National Gaming, Inc. Penn National asserted that because the Company no longer broadcasted under the DISH network service, commissions were no longer payable to the Company under the agreement, and ceased making payments as of August 2000. During the month of January 2001, the Company and Penn National mutually agreed to terminate the agreement.

         Net loss per share

         Basic loss per common share is based on the weighted average number of shares outstanding during each period presented. Convertible debentures, options to purchase stock and warrants are included as common stock equivalents only when dilutive. Potential common stock equivalents totaling 7,195,000 shares at November 30, 2000 have been excluded, as the effects of such shares would have been anti-dilutive.

Item 2. Management's Discussion and Analysis or Plan of Operation.

         Overview

         During the quarter ended November 30, 2000, management began the transformation of the Company into a diversified entity with holdings in several horseracing-related interests. Operating losses have been reduced substantially from fiscal 2000 to fiscal 2001. Operating expenses have been reduced; however, certain revenue streams have also been reduced and will eventually cease. As the Company implements its new business strategy the Company will record the operating results of acquisitions either through consolidation or recognizing its proportionate share of the income or loss of the target entity through the equity method of accounting. Management is also in the process of reorganizing the affairs of the corporate entity to minimize the fixed monthly cost.

         Management is optimistic that the operating results of the Company will improve; however, the Company will require incremental financing in order to proceed with some of its new initiatives. There can be no assurance that the Company will be able to obtain such capital funds, or on terms acceptable to it. If additional funds are raised through the issuance of common stock or securities convertible into or exchangeable for common stock, the percentage ownership of our stockholders at the time will decrease and they may experience additional dilution. In addition, any convertible or exchangeable securities may have rights, preferences and privileges more favorable than those of the common stock. If additional financing is needed and is not available, our business, operating results and financial condition will be materially and adversely affected.

         Results of operations

         For the three month period ended November 30, 2000

         Revenues for the three month period ended November 30, 2000 were $3,781 compared to $37,765 during the comparative period in the prior year.

         Wagering commissions were zero in the current period and $8,750 in the prior year. Wagering commissions have decreased as a result of the Company's decision to mutually agree to terminate the "hub" agreement with Penn National effective August 2000.

         The Company also received $3,482 during the three month period ended November 30, 2000 ($3,393 during the comparative period in the prior year), for royalties under a sub-license agreement on Midland brand two-way radio sales in certain territories of Canada.

         Until January 2000, the Company earned subscription revenue from its video service. Subscription revenues during the three-month period ended November 30, 1999 were $25,489, and zero in the current year.

         Miscellaneous revenues were $299 during the three month period ended November 30, 2000 and $133 during the comparative period in the prior year. Miscellaneous revenues consist primarily of nominal interest income.

         Operating expenses totaled $284,165 during the three-month period ended November 30, 2000 down from $1,996,100 in the comparable period in the prior year. The decrease is the result of management's decision to cease operations of the original business plan of providing live horseracing video to subscribers homes under the DISH network service in return for wagering commissions, and instead to seek to transform the Company into a diversified entity with interests in a series of horseracing industry sectors, as described above.

         The decrease in operating expenses of approximately $1,712,000 is attributable primarily to a drop in transponder fees of $1,200,000 as a result of the termination of the satellite distribution services agreement effective August 3, 2000, a $296,000 decrease in advertising and marketing costs due to ceasing marketing of the TrackPower video service, a $132,000 decrease in wages and consulting costs through termination of administrative staff and consulting agreements related to the TrackPower video service, and a $53,000 decrease in professional fees, primarily legal fees. General and administrative expenses were down approximately $31,000 in comparison to the prior year.

         Other expenses/income totaled $198,460 during the three month period ended November 30, 2000, and included a $100,000 loss on the Company's marketable securities due to the perceived impairment in Vianet's share value, $83,927 in interest expense ($34,034 in the comparative period in the prior year) and $14,533 of depreciation of capital assets and amortization of distribution rights and trademarks. The increased interest expense is a result of the Company financing operating losses through the issuance of convertible debt. During the quarter ended November 30, 2000, convertible debentures having a total face value of $1,742,500 were converted to shares of the Company's common stock. As a result, interest expense is expected to be reduced in the fourth quarter.

         The net loss during the three-month period ended November 30, 2000 was $478,844 ($0.01 per share) compared to a net loss of $2,005,339 ($0.07 per share) for the three month period ended November 30, 1999.

         For the nine month period ended November 30, 2000

         Revenues for the nine month period ended November 30, 2000 were $118,501 compared to $51,803 during the comparative period in the prior year. As described in the Overview section, although revenues were higher in the nine month period ended November 30, 2000 compared to the prior year, many of the Company's existing revenue streams will cease. These existing revenue streams may be transferred to target acquisitions and could, therefore, be included in the results of the Company's operations on either a consolidated basis or on a proportionate ownership share basis.

         Wagering commissions were $83,622 in the current period and $9,312 in the prior year. The period increase is a result of comparatively more active wagering accounts in the current period and the wagering hub agreement having become effective on July 1, 1999. However, effective January 2001 the Company made the decision to mutually agree to terminate the "hub" agreement with Penn National effective August 2000. Therefore the Company will no longer accrue wagering commissions.

         The Company received $7,783 during the nine month period ended November 30, 2000 ($7,909 during the comparative period in the prior year), for royalties under a sub-license agreement on Midland brand two-way radio sales in certain territories of Canada.


         Up until January 2000, the Company was also earning subscription revenue from its video service. Subscription revenues during the nine month period ended November 30, 1999 were $30,152, and zero in the current period.

         Miscellaneous revenues were $27,096 during the nine month period ended November 30, 2000 and $4,430 during the comparative period in the prior year. Miscellaneous revenues during the nine month period ended November 30, 2000 consisted primarily of a sale of redundant set top box and dish equipment previously written off by the Company.

         Operating expenses totaled $2,479,098 during the nine month period ended November 30, 2000 down from $3,763,509 in the prior period. The decrease is the result of management's decision to cease operations of the original business plan of providing live horseracing video to subscribers homes under the DISH network service in return for wagering commissions, and instead to seek to transform the Company into a diversified entity with interests in a series of horseracing industry sectors, as described above.

         The decrease in operating expenses of approximately $1,284,000 is attributable to a drop in transponder fees of $1,200,000 as a result of the termination of the satellite distribution services agreement effective August 3, 2000, and a $419,000 decrease in advertising and marketing costs due to ceasing marketing of the TrackPower video service which was only partially offset by an increase in professional fees of $206,000 due to certain transactions contemplated earlier in the year, an increase in wages and consulting fees of $65,000 due to various staffing and consulting increases put into place earlier in the year and an increase in general and administrative expenses of $64,000. General and administrative expenses were higher primarily due to increased travel costs.

         Other expenses/income totaled $597,608 during the nine month period ended November 30, 2000, and included the write-off of a $125,000 acquisition non-refundable deposit, $281,757 in interest expense ($79,909 in the comparative period in the prior year), a $100,000 loss on the Company's marketable securities due to perceived impairment in Vianet's share value, non-cash financing expenses of $49,750 ($682,225 in the comparative period in the prior year) and $41,101 of depreciation of capital assets and amortization of distribution rights and trademarks. The increase in interest expense is a result of the Company financing operating losses through the issuance of convertible debt. The non-cash financing expenses, during the nine month period ended November 30, 2000 relate to commissions and finders fees incurred in issuing convertible debentures. The $682,225 non-cash financing expense for the prior period was primarily the result of issuing warrants to Simmonds Capital Limited for their guarantee of the satellite distribution services agreement.

         The net loss during the nine month period ended November 30, 2000 was $2,958,205 ($0.08 per share) compared to a net loss of $4,483,818 ($0.16 per share) for the nine month period ended November 30, 1999.

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

         During the three month period ended November 30, 2000, the market value of the Company's investment in 80,000 common shares of Vianet Technologies Inc. decreased from $124,960 on August 31, 2000 to $32,480 on November 30, 2000. Vianet common shares trade under the symbol "VNTK" on the OTCBB. The Company also holds 120,000 warrants to purchase common shares of Vianet Technologies at $4.50 at any time over the next three years. The Company made the investment based on the compression technology held by Vianet, which could be used in the streaming of, live horseracing video signals over the Internet. The drop in market value resulted in an unrealized holding loss of $92,480 for the quarter ended November 30, 2000, offsetting by a reclassification of $100,000 of the unrealized loss as a realized loss due to perceived permanent impairment in Vianet's share value.

         The Company made deposits of approximately $22,462 to Post Time Technologies Inc. for the development of their products. Thus far the Company has made deposits totaling $124,048 to this entity. This entity represents one of the investments contemplated in the modified business plan. If the investment is consummated the deposits will become part of the Company's investment in the investee.

         Liquidity and Capital Resources

         As of November 30, 2000, the Company had cash reserves of $9,229, an investment in marketable securities valued at $32,480 and a working capital deficit of $1,440,444. For the nine month period ended November 30, 2000, cash used by operating activities amounted to $1,286,610, primarily as a result of operating losses for the period which was offset by an increase in accounts payable and accrued interest. Cash used by investing activities during the nine month period ended November 30, 2000 amounted to $478,761 and consisted primarily of $79,534 in deposits on the development of new interactive software which could convert into an investment in the developer, a $125,000 acquisition deposit, a $240,000 purchase of marketable securities and the purchase of $34,227 in capital assets. Cash provided by financing activities during the nine month period ended November 30, 2000 amounted to $1,523,112 and resulted from the exercise of options of $866,570 and $192,542 in exercise of warrants and the issuance of $464,000 in new convertible debentures.

         The Company's ability to continue to fund losses arising from costs and expenses exceeding revenue is connected to its ability to raise additional financing. The Company continues to raise funds primarily by issuing common stock and convertible debt. During the three month period ended November 30, 2000 debenture holders converted debentures having a total face value of $1,742,500 plus accrued interest of $123,511 into 3,732,025 shares of the Company's common stock. At November 30, 2000, there were $2,996,500 outstanding in convertible debentures. On October 31, 2000, the Company did not make the scheduled interest payment, totaling approximately $227,000 as contemplated in the convertible debenture agreements. As a result the Company may not be in compliance with the terms of these agreements. Management plans to rectify this matter by requesting that debt holders covert amounts due and accrued interest thereon into common stock. On December 15, 2000, approximately $868,000 of convertible debt and accrued interest were converted into 1,735,506 shares of the Company's common stock.

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

Item 2.  Change in Securities and Use of Proceeds.

         During the three month period covered by this report, the Company issued $35,000 in convertible debentures in transactions exempt from registration under the Securities Act of 1933, as amended. These debentures are five year senior subordinated 8% notes, that are convertible at the option of the note holder into common shares of the Company at $0.20 per share. Upon conversion a warrant is issued to purchase another common share exercisable at $0.50 per share at any time over the next five years. All debentures automatically convert to common shares at maturity. The Company has the option to repay in cash at any time. In addition, during the three month period ended November 30, 2000 debenture holders converted debentures having a total face value of $1,742,500 plus accrued interest of $123,511 into 3,732,025 shares of the Company's common stock.

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

Exhibit                     Document
-------                     --------

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

--------------------
*     Filed herewith.

     (b) Reports on Form 8-K

                  None


   (Remainder of page left intentionally blank)

                                   SIGNATURES

Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


DATE:  JANUARY 16, 2001    BY:               /s/ John G. Simmonds
                                             ----------------------------
                                             John G. Simmonds
                                             President / CEO / Director
                                             (principal executive officer)


DATE:   JANUARY 16, 2001   BY:               /s/ Gary N. Hokkanen
                                             ----------------------------
                                             Gary N. Hokkanen
                                             Chief Financial Officer,
                                             (principal financial officer)