Form 10KSB
period 2001-02-28
TRACKPOWER INC
filed 2001-06-13
CIK 819927

As filed with the Securities and Exchange Commission on June 13, 2001

==============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                   FORM 10-KSB


               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      For fiscal year ending February 28, 2001 Commission File No. 000-28506

                               TRACKPOWER, INC.
              (Exact name of registrant as specified in charter)

               Wyoming                            13-3411167
   (State or other jurisdiction )    (I.R.S. Employer Identification No.)
     67 Wall Street, Suite 2211                 (212) 804-5704
      New York, New York 10005         (Registrant's Telephone No. incl.
                                                     area)
  Securities registered pursuant to   Common Stock, par value $.0001 per
      Section 12(b) of the Act                       share

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

      For the fiscal year ended February 28, 2001, the Company's revenues were $96,061.

      Based on the closing high bid price on June 1, 2001, as reported by the National Association of Securities Dealer's Over The Counter electronic bulletin board, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $5,067,223.

      On June 1, 2001, the number of shares outstanding of the registrant's Common Stock was 48,259,269.

      Transitional Small Business Disclosure Format (Check One):  Yes ( ) No (X)

==============================================================================

                                     Part I

      Certain matters discussed in this Annual Report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's goals. The Company's actual results, performance, or achievements may differ from those expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see Item 6 Management's Discussion and Analysis or Plan of Operation.

      Item 1. Description of Business

      General

      TrackPower, Inc. (the "Company" or "Trackpower") was incorporated under the laws of the State of Wyoming on June 30, 1993. Trackpower's present business strategy and direction is to deploy leading edge kiosk technology combined with Automated Teller Machines ("ATM"s) to effectively provide integrated information services at racetracks, Off Track Betting ("OTB") establishments and other gaming facilities in North America. When fully developed the kiosk/ATM system will deliver information, cash, advertising content, loyalty programs, integrated race information, entries and results, live and archived horse racing video, e-commerce and other future applications.

      Trackpower's principal offices are located in New York at 67 Wall Street, Suite 2211, New York, NY 10005, telephone number (212) 804-5704 and Canada at 13980 Jane Street, King City, Ontario L7B 1A3, Canada, telephone number (905) 833-3838.

      Recent Developments

      On May 15, 2001, the Company announced that it would enter into an Exclusive Worldwide Distribution Agreement with Post Time Technologies, Inc. ("PTT"), under which the Company would become the exclusive re-seller of PTT's RaceVision Kiosk product when combined with an ATM solution in racetracks and gaming related facilities. RaceVision is a horseracing video replay and archiving service available to customers via a kiosk located within a racetrack or gaming facility. In addition the Company has contracted with 4Cash ATM Services, a division of IRMG, Inc. ("IRMG") to act as the Company's ATM services provider.

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

      In January 1998, the Company acquired certain development-stage assets of SCL, including the Trackpower trademark and other information and communications technology and contractual and intellectual property rights. As consideration therefore, the Company has agreed to issue to SCL $1.0 million of preferred stock of the Company (convertible at any time into common stock of the Company at $1.00 per share) and warrants to purchase 500,000 shares of common stock of the Company for $2.00 per share exercisable any time before January 31, 2001. The Company also agreed, subject to certain terms, to pay SCL an earnout of up to $1.5 million. The Company also assumed certain accounts payable and certain lease obligations of SCL and agreed to pay SCL a monthly fee for the services of those employees who became officers of the Company. The Trackpower service, when fully implemented, was intended to distribute live horse racing video to subscribers' homes via satellite and such subscribers were to have the ability to place wagers interactively through their television. The Company was not going to accept or place any wagering transactions, but intended to deliver the wager to a state licensed account wagering entity.

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

      On June 4, 1999, the Company entered into an agreement with Transponder Encryption Services Corporation ("TESC", a subsidiary of EchoStar Satellite Communications Inc.) to have the Trackpower service broadcast under the broader coverage of EchoStar's Dish Network rather than the "Sky Vista" service. EchoStar's Dish Network had substantially more subscribers than the "Sky Vista" service. The TESC agreement was for a term of four years and allowed the Company to broadcast four full time horse racing video channels plus one data channel. The Trackpower service was migrated from the "Sky Vista" to EchoStar's Dish Network on July 1, 1999 and began carriage of the Trackpower service on four channels. The Company charged a monthly fee for the Trackpower service.

      On July 9, 1999, the Company entered into an agreement with Penn National pursuant to which Penn National Gaming Inc. ("Penn National") would serve as the Company's exclusive wagering hub operator. Penn National was a licensed pari-mutuel racetrack operator which operated account wagering in compliance with Pennsylvania laws and also imported and exported simulcast signals with numerous harness and thoroughbred racetracks in North America. Pursuant to the agreement, Penn National would (i) process all wagers arising from Trackpower subscribers; (ii) provide the Trackpower service with all of Penn National's owned horse racing simulcasts; (iii) assist the Company in the execution of additional simulcast agreements; (iv) assist in the design of the Company's marketing plan; and (v) attempt to transfer existing Penn National account wagering customers to the Trackpower service. In addition, under the terms of the agreement, Penn National would pay the Company a wagering fee, of up to 4.75%, on all wagers processed from Trackpower subscribers. The Company issued warrants to purchase a total 5,000,000 shares of common stock at prices between $1.58 and $2.53 over the next five years, vesting at the rate of 1,000,000 warrants per year.

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

      The letter of intent contemplated that eBet and Penn National would each receive 18,000,000 shares of the Company's common stock. In addition, eBet would receive warrants to purchase an additional 5,000,000 shares of common stock for $1.00 per share for a period of three years and Penn National would receive warrants to purchase an additional 1,000,000 shares of common stock for $1.00 per share for a period of three years. As part of these transactions, the warrants to purchase 5,000,000 shares of common stock which were issued to Penn under the July 9, 1999 agreement would be canceled.

      On June 28, 2000, the Company announced that the March 6, 2000 letter of intent with Penn National and eBet had expired and it had entered into a letter of intent with respect to a revised USA race wagering joint venture with eBet. Under the revised terms, Trackpower would acquire eBet's US subsidiary, eBet Racing USA Inc., ("eBet Racing") in exchange for 12,000,000 shares of the Company's common stock, warrants to purchase an additional 5,000,000 common shares at $1.00 per share over the next three years and a $2,000,000 note payable in cash or common shares at the discretion of the Company. eBet Racing held the exclusive license to the eBet racing technology in the United States. This technology had been licensed exclusively to Penn and eBet Racing would receive a 2% royalty on all wagers processed through Penn National. The Company also announced plans to acquire an exclusive 10 year license to utilize eBet's interactive wagering technology in Canada in exchange for 2,000,000 shares of the Company's common stock. The Company also committed to a contract with eBet Limited for a minimum of $500,000 in development services of emerging distribution platforms such as Palm Pilots and interactive television. Through the acquisition of eBet Racing the Company would be entitled to receive a $500,000 license fee and ongoing royalty payments of between 2% and 4.75% from Penn. During the fall of 2000 management decided that pursuing the eBet Racing transaction was not in the best interests of the Company.

      On August 3, 2000, the Company announced that the Company would no longer be broadcasting live horseracing on the DISH network and that the satellite distribution services agreement had been terminated. Due to competitive factors the service had become redundant to the other live horseracing services on DISH network and the existing satellite service did not provide the necessary features to support the unique system the Company required.

      During August 2000 Penn National asserted that because the Company was no longer broadcasting under the DISH network service, commissions were no longer payable to the Company under the "hub" agreement and ceased making payments. During the month of January 2001, the Company and Penn National mutually agreed to terminate the agreement.

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

      During December 2000, the Company signed documentation to acquire Compurace, Inc. ("Compurace"). Compurace operated a video archiving and Internet broadcast service for racetracks. Under the terms of the agreement, the Company was to acquire all of the outstanding shares of Compurace for three hundred thousand dollars ($300,000), approximately 1.4 million shares of the Company's common stock and 450,000 five-year warrants with an exercise price of $0.50 per share. The final payment and share transaction did not close and the Company is no longer pursuing the acquisition.

      Also during December 2000 the Company announced that the Compurace acquisition would be completed through a share exchange with PlayandWin, Inc. ("PlayandWin"). The PlayandWin transaction, was intended to serve as the public vehicle to execute the turnkey broadcast and kiosk business component of the business plan. The Company's kiosk rollout and distribution opportunity was thought to be complementary to Racingo(R), PlayandWin's proprietary wager. In conjunction with the decision to terminate the Compurace acquisition, the PlayandWin transaction was also terminated.

      On May 15, 2001, the Company announced its Exclusive Worldwide Distribution Agreement with PTT, under which:

     1. PTT will receive 100,000 shares of the Company's common stock as a commission for every location that places an ATM,

     2.   Non-ATM net profits will be shared between the Company and PTT,

     3. ATM net revenues will be shared equally between the Company and PTT after provision for the track's share,

     4. Both companies will enter into non-compete agreements and management services agreements, as well as other co-operative initiatives,

     5.   1,500,000 options to the principals of PTT, and

     6. Warrants to purchase 2,000,000 common shares @ $0.10 per share issued to PTT.


      Principal Product - Kiosk/ATM System

      The Company's principal product will be a kiosk/ATM system that, once fully developed, will include leading edge kiosk technology combined with ATMs that provide integrated information services to racetracks, OTBs and other gaming facilities in North America. The kiosk/ATM system should be able to deliver information, cash, advertising content, loyalty programs, integrated race information, entries and results, live and archived video, e-commerce and other future applications.

      The initial form of the kiosk/ATM system will deliver the PTT RaceVision product within kiosks clustered together with cash dispensing ATMs. The Company through various partners hopes to develop the other applications over time.

      Distribution of the Principal Product

      The distribution of the principal product will primarily be completed under a management services contract with PTT and an ATM services provider. PTT will focus on sourcing out racetrack and gaming locations for installations. Delivery of the product will be completed through a cooperative effort between PTT and the Company's ATM services provider.

      Competition

      A number of banks and non-banks are currently deploying ATMs in racetracks throughout North America. The Company is not aware of any competitors offering the combined suite of services (info kiosks in combination with ATM kiosks) to North American racetracks. Management is of the opinion that this combined offering will provide racetracks with much wanted valued added convenience, service and information to their patrons.

      Technology

      The software and hardware applications included or used in the Company's principal product are built by third parties and are considered standard generally available products. The Company will work closely with these third parties to ensure that the features and benefits demanded by racetracks and gaming facilities are made available.

      Regulatory and Legal Issues

      Management believes there are no regulatory or legal issues that would impede the delivery of products and services contemplated by the Company.

      Management

      Members of the management team have industry experience in info kiosks, ATM deployment, and marketing to the racing industry, as well as many years of participation in the racing industry through owning and breeding horses.


Item 2. Description of Property

      The Company has temporarily leased office space at 67 Wall Street, Suite 2211, New York, NY 10005. Certain officers of the Company maintain offices at 13980 Jane Street, King City, Ontario, L7B 1A3, Canada.

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

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      The Company's common stock trades in the over-the-counter market (symbol
TPWR) on the OTC Electronic Bulletin Board operated by the National Association of Securities Dealers, Inc. The table below sets forth the high and low bid quotations for the common stock for the fiscal years ended February 28, 2001 and February 29, 2000.



                       Fiscal Year Ended   Fiscal Year Ended
                            2/28/2001         2/29/00

                        High      Low        High      Low
                        ----      ---        ----      ---
First Quarter           3.75     .65         3.07      .17
Second Quarter          .906     .47         3.968     .75
Third Quarter           .59      .23          .93      .47
Fourth Quarter          .43      .135        3.03      .46



      These quotations reflect only inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

      Shareholders

      On June 1, 2001, the Company had approximately 400 shareholders of record. The Company believes it has approximately 3,000 shareholders including holders whose securities are held in street name or nominee accounts.


      Dividends

      The Company has never paid a cash dividend on its common stock and does not expect to pay one in the foreseeable future. Payment of dividends in the future will depend on the Company's earnings and its cash requirements at that time.

Item 6. Management's Discussion and Analysis or Plan of Operation

      Overview

      During the year ended February 28, 2001, the Company ceased pursuing the Trackpower video distribution and wagering commission business strategy, primarily due to competitive reasons. Competitors were providing a similar video service on the same satellite distribution platform and were able to attract more paying subscribers than the Company. Wagering commissions were also less than anticipated, primarily due to the number of alternatives available to the wagerer. Attracting and retaining wagerers was significantly more difficult and costly than anticipated. The Company was unable to generate sufficient revenue from the video distribution and wagering commission business plan to continue to broadcast the service under the expensive fixed cost transponder rental structure. In addition the North American equity markets were extremely weak after the first few months of the year ended February 28, 2001, making it difficult for the Company to raise additional funding to offset continuing monthly cash operating losses.

      The Company began a restructuring that has resulted in a modified business plan for the future that involves the deployment of a kiosk/ATM system that will include leading edge kiosk technology combined with ATMs that provide integrated information services to racetracks, OTBs and other gaming facilities in North America. Ultimately the kiosk/ATM system will deliver information, cash, advertising content, loyalty programs, integrated race information, entries and results, live and archived video, e-commerce and other future applications.


      Results of Operations

      For the year ended February 28, 2001

Revenues

      Revenues for the year ended February 28, 2001 were $96,061 compared to $159,775 in the prior year. Wagering commissions earned under the Penn National agreement were $83,622 during the year ended February 28, 2001 up from $38,210 during the year ended February 29, 2000. The Company began earning wagering commissions in July 1999, and through a mutual decision to terminate the agreement, ceased earning commissions in August 2000. The Company earned royalties from the distribution of certain land mobile radio two way radios under a sublicense agreement in western Canada of $10,967 during the year ended February 28, 2001 compared to $10,731 during the year ended February 29, 2000. During the year ended February 29, 2000 the Company earned net subscription revenues of $46,336 while the Company was charging a monthly fee for the Trackpower video service. The Company ceased charging the fee in January 2000 therefore no revenues were earned during the year ended February 28, 2001. The Company sold certain marketable securities for a gain of $60,068 during the year ended February 29, 2000. The securities disposed of were common shares of Intek Global Corporation and Ventel Inc., both publicly traded entities. Other miscellaneous revenues were $1,472 during the year ended February 28, 2001 compared to $4,430 during the year end February 29, 2000.

Costs and Expenses

      Costs and expenses were $6,147,925 during the year ended February 28, 2001 down from $7,437,305 in the year ended February 29, 2000. Most of the costs and expenses incurred during the year ended February 28, 2001 can be regarded as one-time adjustments or will be substantially reduced during fiscal 2002.

      Transponder fees paid to broadcast the Trackpower video signal were $1,000,000 during the year ended February 28, 2001 compared to $3,000,000 in the prior year. The video service was broadcast for the period April 1999 to June 1999 under the Sky Vista service and from July 1999 to July 2000 under the Echostar DISH Network service. During the period July 1999 to December 1999 the Company broadcast four channels for a transponder fee $400,000 per month and for the period January 2000 to July 2000 the Company broadcast two channels at a fee of $200,000 per month. Effective August 3, 2000 the Trackpower service was no longer being broadcast.

      General and administrative expenses were $455,917 during the year ended February 28, 2001 down from $824,127 in the prior year. The decrease is attributable to ceasing operating the video distribution business, thereby avoiding continuing costs of trade shows, communications costs and travel. The prior year's expenses also included a one-time inventory write-down.

      Professional fees were $481,532 during the year ended February 28, 2001 up from $217,733 during the year ended February 29, 2000. The increase is the result of the incremental legal fees incurred for legal due diligence, advice on structure and preparation of certain legal documentation for the declined Penn National-eBet-Trackpower merger and the legal costs applicable to the 2000 SB2 Share Registration Statement.

      Wages and consulting fees were $438,291 during the year ended February 28, 2001 down from $558,482 during the year ended February 29, 2000. During the month of August, the Company terminated all technical and customer service employees, primarily due to the decision to cease broadcasting the video service, attributing approximately $45,000 of the decline in wages year over year. The remainder of the decline is the result of a decrease in consulting costs of approximately $75,000 due to the winding down of the video distribution business plan.

      Management fees incurred were $400,000 during the year ended February 28, 2001 and $300,000 during the year ended February 29, 2000. The Company incurred management fees of $25,000 per month during the period March 1999 to December 2000 and $75,000 per month for January and February 2001. The management fees were paid to Simmonds Capital Limited up to mid January 2001 and thereafter to IRMG Inc.

      Advertising costs were substantially reduced during the year ended February 28, 2001, primarily due to ceasing the broadcast of the video service in August 2000. These costs totaled $51,095 during the year ended February 28, 2001 compared to $865,480 in the prior year. During the year ended February 29, 2000 the Company was actively marketing the Trackpower video service compared to very little activity during the year ended February 28, 2001.

      Depreciation of capital assets and amortization of trademarks, distribution rights and other intellectual property rights was $54,801 during the year ended February 28, 2001 slightly higher than $50,510 in the comparative period in the prior year. All intangible assets were fully written off at February 28, 2001, therefore amortization expense will be reduced going forward.

      The Company recorded non-cash financing expenses of $2,045,931 during the year ended February 28, 2001 compared to $1,463,893 during the year ended February 29, 2000. The amount expensed during the year ended February 28, 2001 included: 1) $1,996,181 representing the fair value of the common stock issued on the exercise of warrants, issued upon the conversion of debt, (for which the exercise price was reduced to $0.15 per warrant) over the fair value of the common stock issuable under the original exercise price provisions and 2) $49,750 representing the fair value of the warrants issued as financing fees to a third party. The repricing of the warrants described above was for a limited time and, was done to begin funding the new info kiosk/ATM business strategy. The amount expensed during the year ended February 29, 2000 included; 1) $781,668 representing the fair value of common stock issued on the conversion of convertible debt to common stock over the fair value of the common stock issuable under the original conversion terms, 2) $649,500 representing the fair value of the warrants issued to SCL in exchange for certain guarantees, and 3) $32,725 representing the fair value of the common stock issued to certain note holders in exchange for their consent to raise additional financing.

      During the year ended February 28, 2001 the Company recorded $667,601 as write-offs of intangibles and non-refundable deposits. On February 28, 2001, the carrying amount of the Company's distribution rights of certain Midland brand land mobile two way radios in a defined territory in Western Canada which had been sublicensed to a third party was $79,902 and the carrying amount of certain trademarks and other intellectual property rights was $338,650. The distribution rights were written off due to the third parties decision not to exercise their option to acquire the rights outright and also due to the Company's lack of infrastructure to realize on the rights itself. The trademarks and other intellectual property rights relate to the original business model of the Company that involved broadcast of the video signal in exchange for monthly fees and earning of wagering commissions, both of which the Company is no longer pursuing. The Company may in the future reinstitute parts of the business model, however management has made the decision in the interim to write off the associated intangible assets. The Company also wrote off deposits made to third parties totaling $249,049. The Company wrote off $125,000 with respect to an acquisition that was ultimately judged not to be in the best interests of the Company, $110,085 to PTT for development of a wagering interface and expensed $13,964 of communications related deposits.

      During the year ended February 28, 2001 the Company invested $240,000 in common shares of Vianet Technologies, Inc. (Vianet) which are listed on the Over-the-Counter Bulletin Board under the symbol VNTK. As with most publicly traded technology stocks, the market value of the Vianet shares has declined substantially. Management is of the opinion that this decline is other than temporary and therefore has recorded a $218,400 realized loss on these securities.

      The net loss recorded during the year ended February 28, 2001 was $6,051,864, $0.16 per share compared to a loss of $7,277,530, or $0.25 per share in the prior year. Management is confident that these levels of losses will not continue, primarily due the restructuring carried out in the recent months.

      Financial Condition

      During the year ended February 28, 2001, total assets decreased from $1,071,826 to $125,219. The decrease of approximately $947,000 is primarily attributable to a $463,000 decrease in current assets, a $463,000 decrease in intangibles and a $45,000 decrease in deposits offset by an increase of approximately $24,000 in office equipment.

      The decrease in current assets is related to a decrease of approximately $251,000 in cash, an increase of $21,000 in marketable securities, a decrease of approximately $187,000 in prepaids and other current assets and a decrease in receivables of approximately $46,000. The decrease in cash was the result of supporting the operating losses of the Company without sufficient replenishment from additional financing. The decrease in prepaids relates to $200,000 of prepaid transponder fees applied to the month of March 2000. At February 28, 2001 the Company held 80,000 common shares of Vianet valued at $21,600 which were purchased for $240,000 during the quarter ended May 31, 2000.

      The decrease in intangibles is the result of the Company's decision to write off the remaining distribution rights, trademarks and other intellectual property rights, see Costs and Expenses above.

      The decrease in deposits relates to the write off of advances made to PTT at February 28, 2001, see Costs and Expenses above.

      The increase in office equipment relates primarily to leasehold improvements at the Company's King City address.

      The Company's liabilities decreased from $4,907,766 at February 29, 2000 to $2,581,333 as at February 28, 2001. The decrease is the result of the conversion of the majority of the Company's five year 8% senior subordinated debentures being converted to shares of the Company's common stock offset by a rise in accounts payable and accrued expenses. During the month of February 2001 the Company offered the debenture holders the ability to exercise the warrant arising upon conversion of their debenture at $0.15 per warrant rather than the contracted $0.75 per share. This induced conversion feature expired by February 28, 2001. The reason for the repricing was to begin to generate funding for the new business strategy. The majority of the Company's debenture holders opted into the plan, however $1,191,500 of debentures remained unconverted at February 28, 2001 for which interest was due on October 31, 2000. The interest amount remains unpaid and would constitute an event of default if notice is served. As of May 31, 2001, the Company has not received any notices of default. Management continues to discuss the conversion of the remaining debentures with the note holders. Debentures totaling $3,875,720 (including principal and interest) were converted into 7,751,443 common shares.

      Accounts payable and accrued expenses rose from $522,396 at February 29, 2000 to $1,284,806 at February 28, 2001. The rise is attributable to general day to day unpaid accounts payable rising by approximately $329,000 and the accrued transponder fees owed to Echostar increasing by $400,000. The rise is accounts payable is primarily the result of unpaid legal fees and consulting costs. The Company ceased broadcasting the video service under Echostar's DISH Network service in August 2000 and has been unable to conclude a settlement with Echostar on amounts owed between the two companies and continues to carry the $400,000 liability.

      Notes payable increase from $10,370 at February 29, 2000 to $104,630 at February 28, 2001. The increase is a result of advances to the Company by SCL under short term promissory notes.

      The stockholders' deficit decreased from $3,835,940 at February 29, 2000 to $2,456,114 at February 28, 2001, representing a decline of $1,379,826. The decrease is the result of the fiscal 2001 operating loss, of $6,051,864, offset by an increase in common stock and paid in capital of $7,431,690. The increase in common stock and paid in capital is the result of: 1) $553,538 in warrants exercised (including $395,996 of warrants exercised under the February 2001 warrant repricing plan), 2) a special charge of $1,996,181 representing the fair value of the common stock issued on exercise of the repriced warrants over the fair value of the common stock issuable under the original terms, 3) $925,001 in employee and director stock options exercised, 4) debenture conversions to common stock having a value of $3,875,720, and 5) $81,250 representing the fair value of warrants and common stock issued to consultants.

      Liquidity and Capital Resources

      During fiscal 2001, the Company used $1,749,922 in cash from operating activities primarily as a result of the $6,051,864 operating loss for the year. Cash used by investing activities during fiscal 2001 amounted to $478,762 and was primarily as a result of the Company's $240,000 investment in Vianet common shares and various acquisition related deposits. Cash provided by financing activities during fiscal 2001 amounted to $1,977,196, which resulted primarily from the proceeds from the exercise of warrants, stock options and the issuance of subordinated convertible debentures.

      The revenues of the Company during the year ended February 28, 2001 were insignificant in comparison to the costs of the Company and therefore did not play a significant role in financing operations. The Company ceased pursuing the Trackpower video distribution and wagering commission business strategy effective August 2000 and since then has been redeveloping the business strategy. Management has decided to pursue a business strategy that still involves the horseracing industry but is geared toward distributing kiosk and ATM systems that will include leading edge technology that will provide integrated information services to racetracks, OTBs and other gaming facilities in North America. The new business plan will require incremental funding and therefore the Company approved a private placement of 20,000,000 common shares to be issued at $0.05 per share in March 2001. As of June 1, 2001 the Company has received approximately $220,000 of the total $1,000,000 approved. The Company continues to be successful in raising sufficient funds to offset operating losses, however there can be no assurance that this will continue.

      As of May 2001, the Company entered into an agreement whereby the Company will obtain the exclusive world wide rights to Post Time Technologies' Racevision kiosk product. The Company is also contracting with an ATM service provider in order to offer the combination of kiosks and ATMs. Management believes that the new business strategy contains less risk than the video distribution and wagering commission business in which success was contingent on obtaining and retaining thousands of subscribers. Management is hopeful that the new business direction of the Company will substantially decrease the history of operating losses and provide the ability to improve the Company's liquidity without having to revert to dilutive financing practices.

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


Item 7.  Financial Statements and Supplementary Data

      The financial statements of the Company as of February 28, 2001 and for each of the years in the two-year period ended February 28, 2001, are included as part of this report. An index to the financial statements appears at page 22.

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

                                    Part III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The following persons are all of the directors and executive officers of Trackpower, Inc. (the "Company" or "Trackpower"):

      John G. Simmonds, 50, was appointed Chairman of the Board, a Director and Chief Executive Officer of the Company effective January 29, 1998. Mr. Simmonds is the founder of Simmonds Capital Limited, (formerly Simmonds Communications Ltd.), a Toronto Stock Exchange listed company ("SCL"). Since 1991, Mr. Simmonds has served as Chairman, President and Chief Executive Officer of SCL. SCL is a merchant banking company with an active role in certain strategic investments. From 1994 to 1996, Mr. John Simmonds served as Director and Chief Executive Officer of INTEK Global Corporation (formerly Intek Diversified Corp.), a Nasdaq-listed (Small-Cap) company. Intek, which is involved in the US Specialized Mobile Radio market, owns and manages SMR licenses in the 200 MHz frequency. Between September 1995 and November 1997, Mr. Simmonds served as the Chairman of Ventel Inc., a Vancouver Stock Exchange listed company, a company that secured loans to developing companies in the US SMR market. Mr. Simmonds resigned from the Board of Directors of Intek during 1998.

      Kenneth J. Adelberg, 48, has been a Director of the Company since April 1, 1996. Mr. Adelberg, who holds Bachelor of Science degrees in Biophysics and Psychology from Pennsylvania State University, and studied for an MBA, is the President and Chief Executive Officer of HiFi House Group of Companies; a founding shareholder and currently a director of Republic First Bancorp; and a founding shareholder and former director of U.S. Watts. Since 1995, Mr. Adelberg has also been a director of Global Sports Inc., a Nasdaq-listed (Small-Cap) company.

      Charles Cernansky, 47, has been a Director of the Company since August 1997. Mr. Cernansky is a principal of Pellinore Securities Corp., a New York City-based broker-dealer, and since 1992, a principal of WestCap Partners, Inc., a Manhattan-based financial consulting and advisory services firm. Mr. Cernansky is experienced in business development advice, consulting on overall corporate financial functions, tax planning, corporate finance strategy, venture capital activities and merger-acquisition assistance. Mr.
Cernansky holds a B.S. from SUNY College at Brockport, an M.B.A. from Rensselaer Polytechnic Institute and a J.D. from Albany Law School of Union University. Mr. Cernansky is an attorney and C.P.A. in the State of New York.

      Lawrence P. Aziz, 54, has occupied several senior management positions in the office furniture manufacturing industry, including four years as Vice President of Sales for Biltrite Manufacturing. In 1988, Mr. Aziz founded PBI Office Interiors, which to this day is a leading office furniture dealership offering interior design and supplying products and services to major corporations and financial institutions throughout the US and Canada. Today, Mr. Aziz continues to own and operate PBI. Mr. Aziz is also a Private Pilot and maintains an active role with the Canadian Cancer Society.

      Arnold K. Smolen, 59, graduated from the Philadelphia College of Pharmacy and Science with a Bachelor of Science degree in 1965. Until 1994, Mr. Smolen owned and operated his own chain of Pharmaceutical stores. He is presently a consultant of Northwest Tennis, Inc. and is Executive Vice President and Principal of Percival Financial Partners. Mr. Smolen has been actively involved as a breeder of thoroughbred racehorses in the Mid-Atlantic area for over twenty-five years and is a licensed owner in Maryland, West Virginia, Delaware, New Jersey, Pennsylvania and New York.

      Stephen L. Cussons, 45, was appointed President of Trackpower Inc. in February of 2001. Mr. Cussons brings to Trackpower vast expertise in the ATM and kiosk technology industry. Mr. Cussons most recently was co-founder of E-Cash Services Inc., a private company formed in 1998 specializing in web-enabled ATMs and kiosks. E-Cash was acquired by eStation.com Inc., a public listed company on the CDNX exchange in the fall of 2000. Mr. Cussons was an integral player in setting milestones in the Canadian White Label ABM industry. Prior to this Mr. Cussons enjoyed a strong entrepreneurial background spanning several industries. Mr. Cussons is also an officer and director of IRMG Inc. a private management consulting firm.

Executive Officers and Significant Employees

      Gary N. Hokkanen, 45, was appointed Chief Financial Officer of the Company in February 1998. Mr. Hokkanen's principal occupation is an accountant and he holds a Certified Management Accountant ("CMA") designation from Society of Management Accountants of Ontario. Mr. Hokkanen is also an officer and director of IRMG Inc. Mr. Hokkanen was the Chief Financial Officer of SCL from July 1997 to January 2001. For the period, April 1996 to July 1997, Mr. Hokkanen was Treasurer of SCL. For the period June 1994 to April 1996 he was Manager, Finance & Treasury. Prior to June 1994, Mr. Hokkanen was Manager, Financial Planning & Analysis, with CUC Broadcasting Limited ("CUC"). CUC, prior to being acquired by Shaw Communications Inc., was a privately owned Canadian cable TV multiple system operator.

      Carrie J. Weiler, 42, Secretary of the Company since February 1998, joined the Simmonds group of companies in 1979. Promoted to Vice President of Corporate Development for SCL and its divisions in 1994, Mrs. Weiler continues to serve in this capacity and is a key liaison between the compensation and audit committees and the Board of Directors.

      The Company's directors will serve until the next annual meeting of shareholders and until their respective successors are duly elected and shall have qualified. The By-laws of the Company provide that the number of directors of the Company shall be fixed by the shareholders or the Board of Directors and shall be not less than three or more than 15. The number has been fixed by the Board of Directors at seven. There are currently two vacancies on the Board of Directors. The Company's Articles of Incorporation provides that directors may be removed by the shareholders, with or without cause, upon the affirmative vote of the holders of a majority of the votes cast and at a meeting called for the purpose of such removal

      There are no family relationships among any of the directors or executive officers of the Company.

      For the year ended February 28, 2001, some of the current directors and officers were delinquent in filing the forms required to be filed under Section 16 of the Securities Exchange Act of 1934, as amended.

Item 10.    EXECUTIVE COMPENSATION

Summary Compensation Table

      The following table sets forth information concerning the compensation for services in all capacities for the fiscal years ended February 28, 2001, February 29, 2000 and February 28, 1999 of those persons who were, during all or part of the fiscal year ended February 28, 2001, executive officers of the Company. No other executive officers of the Company received compensation in excess of $100,000 in fiscal year ended February 28, 2001.



                                                       Long Term Compensation
                              Annual Compensation
                                                             Awards        Payouts
Name and Principal  Year  Salary   Bonus    Other     Restricted            LTIP
     Position                               Annual     Stock     Options/  Payouts
                                         Compensation  Awards    SARs(#)
John G. Simmonds,   2001    (1)     (1)      (1)        None     None      None
Chairman of the     2000    (1)     (1)      (1)        None     150,000   None
Board, Chief        1999    (1)     (1)      (1)        None     250,000   None
Executive Officer
and President
Gary N. Hokkanen,   2001    (1)     (1)      (1)        None     None      None
Chief Financial     2000    (1)     (1)      (1)        None     150,000   None
Officer             1999    (1)     (1)      (1)        None     100,000   None
Carrie J. Weiler,   2001    (1)     (1)      (1)        None     None      None
Vice President and  2000    (1)     (1)      (1)        None     150,000   None
Corporate Secretary 1999    (1)     (1)      (1)        None     200,000   None

(1) In connection with the acquisition of certain assets of SCL in January 1998, the Company agreed to pay to SCL an aggregate of $25,000 per month for the services of Mr. Simmonds, Ms. Weiler and Mr. Hokkanen. On January 1, 2001 the management services contract for the services of Mr. Simmonds, Ms. Weiler and Mr. Hokkanen was transferred to IRMG, a private Ontario management consulting services company. The amount paid for the services of Mr. Simmonds, Ms. Weiler, Mr. Hokkanen and Mr. Cussons was $75,000 per month for the period January 1, 2001 to May 31, 2001.

      The Company has no long-term incentive plan.

Option Grants Table for Fiscal 2001

      The Company did not grant any options to directors or executive officers under any stock option plans during the fiscal year ended February 28, 2001.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

      The following table sets forth information regarding the exercise of stock options during the last fiscal year by the executives named in the Summary Compensation Table and the fiscal year-end value of unexercised options.



                         Shares                                         Value of
                        Acquired                  Number of            Unexercised
                      on Exercise                Unexercised           In-the-Money
                      -----------     Value       Options at             Options at
        Name                         Realized   February 28, 2001     February 28, 2001
        ----                         --------   -----------------      exercisable/
                                                                      unexercisable(1)
John G. Simmonds           0            $0            0                      NA
Gary N. Hokkanen           0            $0         150,000                   (2)
Carrie J. Weiler           0            $0            0                      NA

(1) Represents the difference between the fair market value of securities underlying the options and the exercise price of the options at fiscal year end.

(2)   None of the unexercised options held by Mr. Hokkanen are in the money.


Compensation of Directors

      The Company currently reimburses each director for expenses incurred in connection with his attendance at each meeting of the Board of Directors or a committee on which he serves.

Employment Contracts and Termination of Employment and Change of Control Arrangements

      The Company does not have any employment agreements with any of its current officers.

      Mr. Simmonds, Chairman of the Board, Chief Executive Officer and President, and Mr. Hokkanen, Chief Financial Officer, as well as the other officers of the Company, are permitted to devote some working time to the business of SCL and IRMG so long as, in the judgment of a majority of the Company's disinterested directors, it does not interfere with the complete and faithful performance of his or her duties to the Company.

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


Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Security Ownership of Certain Beneficial Owners

      Set forth below is certain information with respect to persons known by the Company to own beneficially, as of June 1, 2001, 5% or more of the outstanding shares of its Common Stock:


      Name and Address of             Amount and Nature           Percent
       Beneficial Owner                 of Beneficial         of Common Stock
                                          Ownership
Simmonds Capital Limited (1)            3,616,557 (1)             7.2% (2)
13980 Jane Street
King City, Ontario Canada
L7B 1A3

(1) SCL owns an aggregate of 1,408,113 shares of common stock of Trackpower, representing 2.9% of the aggregate shares of common stock of Trackpower outstanding. In addition, SCL owns (i) 1,000,000 shares of preferred stock of the Company, which are convertible into an aggregate of 1,000,000 shares of common stock of the Company; and (ii) warrants to purchase 1,208,444 shares of common stock of the Company at an exercise price of $2.50 per share; assuming the conversion of such preferred stock and the exercise of such warrants, SCL owns 7.2% of the outstanding common stock of Trackpower. This does not include any securities of the Company owned by certain directors and/or officers of SCL who are also directors and/or officers of the Company.

(2)   Based on 48,259,269 shares outstanding at June 1, 2001.

Security Ownership of Management

      The following table sets forth the beneficial ownership of Common Stock of the Company as of June 1, 2001, by each director, each executive officer named in the Summary Compensation Table, and by all directors and executive officers of the Company as a group:

   Name and Address of          Amount and Nature       Percent
    Beneficial Owner            of Beneficial          of Common
                                 Ownership (1)          Stock (2)
John G. Simmonds (3)(7)             2,324,453            4.7%
13980 Jane Street, King
City, Ontario, Canada
L7B 1A3
Kenneth J. Adelberg                 2,331,524            4.8%
1001 Sussex Blvd.
Broomall, Pennsylvania
29008
Charles Cernansky (4)                305,511             0.6%
WestCap Partners, Inc.
745 Fifth Avenue
New York, New York  10151
Lawrence P. Aziz                     540,999             1.1%
PBI Office Interiors
1305 Morningside Ave.
Unit 15
Scarborough, Ontario,
Canada Arnold Smolen (5)             442,389             0.9%

2515 Boston St. Unit 1103
Baltimore, Maryland 21224
Stephen L. Cussons                      0                ---
100 Allstate Parkway,
Suite 500
Ontario, Canada, L3R 6H3
Gary N. Hokkanen (6)                 750,000             1.5%
100 Allstate Parkway,
Suite 500
Ontario, Canada L3R 6H3
Carrie J. Weiler                    1,157,457            2.4%
13980 Jane Street, King
City
Ontario, Canada L7B 1A3
All Executive Officers              7,852,333           15.8%
and Directors as a
group, including those
named above (8 persons)


(1) Except as otherwise indicated below, each named person has voting and investment power with respect to the securities owned by them.

(2)   Based on 48,259,269 shares outstanding at June 1, 2001.

(3) Represents (a) 1,509,841 shares of the Company's common stock; (b) 104,222 warrants to purchase the Company's common stock at an exercise price of $2.50 per share, issued December 17, 1999; (c) 162,000 common shares issuable upon conversion of $81,000 of convertible debentures issued on October 31, 1999; (d) 162,000 warrants to purchase common stock of the Company at $0.75 per share issuable upon the conversion of convertible debentures described in (c) above; (e) 65,139 shares of the Company's common stock owned by Mr. Simmonds' wife; (f) 65,139 shares of the Company's common stock held in trust by Mr. Simmonds' wife for Mr. Simmonds' son Jack Simmonds; (g) 50,000 common shares issuable upon conversion of $25,000 of convertible debentures issued on October 31, 1999 held by Mr. Simmonds' wife for Mr. Simmonds' son Jack Simmonds; (h) 52,000 common shares issuable upon conversion of $26,000 of convertible debentures issued on October 31, 1999 held by Mr. Simmonds' wife for Mr. Simmonds' son Henry Simmonds; (i) 26,056 warrants to purchase the Company's common stock at an exercise price of

      $2.50 per share, issued December 17, 1999 owned by Mr. Simmonds' wife;
      (j) 26,056 warrants to purchase the Company's common stock at an exercise price of $2.50 per share, issued December 17, 1999 held in trust by Mr. Simmonds' wife for Mr. Simmonds' son Jack Simmonds; (k) 50,000 warrants to purchase common stock of the Company at $0.75 per share issuable upon the conversion of convertible debentures described in (g) above held by Mr. Simmonds' wife in trust for Mr. Simmonds' son Jack Simmonds; and (l) 52,000 warrants to purchase common stock of the Company at $0.75 per share issuable upon the conversion of convertible debentures described in (h) above held by Mr. Simmonds' wife in trust for Mr. Simmonds' son Henry Simmonds.

(4) Represents (a) 101,000 shares of the Company's common stock; (b) 39,511 shares of the Company's common stock owned by an affiliate; (c) 15,000 warrants to purchase the Company's common stock at an exercise price of $.30 per share issued on April 17, 1998 held by an affiliate; and (d) options to acquire 150,000 shares of the Company's common stock granted under the NSO Plan on May 14, 1999 at an exercise price of $0.90 per share, all of which are fully exercisable. An additional 37,000 shares of the Company's common stock were held by Mr. Cernansky and are currently the subject of a dispute between Mr. Cernansky and a third party.

(5) Represents (a) 130,278 shares of the Company's common stock; (b) 60,000 common shares issuable upon conversion of $30,000 of convertible debentures issued on October 31, 1999 (c) 52,111 warrants to purchase the Company's common stock at an exercise price of $2.50 per share issued December 17, 1999; (d) options to acquire 200,000 shares of the Company's common stock granted under the NSO Plan on May 14, 1999 at an exercise price of $0.90 per share, all of which are fully exercisable.

(6) Represents (a) 500,000 shares of the Company's common stock; (b) options to acquire 150,000 shares of the Company's common stock granted under the NSO Plan on May 14, 1999 at an exercise price of $0.90 per share, all of which are fully exercisable; and (c) 100,000 warrants to purchase the Company's common stock at an exercise price of $.75 per share issued on January 31, 2000.

(7) Does not include securities owned by SCL, other than with respect to options to purchase the Company's stock granted by SCL, as described above. The relationship of such person to SCL is described below under "Certain Relationships and Related Transactions."

Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      SCL owns as of June 1, 2001 an aggregate of 1,408,113 shares of common stock of Trackpower, representing 2.9% of the aggregate shares of common stock of Trackpower outstanding, based on 48,259,269 shares outstanding. In addition, SCL owns (i) 1,000,000 shares of preferred stock of the Company, which are convertible into an aggregate of 1,000,000 shares of common stock of the Company; and (ii) warrants to purchase 1,208,444 shares of common stock of the Company at an exercise price of $2.50 per share; assuming the conversion of such preferred stock and the exercise of such warrants, SCL owns 7.2% of the outstanding common stock of Trackpower. (The above figures do not include any securities of the Company owned by officers and/or directors of SCL who are also officers and/or directors of the Company.) Mr. John G. Simmonds, either directly or through various affiliates, owns approximately 5% of the stock of SCL.

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

      On January 1, 2001 the management services contract for the services of Mr. Simmonds, Ms. Weiler and Mr. Hokkanen was transferred to IRMG. The new management contract provided Trackpower with the services of seven IRMG consultants, including Mr. Simmonds, Ms. Weiler, Mr. Hokkanen and Mr. Cussons, for which IRMG was paid $75,000 per month for the period January 1, 2001 to May 31, 2001. IRMG is a private Ontario management consulting services company, which, prior to June 1, 2001, was jointly owned and operated by several parties, including Mr. Simmonds, Ms. Weiler, Mr. Hokkanen and Mr. Cussons. As of June 1, 2001, Mr. Simmonds and Ms. Weiler are no longer owners or operators of IRMG. The management services contract terminated on May 31, 2001, but IRMG continues to provide services to Trackpower while a new arrangement is negotiated.

      4Cash ATM Services, a division of IRMG, is currently negotiating a contract with Trackpower to act as the Company's ATM services provider.

      Effective June 4, 1999, Trackpower issued to SCL 1,000,000 warrants to purchase the Company's common stock at any time over the next four years at ant exercise price of $2.50 per share and the option to receive 750,000 shares of common stock of the Company in payment of an "earnout" given to SCL in January 1998, in consideration for guaranteeing the Company's obligations under a contract with a subsidiary of EchoStar Satellite Communications Inc. and a general guarantee of all of the Company's obligations until March 1, 2000.

      Mr. Simmonds, Chairman of the Board, President and Chief Executive Officer of Trackpower, serves SCL in the same capacities. In addition, Gary Hokkanen, Chief Financial Officer of the Company, is a director and officer of IRMG Inc., Mr. Cussons, a director of Trackpower and is a director and officer of IRMG Inc. and Ms. Weiler, an officer of the Company also serves as a director of SCL.

                 (Remainder of page left intentionally blank)

                                   Part IV

      Item 13.  Exhibits and Reports on Form 8-K

       (a)  Exhibits.



Exhibit                                     Document


3         Articles of Incorporation and Bylaws

3.01      Articles of Amendment of American Digital Communications, Inc. as filed with the Wyoming Secretary of State on September 7, 1999. (incorporated by reference to Exhibit 3.02 to report on Form 10-KSB dated May 30, 2000).

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

4.03      Form of October, 1999 Debenture issued by Registrant to various investors.
          (incorporated by reference to Exhibit 4.03 to report on Form 10-KSB dated
          May 30, 2000).

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

99        Additional Exhibits

99.01 Press Release issued by the Company on May 25, 2000 to announce that TrackPower engaged Integrated Corporate Relations for Financial
           Public Relations.*

99.02     Press Release issued by the Company on June 28, 2000 to announce
          TrackPower and eBet Announce Joint Venture Deal on Revised Terms.*

99.03 Amended Press Release issued by the Company on June 28, 2000 to announce TrackPower and eBet Announce Joint Venture Deal on Revised
           Terms.*


99.04     Press Release issued by the Company on August 9, 2000 to announce
          TrackPower's New Broadcast Strategy.*

99.05     Press Release issued by the Company on October 2, 2000 to announce
          TrackPower Broadcast Update.*

99.06     Press Release issued by the Company on November 1, 2000 to announce
          TrackPower to Acquire Compurace, Inc.*

99.07     Press  Release  issued by the  Company  on  November  17,  2000 to  announce
           TrackPower and Compurace Extend Letter of Intent.*

99.08     Press Release issued by the Company on December 6, 2000 to announce
          Standard and Poor's Approves TrackPower for Listing in Market Access
          Program.*

99.09      Press Release issued by the Company on December 14, 2000 to announce
           TrackPower Completes Compurace Transaction.*

99.10     Press Release issued by the Company on February 13, 2000 to announce
          PlayandWin and TrackPower Agreement Update.*

99.11     Press Release issued by the Company on February 14, 2001 to announce New
          Leadership at TrackPower.*

99.12 Press Release issued by the Company on March 2, 2000 to announce the conversion of certain TrackPower debentures.*

99.13     Press Release issued by the Company on May 15, 2001 to announce
          TrackPower and Post Time Sign Exclusive Agreement.*


*     Filed herewith.

     (b) Reports on Form 8-K

            None


   (Remainder of page left intentionally blank)

               Index to Financial Statements

Independent Auditors' Report                                    F-2

Financial Statements:

      Balance Sheet                                             F-3

      Statement of Operations and Comprehensive (Loss)          F-4

      Statement of Changes in Stockholders' Equity (Deficit)    F-5

      Statement of Cash Flows                                   F-6

Notes to Financial Statements                                   F-7

                                TRACKPOWER, INC.
                          (A Development Stage Company)

                              Financial Statements
                                 for year ended
                                February 28, 2001

                          Independent Auditors' Report
                          ----------------------------



To the Stockholders and
Board of Directors of
TrackPower, Inc.


We have audited the accompanying balance sheet of TrackPower, Inc. (a development stage company) as of February 28, 2001 and the related statements of operations and comprehensive (loss), changes in stockholders' equity (deficit), and cash flows for the years ended February 28, 2001 and February 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TrackPower, Inc. as of February 28, 2001, and the results of its operations and its cash flows for the years ended February 28, 2001 and February 29, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in notes 1 and 2 to the financial statements, the Company has suffered recurring losses from operations and has sustained operations to date through the issuance of common stock and convertible debt and other securities, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in notes 1 and 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                        PANNELL KERR FORSTER PC


New York, New York
May 31, 2001


                                TRACKPOWER, INC.
                          (A Development Stage Company)

                                  Balance Sheet
                                February 28, 2001

                                     Assets

Current assets
    Marketable securities (notes 2 and 3)                                              $       21,600
    Accounts receivable                                                                        28,768
    Prepaid expenses                                                                           21,000
                                                                                          ------------
               Total current assets                                                            71,368

Office equipment, at cost, net of accumulated depreciation
 of $136,314 (note 2)                                                                          53,851
                                                                                          ------------

               Total assets                                                            $      125,219
                                                                                          ------------

                           Liabilities and Stockholders' Equity (Deficit)

Current liabilities
    Bank overdraft                                                                     $          397
    Accounts payable (including $102,061 due to related parties)                              630,637
    Accrued expenses
        Interest                                                       $      111,887
        Transponder fees (note 7)                                             400,000
        Directors' fees                                                        92,000
        Other                                                                   50,282        654,169
                                                                          ------------
    Notes payable (note 5)                                                                    104,630
                                                                                         ------------
               Total current liabilities                                                    1,389,833

Convertible debentures (note 6)                                                             1,191,500
                                                                                         ------------
               Total liabilities                                                            2,581,333
                                                                                         ------------
Commitments and contingencies (notes 2, 11 and 12)

Stockholders' equity (deficit) (notes 4 and 10)
    Convertible preferred stock, no par value; unlimited
     shares authorized, 1,000,000 shares to be issued
     (liquidation value $1,000,000)                                                         1,000,000
    Common stock, $.0001 par value; unlimited shares
     authorized, 47,340,398 shares issued and outstanding                                       4,734
    Additional paid-in capital                                                             18,755,497
    Accumulated (deficit)                                                                 (22,216,345)
                                                                                         ------------
               Total stockholders' equity (deficit)                                        (2,456,114)
                                                                                         ------------
               Total liabilities and stockholders' equity (deficit)                    $      125,219
                                                                                         ------------

See notes to financial statements


                                TRACKPOWER, INC.
                          (A Development Stage Company)

                Statement of Operations and Comprehensive (Loss)

                                                                                  Year Ended
                                                                          ----------------------------
                                                                           February 28,    February 29,
                                                                               2001            2000
                                                                          ------------    ------------
Revenues (notes 2 and 11)
    Wagering commissions                                               $       83,622  $       38,210
    Net subscription revenue                                                        -          46,336
    Royalties received from distribution rights                                10,967          10,731
    Gain on sale of marketable securities                                           -          60,068
    Other                                                                       1,472           4,430
                                                                          ------------    ------------
               Total revenues                                                  96,061         159,775
                                                                          ------------    ------------
Costs and expenses
    Wages and consulting fees                                                 438,291         558,482
    Management fees (note 8)                                                  400,000         300,000
    Transponder fees (note 7)                                               1,000,000       3,000,000
    Advertising                                                                51,095         865,480
    Professional fees                                                         481,532         217,733
    General and administrative                                                455,917         824,127
    Depreciation and amortization                                              54,801          50,510
    Interest expense (notes 5 and 6)                                          334,357         157,080
    Non-cash financing expenses (notes 6, 10 and 11)                        2,045,931       1,463,893
    Writeoff of intangibles and non-refundable acquisition
     deposits (note 2)                                                        667,601               -
    Realized loss on marketable securities (note 3)                           218,400               -
                                                                          ------------    ------------
               Total costs and expenses                                     6,147,925       7,437,305
                                                                          ------------    ------------
               Net (loss)                                                  (6,051,864)     (7,277,530)

    Preferred dividends (note 4)                                              (70,832)        (60,000)
                                                                          ------------    ------------
               Net (loss) applicable to common stockholders            $   (6,122,696) $   (7,337,530)
                                                                          ------------    ------------
    Basic and diluted net loss per share of common stock               $        (0.16) $        (0.25)
                                                                          ------------    ------------
    Weighted average number of common shares outstanding                   38,929,837      28,889,640
                                                                          ------------    ------------

                                        Comprehensive (Loss)

Net (loss)                                                             $   (6,051,864) $   (7,277,530)
Other comprehensive (loss)
    Unrealized holding (losses)                                                     -         (15,356)
                                                                          ------------    ------------
               Comprehensive (loss)                                    $   (6,051,864) $   (7,292,886)
                                                                          ------------    ------------

See notes to financial statements


                                TRACKPOWER, INC.
                          (A Development Stage Company)

             Statement of Changes in Stockholders' Equity (Deficit)
             For Years Ended February 28, 2001 and February 29, 2000

                                                 Preferred Stock                Common stock
                                             -------------------------    --------------------------
                                                                                                        Additional
                                                                                                         Paid-in
                                              Shares         Amount         Shares         Amount        Capital
                                             ----------    -----------    -----------    -----------   ------------
Balance, February 28, 1999                   1,000,000   $  1,000,000     25,162,886   $      2,516      7,169,700
Exercise of stock options                         --             --        3,225,000            323        617,802
Issuance of common stock in private
 placement                                        --             --          333,333             33         49,967
Debenture conversion to common stock              --             --        4,042,200            405      2,509,538
Exercise of warrants                              --             --          453,829             45         97,655
Issuance of warrants for guarantee                --             --             --             --          649,500
Issuance of shares for consent fee                --             --          148,748             15         32,710
Common stock issued as dividend on
 preferred stock                                  --             --          429,963             43         67,457
Common stock accrued as dividend on
 preferred stock (note 4)                         --             --             --             --           60,000
Adjustment to common stock subscribed             --             --             --             --             --
Change in unrealized gain on marketable
 securities                                       --             --             --             --             --
Net loss for the year ended
 February 29, 2000                                --             --             --             --             --
                                           ------------   ------------  ------------   ------------   ------------

Balance,  February 29, 2000                  1,000,000      1,000,000     33,795,959          3,380     11,254,329
Exercise of warrants                              --             --        3,267,757            327      2,549,392
Exercise of stock options                         --             --        2,110,000            211        924,790
Debenture conversion to common stock
 (note 6)                                         --             --        7,751,443            775      3,874,945
Common stock dividend on preferred
 stock (note 4)                                   --             --          240,239             24         70,808
Issuance of warrants for commission               --             --             --             --           49,750
Issuance of shares for consulting fee             --             --          175,000             17         31,483
Net loss for the year ended
 February 28, 2001                                --             --             --             --             --
                                           ------------   ------------  ------------   ------------   ------------

Balance,  February 28, 2001                  1,000,000   $  1,000,000     47,340,398   $      4,734     18,755,497
                                             ----------  ------------   ------------   ------------   ------------


                                                                            Accumulated
                                             Common                            Other
                                             Stock         Accumulated      Comprehensive
                                           Subscribed       (Deficit)       Income (Loss)      Total
                                          -----------    --------------    --------------   ------------
Balance, February 28, 1999                $      7,500    $ (8,688,619)   $     15,356    $   (493,547)
Exercise of stock options                         --              --              --           618,125
Issuance of common stock in private
 placement                                        --              --              --            50,000
Debenture conversion to common stock              --              --              --         2,509,943
Exercise of warrants                              --              --              --            97,700
Issuance of warrants for guarantee                --              --              --           649,500
Issuance of shares for consent fee                --              --              --            32,725
Common stock issued as dividend on
 preferred stock                                  --           (67,500)           --              --
Common stock accrued as dividend on
 preferred stock (note 4)                         --           (60,000)           --              --
Adjustment to common stock subscribed           (7,500)           --              --            (7,500)
Change in unrealized gain on marketable
 securities                                       --              --           (15,356)        (15,356)
Net loss for the year ended

 February 29, 2000                                --        (7,277,530)           --        (7,277,530)
                                          ------------    ------------    ------------    ------------

Balance,  February 29, 2000                       --       (16,093,649)           --        (3,835,940)
Exercise of warrants                              --              --              --         2,549,719
Exercise of stock options                         --              --              --           925,001
Debenture conversion to common stock
 (note 6)                                         --              --              --         3,875,720
Common stock dividend on preferred
 stock (note 4)                                   --           (70,832)
Issuance of warrants for commission               --              --              --            49,750
Issuance of shares for consulting fee             --              --              --            31,500
Net loss for the year ended
 February 28, 2001                                --        (6,051,864)           --        (6,051,864)
                                          ------------    ------------    ------------    ------------

Balance,  February 28, 2001               $       --      $(22,216,345)   $       --      $ (2,456,114)
                                          ------------    ------------    ------------    ------------


See notes to financial statements


                                TRACKPOWER, INC.
                          (A Development Stage Company)

                             Statement of Cash Flows

                                                                                  Year Ended
                                                                          ----------------------------
                                                                           February 28,   February 29,
                                                                               2001            2000
                                                                          ------------    ------------
Operating activities
    Net (loss)                                                         $   (6,051,864) $   (7,277,530)
    Adjustments to reconcile net (loss) to net cash
     (used) by operating activities:
       Depreciation and amortization                                           54,801          50,510
       Realized loss on marketable securities                                 218,400               -
       Bad debt                                                                10,764
       (Gain) loss on sale of marketable securities                                 -         (60,068)
       Write-off of intangible assets                                         418,552               -
       Write-off of deposits                                                  249,049               -
       Issuance of common stock in conjunction with debt conversion                 -         848,693
       Exercise of warrants in conjunction with debt conversion             1,996,181               -
       Issuance of warrants for guarantee                                           -         649,500
       Issuance of common stock for consent fee                                     -          32,725
       Issuance of warrants for commission fee                                 49,750               -
       Issuance of common stock for consulting fee                             31,500               -
    Changes in:
       Accounts and other receivables                                          35,815         (64,583)
       Prepaid expenses                                                       179,000        (200,000)
       Other current assets                                                     7,500          (7,169)
       Accounts payable                                                       328,938        (452,225)
       Accrued expenses                                                       721,692          64,765
                                                                          ------------    ------------
               Net cash (used) by operating activities                     (1,749,922)     (6,415,382)
                                                                          ------------    ------------
Investing activities

    Purchase of office equipment                                              (34,227)        (14,885)
    Increase in deposits                                                     (204,535)         19,486
    Purchase of marketable securities                                        (240,000)              -
    Proceeds from sale of marketable securities                                     -         661,592
                                                                          ------------    ------------
               Net cash provided (used) by investing activities              (478,762)        666,193
                                                                          ------------    ------------
Financing activities
    Proceeds from convertible subordinated debentures                         404,000       5,663,013
    Change in bank overdraft                                                      397               -
    Borrowings under (repayments of) notes payable                             94,260        (446,250)
    Proceeds from issuance of common stock                                          -          50,000
    Proceeds from exercise of stock options                                   925,001         618,125
    Proceeds from exercise of warrants                                        553,538          97,700
                                                                          ------------    ------------
               Net cash provided by financing activities                    1,977,196       5,982,588
                                                                          ------------    ------------
               Increase (decrease) in cash and cash equivalents              (251,488)        233,399
Cash and cash equivalents, beginning of year                                  251,488          18,089
                                                                          ------------    ------------
Cash and cash equivalents, end of year                                 $            -  $      251,488
                                                                          ------------    ------------
Supplemental disclosure of cash flow information
    Cash paid for interest                                             $            -  $       92,962
                                                                          ------------    ------------

Noncash activities:
    During fiscal 2001 and 2000, the Company issued 240,239 and 429,963 shares, respectively, of its common stock in payment of dividends due on its preferred stock.

    During fiscal 2001 and 2000, the Company issued 7,751,443 and 4,042,200 shares of its common stock, respectively, upon conversion of long-term debt which amounted to $3,875,720 and $1,728,275 in principal and accrued interest.

    During fiscal 2000, $261,987 of notes and accrued interest payable were converted into subordinated debt.

See notes to financial statements

                                TRACKPOWER, INC.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)
                                February 28, 2001


Note 1 - Organization and business
----------------------------------

TrackPower, Inc., (the Company) was incorporated under the laws of the State of Wyoming on June 30, 1993. TrackPower's present business strategy and direction is to deploy leading edge kiosk technology combined with automated teller machines (ATMs) to effectively provide integrated information services at racetracks, Off Track Betting (OTB) establishments and other gaming facilities in North America. When fully developed the kiosk/ATM system will deliver information, cash, advertising content, loyalty programs, integrated race information, entries and results, live and archived video, e-commence and other future applications.

On May 15, 2001, the Company announced it had entered into an exclusive worldwide distribution agreement with Post Time Technologies, Inc. (PTT) in which the Company would become the exclusive reseller of PTT's RaceVision Kiosk product when combined with an ATM solution in all racetrack and gaming related facilities (see note 12). RaceVision is a horseracing video replay and archiving service available to customers via a kiosk located within a racetrack or gaming facility.

The Company had been providing live video services broadcast digitally from July 1999 through August 2000 through the Echostar Dish Network (Echostar) to Echostar's current subscribers. In August 2000, the Company ceased pursuing the Trackpower video broadcasting and wagering commission business strategy and is currently considered to be in the development stage as defined by Financial Accounting Standards Board No. 7. The Company is expected to begin generating revenue under the PTT Distribution Agreement during the second quarter of fiscal 2002.

Note 2- Summary of significant accounting policies
--------------------------------------------------

a.      Basis of presentation
-----------------------------

The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred significant losses and at February 28, 2001, the Company had an accumulated (deficit) of $(22,216,345). In addition, during fiscal 2001, the Company ceased pursing the Trackpower video broadcasting and wagering commission business strategy and is currently considered a development stage enterprise. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

Since inception the Company has supported operations through the issuance of common stock and convertible debt and other securities. As described above the Company has signed a distribution agreement with PTT which would allow the Company exclusive distribution rights of a kiosk/ATM system that provides integrated information services to racetracks, OTB's and other gaming related facilities. Additionally, the Company has approved a private placement of its common stock at $0.05 per share to raise $1,000,000 (see note 12). Management believes that the business strategy represented by the PTT agreement will prove to be successful and will generate sufficient revenues to offset the planned lower level of operating costs.

The continued operations of the Company are dependent upon its ability to raise additional capital, achieve market acceptance of its service, expand operations, compete effectively against competitors, and retain key personnel.

All of these matters raise substantial doubt about the Company's ability to continue as a going concern. However, as a result of the distribution agreement discussed above and raising of additional funds through a private placement, management believes it has positioned itself to transition the Company into a new viable ongoing business model.

                                TRACKPOWER, INC.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)
                                February 28, 2001


b.      Use of estimates
------------------------

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

c.      Revenue recognition
---------------------------

Up through August 2000 revenue was recorded when earned and consisted of:

        Subscription revenue
        --------------------

        The Company charged a subscription fee of $19.99 per month or $125 per annum for providing service on four channels under the Echostar Dish Network. Effective January 2000, the Company reduced the number of channels to two and, in an attempt to gain wider distribution of the signal, no longer charged a fee for the service.

        Wagering commissions
        --------------------

        During fiscal year 2000, the Company entered into an agreement with a Penn National Gaming, Inc. (Penn) state licensed wagering entity, under which the Company receives commissions of up to 4.75% of all wagers placed by the Company's subscribers. During fiscal 2001, the Company ceased broadcasting under the DISH network service; therefore, commissions were no longer payable to the Company under the agreement.

d.      Marketable securities
-----------------------------

The Company's marketable securities consisted of restricted common stock of publicly traded companies. The securities were considered "available for sale" and therefore had been recorded at market value at the balance sheet date with unrealized gains (losses) included as a separate component of stockholders' equity (deficit). Any unrealized losses which are considered "other than temporary" are classified as realized losses through operations. (See note 3).

e.      Depreciation
--------------------

Depreciation of office equipment is computed over its estimated useful lives ranging from three to five years using the straight-line method.

f.      Intangible assets
-------------------------

The Company had distribution rights of certain Midland brand land mobile two way radios in a defined territory in Western Canada which had been sublicensed to a third party with a carrying amount of $79,902 at February 28, 2001 and certain trademarks and other intellectual property rights with a carrying amount of $338,650 at February 28, 2001. At February 28, 2001, the distribution rights were completely written off due to the third parties' decision not to exercise their option to acquire the rights outright and also due to the Company's lack of infrastructure to realize on the rights itself. Also, at February 28, 2001 the trademarks and other intellectual property rights related to the original business model of the Company that involved broadcast of the video signal in exchange for monthly fees and earning of wagering commissions both of which the company is no longer pursuing, were completely written off.

                                TRACKPOWER, INC.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)
                                February 28, 2001


The cost of distribution rights, which have been sub-licensed to a third party (see note 11), were being amortized on a straight-line basis over 10 years. The Company used the cost recovery method if that method produced a greater amount of amortization.

The TrackPower trademark and other intellectual property rights (see note 4) were being amortized over 20 years, which was the period estimated by management to be the useful life of such rights.

Amortization expense on all intangible assets during fiscal 2001 and 2000 amounted to $44,716.

g.      Impairment of long-lived assets
---------------------------------------

The Company annually reviews the amount of recorded intangible assets for impairment. If the sum of the expected cash flows from these assets is less than the carrying amount of these assets, the Company will recognize an impairment loss in such period. During fiscal 2001, the Company recognized an impairment loss of $79,902 and $338,650 for distribution rights and trademarks, respectively (see note 2f).

In addition, during fiscal 2001, the Company wrote-off $249,049 of proposed acquisition related deposits.

h.      Income taxes
--------------------

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

i.      Fair value of financial instruments
-------------------------------------------

Cash, accounts receivable, accounts payable, accrued expenses, notes payable and convertible debentures are carried in the financial statements at amounts which approximate fair value.

j.      Advertising costs
-------------------------

The Company expenses the costs of advertising as incurred. Advertising expense amounted to $51,095 and $865,480 for fiscal 2001 and 2000, respectively.

k.      Cash and cash equivalents
---------------------------------

For purposes of the statement of cash flows, the Company considers cash and all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

l.      Concentrations of credit risk
-------------------------------------

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and marketable securities. The Company places its cash with high quality financial institutions. At times during the year, the balance at one financial institution exceeded insured limits.

                                TRACKPOWER, INC.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)
                                February 28, 2001


m.      Net loss per share
--------------------------

Basic net loss per common share is based on the weighted average number of shares outstanding during each period presented. Convertible securities, options and warrants to purchase common stock are included as common stock equivalents only when dilutive. Potential common stock equivalents totaling 2,383,000 shares, at February 28, 2001, have been excluded from dilutive loss per share as the effects of such shares would have been antidilutive.

n.      Accounting for stock options
------------------------------------

All stock options that have been granted by the Company to employees have been at or above the fair market value of the Company's common stock at the time of grant. As a result, no compensation expense or other accounting relating to the Company's stock options issued has been required to be recorded within the financial statements of the Company.

The foregoing accounting is in accordance with Accounting Principles Board Opinion No. 25 (APB Opinion No. 25) and related interpretations. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123). The Company has included in note 10 the impact of the fair value of employee stock-based compensation plans on net loss and net loss per share on a pro forma basis for awards granted pursuant to SFAS 123.

Note 3 - Marketable securities
------------------------------

During fiscal 2001, the Company purchased 80,000 shares of common stock of a publicly traded entity. These securities are considered "available for sale," and accordingly, are recorded at market value with unrealized gains or losses recorded as a separate component of stockholders' equity (deficit).

During fiscal 2001, the Company recorded a $218,400 realized loss on marketable securities on the basis that the unrealized loss was perceived to be an other than temporary impairment of the share value.

Note 4 - Acquisition of TrackPower trademarks and other intellectual property
-----------------------------------------------------------------------------
rights
------

In January 1998, the Company acquired the TrackPower trade name and other intellectual property rights from Simmonds Capital Limited (Simmonds), a stockholder of the Company. As consideration for the assets acquired, the Company (1) agreed to issue 1,000,000 shares of convertible preferred stock which is convertible at the option of the holder into 1,000,000 shares of common stock (valued at $98,438) and (2) assumed accounts payable of $299,974. Accordingly, the value of the acquired intangibles had been recorded at $398,412 during fiscal 1998. In connection with the transaction, the Company also agreed
(1) to issue warrants to purchase an additional 500,000 common shares of the Company exercisable at $2 per share until January 31, 2001 and (2) to pay a royalty fee of 10% of the Company's annual earnings before interest, taxes, depreciation and amortization (not to exceed $1,500,000) commencing when the Company's retained earnings position becomes positive. In fiscal 2000, Simmonds obtained the option to receive payment of royalty fees in the form of common shares (see note 11). The preferred stock is convertible into common stock of the Company at $1 per share at any time, has a cumulative dividend rate of 6% for the first two years and 7% thereafter, payable semi-annually in shares of the Company, is redeemable at the Company option only for $1,000,000. At February 28, 2001, cumulative dividends accrued on the preferred stock amounted to $70,832 which is payable in 207,664 shares of the Company's common stock. At February 28, 2001, 38,132 shares relating to these dividends were unissued. The accrued dividends on the preferred stock in the amount of $60,000 at February 29, 2000 were all paid during fiscal 2001 by the issuance of 70,707 shares of common stock.

As described in note 2 at February 28, 2001, the Company wrote off the unamortized value of these acquired intangible assets.

                                TRACKPOWER, INC.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)
                                February 28, 2001


Note 5 - Notes payable
----------------------

Notes payable consists of a 10% promissory note due to SIG Communications Partnership in the amount of $20,000. The note and related accrued interest was due May 16, 2000. The Company is currently negotiating a payment plan to satisfy the note and related accrued interest. In addition, the Company has two 10% promissory notes payable to a related entity totalling $84,630.

Note 6 - Convertible debentures
-------------------------------

8% Senior Subordinated Convertible Debentures (maximum issuance:  $5,000,000)
----------------------------------------------------------------  -----------

The debentures bear interest at 8% per annum, payable annually on October 31, commencing on October 31, 2000, and mature October 31, 2004. The debentures are automatically convertible into common stock of the Company upon maturity, at the rate of $0.50 per share. The debentures may also be converted at the option of the Company, as defined, or the holder. Upon conversion, each share of common stock will be accompanied by a three year warrant to purchase common stock at $0.75 per share. During fiscal 2001, as an inducement to conversion, the Board of Directors approved a resolution that upon conversion to shares of the Company's common stock, the warrant exercise price would be reduced from $0.75 to $0.15. Note holders who had already converted their debentures into the Company's common stock had until February 16, 2001 to exercise their warrants at $0.15. Noteholders who had not yet converted their debentures had until February 23, 2001 to do so in order to get the reduced warrant price. At the expiration of these dates, the exercise price of the warrants issuable upon conversion, reverted back to $0.75. During fiscal 2001, several noteholders converted their notes, including accrued interest, aggregating $3,875,720 to 7,751,443 shares of common stock and an equal amount of warrants to purchase common stock. As of February 28, 2001, a total of 2,404,433 warrants were exercised at the reduced price of $0.15 per share. In connection with the warrant exercise, the Company recorded an expense amounting to $1,442,660 attributable to the difference between the original exercise price of the warrants and the reduced price. This expense is included in non-cash financing expense in the accompanying statement of operations and comprehensive (loss) and as an increase in additional paid-in capital for fiscal 2001.

In addition, during fiscal 2000, three noteholders chose to convert their notes totaling $300,000 to 600,000 shares of common stock.

Accrued interest which was due on October 31, 2000 was not paid. The non-payment of interest would be considered an event of default once notice is received from the note holder. As of May 31, 2001, the Company has not received any notices of default.

8% Senior Subordinated Convertible Debentures (maximum issuance:  $1,250,000)
----------------------------------------------------------------  -----------

The debentures bear interest at 8% per annum, payable annually on June 10, commencing June 10, 2000. As an inducement to the noteholders to convert their notes in fiscal 2000, the Board of Directors approved a resolution whereby the conversion price was reduced from $1.25 to $0.50 per share of common stock. In December 1999, all the noteholders converted their notes, including accrued interest, aggregating $1,302,778 to 2,605,558 shares of common stock and received 1,042,220 warrants to purchase common stock at the rate of $2.50 per share. In connection with the conversion, the Company recorded an expense in fiscal 2000 amounting to $781,668 attributable to the fair value of the common stock issued upon the conversion over the fair value of the common stock issuable under the original conversion terms. This expense is included in non-cash financing expenses in the accompanying statement of operations and comprehensive (loss) and as an increase in additional paid-in capital for fiscal 2000. During fiscal 2001, the Board of Directors approved a resolution, whereby the exercise price of the remaining warrants, issuable upon conversion, would be repriced from $2.50 per share to $0.15 per share until February 28, 2001. Warrants not exercised by the deadline will revert back to the price of exercise of $2.50 per share. In February 2001, six warrant holders exercised their warrants to receive 235,541 shares of common stock at $0.15 per share. In connection with the exercise, the Company recorded an expense of $553,521 attributable to the difference between the original exercise price and the reduced price. This expense is

                                TRACKPOWER, INC.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)
                                February 28, 2001


included in non-cash financing expense in the accompanying statement of operations and comprehensive (loss) and an increase in additional paid-in capital for fiscal 2001.

Note 7 - Transponder fees
-------------------------

In June 1999, the Company signed an agreement with Transponder Encryption Services Corporation to move the TrackPower service to the Echostar Dish Network, which has substantially more existing subscribers. The Company then relaunched the TrackPower services under the Echostar Dish Network in July 1999. This agreement provided for a base monthly fees of $400,000 for four channels per month, plus a portion of revenues to be paid to EchoStar for the four-year term of the agreement. Effective January 2000 the number of channels was reduced to two and the monthly fees under this agreement were reduced to $200,000. Simmonds Capital Limited has guaranteed the Company's obligations under this agreement (see note 11). Effective August 3, 2000, this agreement was terminated.

Note 8 - Related party transactions
-----------------------------------

Periodically, the Company advances funds and pays expenses on behalf of related parties and funds are advanced and expenses are paid by related parties on behalf of the Company. These transactions result in non-interest bearing payables or receivables to related parties. At February 28, 2001 and February 29, 2000, net payables to related parties amounted to $102,061 and $7,838, respectively.

In January 1998, the Company purchased the TrackPower trade name and other intellectual rights from Simmonds (see note 4) and entered into a management agreement which calls for the payment of $25,000 per month for services to be performed by certain employees of Simmonds. In December 2000, the Company terminated this agreement and entered into a management agreement with IRMG Inc. The agreement calls for $75,000 per month for services through May 31, 2001.

The Company paid $49,000 and $43,000 to two directors of the Company for consulting and advertising services for the years ended February 28, 2001 and February 29, 2000, respectively.

Note 9 - Income taxes
---------------------

The temporary differences between financial reporting and income tax purposes, are primarily net operating loss carryforwards and start-up costs capitalized for income tax purposes (net of amortization).

As of February 28, 2001, the deferred tax assets and valuation allowances are summarized as follows:

                 Start-up costs                    $       55,040
                 Operating loss carryforwards           8,197,948
                 Valuation allowance                   (8,252,988)
                                                      ------------
                                                   $            -
                                                      ------------

A full valuation allowance has been established against the deferred tax assets, as utilization of the loss carryforwards and realization of other deferred tax assets cannot be reasonably assured. The $2,648,525 change in the valuation allowance between fiscal 2001 and 2000 is primarily due to an increase in the operating loss carryforward in fiscal 2001.

The Company has available net operating loss ("NOL") carryforwards of approximately $22,000,000 resulting from accumulated operating losses through fiscal 2001. The NOL carryforwards for tax reporting purposes expire in various amounts through the year 2020. The Company believes that an "Ownership Change" occurred in fiscal 1997 within the meaning of Section 382 of the Internal Revenue Code. Under this ownership change, utilization of NOL's incurred by the Company through fiscal 1997 amounting to approximately $3,400,000 will be limited to approximately $440,000 annually.

The use of all the Company's net operating loss carryforwards could be further limited if among other things, additional changes in ownership, as defined under
Section 382, occur.

                                TRACKPOWER, INC.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)
                                February 28, 2001


Note 10 - Stockholders' equity (deficit)
----------------------------------------

The Company has the authority to issue an unlimited number of shares of common stock, par value $.0001 per share and an unlimited number of shares of preferred stock, no par value. As of February 28, 2001, there were 47,340,398 shares of common stock issued and outstanding and 1,000,000 shares of preferred stock outstanding.

During fiscal 2001, the Company issued warrants in exchange for commission fees. The fair value of this transaction was estimated at $49,750, which is included in non-cash financing expenses in the accompanying statement of operations and comprehensive (loss) for fiscal 2001.

In fiscal 2001, the Company issued 175,000 shares of its common stock to a stockholder for consulting fees valued at $31,500.

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

In addition to the conversion of subordinated convertible debentures into common stock, as described in note 6, on March 31, 1999, certain of the noteholders chose to convert their notes to shares of common stock and additional warrants. Principal and interest amounting to $125,497 was converted to common stock and warrants to purchase an equal amount of shares at $0.15 per share expiring in one year were also issued. A total of 836,642 shares of common stock and warrants to purchase 836,642 common shares were issued in fiscal 2000 to convert the debt.

In fiscal 2000, the Company issued 333,333 shares of common stock to Simmonds in a private placement at $0.15 per share.

During April and July 1998, the Company raised gross proceeds of $500,000 and $350,000, respectively, in debt offerings including $95,000 from related parties. The notes were due on demand with interest at 12% per annum and the Company's marketable securities were pledged as collateral. As part of the offering, the Company issued 850,000 shares of its common stock to the noteholders and warrants to purchase 850,000 shares of its common stock exercisable at $0.30 per share for a five-year period. Offering expenses amounted to $66,425 in cash plus 35,000 shares of the Company's common stock valued at $4,900. During fiscal 1999, the Company repaid $255,000 of the principal of the notes. The value of this transaction was determined to be $148,900 during fiscal 1999. During fiscal 2000, the remaining balance of the note was repaid or converted to common stock.

All amounts receivable from the purchase of common stock resulting from the exercise of warrants were paid by May 31, 2001.

Stock options
-------------

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

                                TRACKPOWER, INC.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)
                                February 28, 2001


The following is a summary of stock option activity for fiscal 2001:

                                                                                       Weighted
                                                                                        Average
                                                       Number        Option Price      Excercise
                                                     of Shares        Per Share          Price
                                                    ------------   ---------------   -------------
          Balance, February 29, 2000                    450,000    $     0.40         $    0.40
          Granted                                       165,000       0.15-0.75            0.20
          Exercised                                    (610,000)      0.15-0.75            0.34
                                                    ------------

          Balance, February 28, 2001                      5,000          0.75         $    0.75
                                                    ------------


The following is a summary of outstanding and exercisable options at February 28, 2001:


             Number of shares                                5,000
             Weighted average remaining life               3 years
             Weighted average exercise price                 $0.75


1993 Employee Stock Compensation Plan ("ESC")
---------------------------------------------

The Company has reserved a maximum of 2,000,000 common shares to be issued upon the grant of awards for employees, directors and consultants or advisors. At February 28, 2001 no options were outstanding under this plan.

1993 Incentive Stock Option Plan ("ISO")
----------------------------------------

The Company has reserved a maximum of 2,000,000 common shares to be issued upon the exercise of options granted under the ISO plan. Options will be granted under the ISO plan at exercise prices at least equal to the fair market value of the common stock on the date of grant. At February 28, 2001, no options were outstanding under this plan.

1993 Non-Statutory Stock Option Plan ("NSO")
--------------------------------------------

The Company has reserved a maximum of 2,000,000 shares to be issued to key employees upon the exercise of options granted under the NSO plan. Options granted under the NSO plan will be at exercise prices to be determined by the Board of Directors or other NSO plan administrator. During fiscal 2000, the Company issued 2,000,000 options at exercise prices ranging from $0.15 to $0.90. These options vest immediately and expire in June 2003. During fiscal 2001, a total of 1,500,000 options were exercised at a weighted price of $0.48. A summary of these options at February 28, 2001 are as follows:

            Balance, February 29, 2000                   2,000,000
            Exercised                                   (1,500,000)
                                                      -------------
            Balance, February 28, 2001                     500,000
                                                      -------------
            Weighted average remaining
             contractual life                             2.3 years
            Weighted average exercise price                   $0.74

                                TRACKPOWER, INC.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)
                                February 28, 2001


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

                                                       Year Ended
                                              ------------------------------
                                               February 28,    February 29,
                                                  2001             2000
                                              -------------    -------------

           Net loss - as reported          $    (6,051,864) $    (7,277,530)
           Net loss - pro forma                 (6,084,714)      (8,582,280)
           Loss per share - as reported              (0.16)           (0.25)
           Loss per share - pro forma                (0.16)           (0.30)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2000, dividend yield of 0%; expected volatility of 200%, risk-free interest rate of 6%; and expected life of 3 years.

Warrants

Warrants outstanding at February 28, 2001 consists of the following:

                                                                    Exercise          Number
                    Issue Date            Expiration Date            Price          of Shares
              -----------------------   ---------------------    ---------------   -------------

              April 17, 1998            April 17, 2003        $            0.30        205,000
              July 28, 1998             July 28, 2003                      0.30         60,000
              March 31, 1999            March 31, 2004                     0.15        375,030
              April 29, 1999 (a)        April 29, 2004             1.58 to 2.53      5,000,000
              July 1, 1999              July 1, 2004                       2.50      1,000,000
              December 17, 1999         December 17, 2004                  2.50        806,679
              January 31, 2000          January 31, 2003                   0.75        500,000
              February 17, 2000         February 17, 2003                  0.75        100,000
              March 30, 2000            March 30, 2003                     0.75        200,000
              October 31, 2000          October 31, 2003                   0.75      3,339,413
              December 15, 2000         December 15, 2003                  0.75      1,518,861
              February 16, 2001         February 16, 2004                  0.75          5,451
              February 23, 2001         February 23, 2004                  0.75        266,640
                                                                                   -------------
                                                                                    13,377,074
                                                                                   -------------

 (a) In connection with a wagering agreement entered into in fiscal 2000, the Company issued warrants to purchase 5,000,000 common shares. The warrants are exercisable one million shares each year at (1) $1.58, (2) $1.82, (3) $2.05, (4) $2.29, and (5) $2.53 and are exercisable for a five-year period. The agreement contains one five-year renewable option.

                                TRACKPOWER, INC.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)
                                February 28, 2001


Note 11 - Commitments and contingencies
---------------------------------------

Sublicense of portions of the distribution rights in Canada
-----------------------------------------------------------

On April 7, 1997, the Company entered into a letter of intent with SCL Distributors (Pacific) Ltd. ("SCL Pacific") to sublicense a portion of the distribution rights in Canada owned by the Company. The letter of intent calls for SCL Pacific to pay the Company approximately $36,000 on signing of a definitive agreement and a royalty of 4% of the gross sales price of all products pursuant to the agreement. The agreement also contains a purchase option of approximately $288,000 less all previous payments. Royalty fees earned under this agreement during fiscal 2001 and 2000 amounted to $10,967 and $10,731, respectively.

During the fourth quarter 2001, the Company wrote off the $79,902 carrying amount of these distribution rights (see note 2).

Guarantees
----------

In fiscal 2000, the Company received two financial guarantees from Simmonds. The first was a guarantee of the Company's obligations under a satellite distribution services agreement with EchoStar (see note 7) and the second was a guarantee of all of the obligations of the Company until March 1, 2000. In exchange for these guarantees the Company issued warrants to purchase 1,000,000 shares of the Company's common stock at $2.50 per share and the right to receive 750,000 shares of common stock in payment of royalty fees when earned (see note
4). Management has valued the guarantees at $649,500, which is included in non-cash financing expenses in the accompanying statement of operations and comprehensive (loss) for fiscal 2000.

Note 12 - Subsequent events
---------------------------

In fiscal 2002, the Board of Directors approved a resolution to issue a private placement to a maximum of 20,000,000 shares at $0.05 per share.

On May 15, 2001, the Company announced it had entered into an exclusive worldwide distribution agreement with Post Time Technologies, Inc, (PTT) under which the Company would become the exclusive reseller of RaceVision Kiosk product when combined with an ATM solution in all racetrack and gaming related facilities. RaceVision is a horseracing video replay and archiving service available to customers via a kiosk located within a racetrack or gaming facility. Under the terms of the agreement:

o PTT will receive 100,000 shares of the Company's common stock as a commission for every location that places an ATM,

o    Non-ATM net profits will be shared between the Company and PTT,

o ATM net revenues will be shared equally between the Company and PTT after provision for the racetrack share,

o Both companies will enter into non-compete agreements and management services agreements, as well as other co-operative initiatives,

o    1,500,000 options will be granted to the principals of PTT, and

o Warrants will be issued to purchase 2,000,000 common shares at $0.10 per share to PTT.

                                   SIGNATURES

      In accordance with sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereto duly authorized individual.

   Date:  June 13, 2001
                                     TRACKPOWER, INC.

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



           Name                          Title                          Date
           ----                          -----                          ----
/s/ John G. Simmonds
----------------------------
     John G. Simmonds          Chairman/President/CEO/Director       June 13, 2001
                               (principal executive officer)


/s/ Gary Hokkanen
----------------------------
     Gary N. Hokkanen         Chief Financial Officer                June 13, 2001
                           (principal financial officer)


/s/ Kenneth J. Adelberg
----------------------------
     Kenneth J. Adelberg             Director                        June 13, 2001


/s/ Arnold Smolen
----------------------------
     Arnold J. Smolen                Director                        June 13, 2001

/s/ Stephen Cussons
----------------------------
     Stephen L. Cussons              Director                        June 13, 2001

/s/ Charles Cernansky
----------------------------
     Charles Cernansky               Director                        June 13, 2001


/s/ Lawrence Aziz
----------------------------
     Lawrence P. Aziz                Director                        June 13, 2001