Form 10QSB
period 2001-05-31
TRACKPOWER INC
filed 2001-07-13
CIK 819927

As filed with the Securities and Exchange Commission on July 13, 2001
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

                   For the Quarterly Period Ended May 31, 2001

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

                 YES X                                  NO
                     --                                    --

The number of shares outstanding of each of the Registrant's class of common equity, as of July 6, 2001 are as follows:

          Class of Securities                    Shares Outstanding
          -------------------                    ------------------
    Common Stock, $.0001 par value                   48,590,003

================================================================================

                                TrackPower, Inc.
                          (A Development Stage Company)



                                      INDEX



   PART I.    Financial Information

   Item 1.    Financial Statements (unaudited)
                   Balance Sheet..........................................  3
                   Statements of Operations and Comprehensive Loss........  4
                   Statements of Cash Flows...............................  5
                   Notes to Financial Statements..........................  6

   Item 2.    Management's Discussion and Analysis or Plan of Operation...  8





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

   Item 4.    Submission of Matters to a Vote of Security Holders......... 13

   Item 5.    Other Information........................................... 13

   Item 6.    Exhibits and Reports on Form 8-K............................ 14
                        A)  Exhibit Schedule
                        B)  Reports Filed on Form 8-K

   Signatures............................................................. 16

                          PART I. Financial Information
                          -----------------------------

Item 1.  Financial Statements.
-------  ---------------------


                                TrackPower, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                   (UNAUDITED)
                                  May 31, 2001



ASSETS
Current Assets:
  Cash                                                  $     17,461
  Marketable securities                                        8,000
  Deposit                                                     25,000
  Other current assets                                         5,725
--------------------------------------------------------------------
Total current assets                                          56,186
--------------------------------------------------------------------
Property and equipment                                       190,165
  Less:  Accumulated depreciation                           (139,393)
--------------------------------------------------------------------
     Net property and equipment                               50,772
--------------------------------------------------------------------
TOTAL ASSETS                                            $    106,958
--------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable (including $249,682 due to
  related parties)                                      $    789,530
  Accrued Transponder fees                                   400,000
  Accrued professional fees                                   11,000
  Accrued interest                                           104,391
  Accrued Directors' Fees                                    105,350
  Note payable                                                20,000
--------------------------------------------------------------------
     Total current liabilities                             1,430,271
--------------------------------------------------------------------
Long term debt:
8% senior subordinated convertible debentures due
October 31, 2004                                             909,000
--------------------------------------------------------------------
     Total liabilities                                     2,339,271

Shareholders' equity (deficit):
  Convertible preferred stock, no par value,
  unlimited shares authorized,  1,000,000 shares to
  be issued (liquidation value $1,000,000)                 1,000,000
  Common stock, $.0001 par value; unlimited
  shares authorized, 48,209,269 shares, issued and
  outstanding                                                  4,821
  Additional paid in capital                              19,149,846
  Common shares subscribed                                   221,500
  Accumulated deficit (including $361,035 during
  the development stage)                                 (22,594,880)
  Accumulated other comprehensive loss                       (13,600)
--------------------------------------------------------------------
     Total shareholders' equity (deficit)                 (2,232,313)
--------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
(DEFICIT)                                               $    106,958
--------------------------------------------------------------------
               See accompanying notes to financial statements.

                                TrackPower, Inc.
                          (A Development Stage Company)
               Statements of Operations and Comprehensive Loss
                                   (UNAUDITED)




                                                                                           Three Months Ended
                                                                                                 May 31,
                                                                                       2001                      2000
                                                                                       ----                      ----
 Revenue
   Royalties from distribution rights                                                    $ -              $      1,627
   Wagering commissions                                                                    -                    46,437
   Other revenue                                                                         269                       138
----------------------------------------------------------------------------------------------------------------------
   Total revenue                                                                         269                    48,202

Operating expenses:
   Wages and consulting fees                                                          83,250                   177,122
   Management fees - related parties                                                 175,000                    75,000
   Transponder fees                                                                        -                   600,000
   Advertising and marketing                                                               -                    23,888
   Professional fees                                                                  25,544                   202,917
   General and administrative                                                         52,833                   156,994
----------------------------------------------------------------------------------------------------------------------
   Total operating expenses                                                          336,627                 1,235,921

Loss from operations                                                                (336,358)               (1,187,719)

Other expenses:
   Interest                                                                           21,598                   101,252
   Non-cash financing expense                                                              -                    49,750
   Depreciation and amortization                                                       3,079                    13,117
----------------------------------------------------------------------------------------------------------------------
   Total other expenses                                                               24,677                   164,119

Net loss                                                                            (361,035)               (1,351,838)
   Preferred dividends                                                               (17,500)                  (18,332)
----------------------------------------------------------------------------------------------------------------------
Net loss applicable to common shareholders                                      $   (378,535)             $ (1,370,170)
----------------------------------------------------------------------------------------------------------------------
Basic and diluted  loss per share of common stock                               $      (0.01)             $      (0.04)
----------------------------------------------------------------------------------------------------------------------

Weighted average number of common
shares outstanding                                                                47,673,221                34,881,046
----------------------------------------------------------------------------------------------------------------------


                                       Comprehensive Loss


Net loss                                                                        $   (361,035)             $ (1,351,838)
Other comprehensive loss:
Unrealized holding loss on
marketable securities                                                                (13,600)                        -
----------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                              $   (374,635)             $ (1,351,838)
----------------------------------------------------------------------------------------------------------------------


               See accompanying notes to financial statements.

                                TrackPower, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (UNAUDITED)


                                                            Three Months Ended
                                                                  May 31,

                                                             2001           2000
                                                             ----           ----
--------------------------------------------------------------------------------
  Net cash from operations
     Net loss                                          $(361,035)   $(1,351,838)
        Adjustments to reconcile net loss
        to net cash used in operating activities:
        Depreciation and amortization                       3,079         13,117
        Issuance of common stock for consulting fee        67,500              -
        Non-cash financing expense
        incurred in connection with issuance of
        convertible debentures                                  -         49,750
     Changes in:
        Accounts receivable                                28,768         39,945
        Prepaid transponder fees                                -        200,000
        Due to related parties                            147,621              -
        Other current assets                               15,275       (12,875)
        Deferred costs                                          -      (146,169)
        Accounts payable and accrued expenses               4,780        124,733
--------------------------------------------------------------------------------
  Net cash used in operating activities                  (94,012)    (1,083,337)
--------------------------------------------------------------------------------
  Cash flows from investing activities:
        Marketable securities purchased                         -      (240,000)
        Deposits                                         (25,000)       (20,692)
        Deposit on acquisition                                  -      (125,000)
        Purchase of property and equipment                      -       (10,000)
--------------------------------------------------------------------------------
  Net cash (used in) investing activities                (25,000)      (395,692)
--------------------------------------------------------------------------------
  Cash flows from financing activities:
        Proceeds from options exercised                         -        733,617
        Proceeds from common stock subscribed             221,500
        Proceeds from warrants exercised                        -        123,079
        (Repayment) of notes payable                     (84,630)              -
        Proceeds on issuance of convertible
        debentures                                              -        382,000
--------------------------------------------------------------------------------
  Net cash provided by financing activities               136,870      1,238,696
--------------------------------------------------------------------------------
  Increase (decrease) in cash                              17,858      (240,333)
--------------------------------------------------------------------------------
  Cash,  beginning of period                                (397)        251,488
--------------------------------------------------------------------------------
  Cash,  end of period                                    $17,461       $ 11,155
--------------------------------------------------------------------------------
Noncash activities:
During the three month period ended May 31, 2001 the Company issued 618,871 shares of its common stock upon conversion of convertible debentures with a principal balance of $282,500 and accrued interest of $26,936.


               See accompanying notes to financial statements.

                                TrackPower, Inc.

                          (A Development Stage Company)
                          Notes to Financial Statements
                                  May 31, 2001


Summary of Significant Accounting Policies
------------------------------------------

      Nature of Business
      ------------------

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


      Recent Developments
      -------------------

      On May 15, 2001, the Company announced it had entered into an Exclusive Worldwide Distribution Agreement with Post Time Technologies, Inc, (PTT) under which the Company would become the exclusive re-seller of PTT's RaceVision Kiosk product when combined with an ATM solution in racetracks and gaming related facilities. RaceVision is a horseracing video replay and archiving service available to customers via a kiosk located within a racetrack or gaming facility.

      On June 12, 2001, the Company entered into an exclusive three year Automated Teller Machine (ATM) Services Agreement with 4CASH ATM Services, a division of Wireless Ventures Inc., a related entity. Under the terms of the Agreement, TrackPower granted to 4CASH the exclusive right to act as their ATM partner to install, maintain and operate ATMs in locations that TrackPower contracts with at any Racetrack or Gaming related facility. 4CASH will supply, install and commission the ATM's to process transactions and other services at its expense, with surcharge and revenue sharing structure as set out in the agreement. 4CASH granted to TrackPower the exclusive right to act as their sales and marketing representative to any Racetrack or Gaming related facility.

      Basis of Presentation
      ---------------------

      The accompanying unaudited financial statements of TrackPower, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310 (b) of Regulation S-B. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended May 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended February 28, 2001.

      Use of Estimates
      ----------------

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

      Marketable Securities
      ---------------------

      The Company's marketable securities consist of restricted common stock of a publicly traded company. The securities are considered "available for sale" and therefore have been recorded at market value with unrealized gains(losses) included as a separate component of stockholders' equity(deficit). Any unrealized losses which are considered "other than temporary" are classified as realized losses through operations. During the three month period ended May 31, 2001 the market value as quoted on the OTCBB fell from $0.27 per share to $0.10 per share and accordingly the Company recorded a $13,600 unrealized holding loss on marketable securities.

      Deposit
      -------

      During the quarter ended May 31, 2001, the Company advanced $25,000 to PTT against future revenues under the May 15, 2001 Exclusive Worldwide Distribution Agreement. The advance will be drawn down based on the payment terms to PTT of the future revenues per the Agreement.

      Convertible Debentures
      ----------------------

      During the quarter ended May 31, 2001, debenture holders converted debentures having a face value of $282,500 plus accrued and unpaid interest of $26,936 into 618,871 shares of the Company's common stock. In connection with these conversions, warrants to purchase 618,871 shares of common stock at $0.75 were issued.

      At May 31, 2001, $909,000 in convertible debentures was outstanding for which interest due on October 31, 2000 remains unpaid. Non payment of interest could constitute an event of default if notice were served. As of July 12, 2001, the Company has not received any notices of default.

      Common Stock Subscribed
      -----------------------

      During the three month period ended May 31, 2001, the Company authorized a private placement of 20,000,000 common shares at $0.05 per share payable in four monthly installments at the beginning of each month beginning in May 2001. As of May 31, 2001, the Company had received $221,500 under this private placement plan.

      Net Loss per Share
      ------------------

      Basic loss per common share is based on the weighted average number of shares outstanding during each period presented. Convertible debentures, options to purchase stock and warrants are included as common stock equivalents only when dilutive. Potential common stock equivalents totaling approximately 1.8 million shares at May 31, 2001 have been excluded as the effects of such shares would have been anti-dilutive.

Item 2.  Management's Discussion and Analysis or Plan of Operation.
-------  ----------------------------------------------------------

      Overview
      --------

      During fiscal 2001, the Company made the decision to no longer pursue the TrackPower video distribution and wagering commission business strategy, primarily due to competitive reasons.

      During the quarter ended May 31, 2000, the Company entered into an agreement with Post Time Technologies Inc. whereby Post Time would provide the Racevision Kiosk product to the Company when installed in conjunction with an ATM at horse racing tracks and gaming related facilities. Also during the quarter the Company entered into an agreement with 4CASH ATM Services a division of Wireless Ventures Inc. whereby 4CASH would become the Company's ATM service provider. These agreements have effectively positioned the Company for a new business strategy, that initially will provide archived horseraces and cash to Racetracks with other incremental revenue streams to accrue as they are developed in the future.

      Results of Operations
      ---------------------

      Revenues for the three month period ended May 31, 2001 were $269 compared to $48,202 during the comparative period in the prior year. The revenues during the current quarter consisted of commissions earned from a horse racing information services provider for purchases made by TrackPower subscribers.

      During the three month period ended May 31, 2000, the Company earned wagering commissions of $46,437 under an agreement with Penn National Gaming Inc. As detailed in the Overview section the Company is no longer pursuing the previous business plan and therefore will not earn wagering commissions subsequent to August 2000.

      The Company also received $1,627 during the three month period ended May 31, 2000, for royalties under a sub-license agreement on Midland brand two-way radio sales in certain territories of Canada. During the quarter ended May 31, 2001 the sub-licensee informed the

Company of their decision not to exercise an option to acquire the rights outright. Therefore the Company did not earn royalties during the current quarter.

      Operating expenses totaled $336,627 during the three-month period ended May 31, 2001 substantially down from $1,235,921 during the comparative period in the prior year.

      Management fees charged by related parties were $175,000 during the three month period ended May 31, 2001 compared to $75,000 during the comparative period in the prior year. Management fees charged by IRMG Inc. during the current quarter were $75,000 per month for March and April 2001 and $25,000 for May 2001. Management fees paid to Simmonds Capital Limited during March through May 2000 were $25,000 per month. TrackPower had contracted with IRMG in January 2001 to manage the affairs of the Company for a fee of $75,000 per month. As a result of the PTT agreement in May 2001 the fees were reduced to $25,000 for the month of May. PTT will earn a management fee of $25,000 per month beginning June 2001 and the IRMG management services contract is currently being renegotiated.

      Wages and consulting costs were $83,250 during the three month period ended May 31, 2001 compared to $177,122 during the comparative period in the prior year. The consulting costs during the three month period ended May 31, 2001 consisted primarily of common stock issued to a third party for public relations services. The wages and consulting costs in the prior period primarily represented the employment costs related to the video distribution and wagering commission business strategy.

      General and administrative expenses were $52,833 during the three month period ended May 31, 2001 down significantly from $156,994 during the comparative period in the prior year. The reduction is the result of the Company no longer pursuing the video distribution and wagering commission business strategy.

      Professional fees were $25,544 during the current quarter substantially down from $202,917 during the comparative period in the prior year. The decrease is primarily attributable to reduced merger activity.

      Other costs and expenses incurred in the prior year, not repeated in the current quarter were: $600,000 in transponder fees and $23,888 in advertising and marketing costs. Both of these cost categories relate to the previous business strategy, which is no longer being pursued.

      The loss from operations has been reduced, due to the change in business strategy, from $1,187,719 during the three month period ended May 31, 2000 to $336,358 during the three month period ended May 31, 2001.

      Other expenses totaled $24,677 during the three month period ended May 31, 2001 down from $164,119 during the comparative period in the prior year. Interest expense has been reduced from $101,252 a year ago to $21,598 during the current quarter, as a result of the bulk of the Company's senior convertible debentures being converted to common stock. Depreciation and amortization expense has been reduced from $13,117 a year ago to $3,079 during the current quarter, as a result of the Company's decision to write off all intangible assets at February 28, 2001. Other expenses during the three month period ended May 31, 2000 included non-cash financing expenses of $49,750 representing the fair value of warrants issued to third parties as commissions for introducing investors.

      The net loss during the three month period ended May 31, 2001 was $361,035 ($0.01 per share) down from $1,351,838 ($0.04 per share) during the comparative period in the prior year. The decrease is a result of the change in business strategy.

      The Company included in comprehensive loss an unrealized holding loss on marketable securities of $13,600 as a result of a reduction in the market value of the Company's marketable securities.

      Financial Condition
      -------------------

      During the three month period ended May 31, 2001, assets decreased from $125,219 to $106,958. The reduction was primarily attributable to a decrease in current assets.

      Current assets decreased from $71,368 to $56,186. The decrease is attributable to reductions in accounts receivable from $28,768 to zero, marketable securities from $21,600 to $8,000 and prepaid expenses from $21,000 to $5,725 partially offset by increases in deposits from zero to $25,000 and cash from zero to $17,461.

      During the three month period ended May 31, 2000, the Company made an investment in 80,000 common shares of Vianet Technologies Inc. at $3.00 per share. Vianet common shares trade under the symbol "VNTK" on the OTCBB. The Company also received 120,000 warrants to purchase common shares of Vianet Technologies at $4.50 at any time over the next three years. The Company made the investment based on the compression technology held by the investee that would be used in the video distribution business strategy. During the current quarter the market value of Vianet common shares declined from $0.27 per share to $0.10 per share. Accordingly, the value of this investment has been reduced to $8,000 at May 31, 2001.

      During the quarter, the Company advanced $25,000 to PTT against future revenues to be earned by PTT under the Exclusive Worldwide Distribution Agreement.

      Liabilities of the Company decreased from $2,581,333 at February 28, 2001 to $2,339,271 as at May 31, 2001. Current liabilities were $1,430,271 at the end of the period and $1,389,833 at the beginning. Long term liabilities decreased from $1,191,500 on February 28, 2001 to $909,000 on May 31, 2001.

      Accounts payable increased from $630,637 (including $102,061 due to related parties) at February 28, 2001 to $789,530 (including $249,682 due to related parties) as at May 31, 2001. The increase in accounts payable is primarily due to an increase in amounts due to related parties.

      Accrued expenses decreased from $654,169 at February 28, 2001 to $620,741 at May 31, 2001. The decrease is primarily attributable to the decrease in accrued professional fees as well as a decrease in accrued interest as a result of the conversion of debentures during the quarter.

      Notes payable decreased from $104,630 at February 28, 2001 to $20,000. A
Note in the amount of $84,630 (Cdn$130,000) was repaid during the quarter.

      Convertible debentures of the Company decreased from $1,191,500 at February 28, 2001 to $909,000 at May 31, 2001 as a result of debenture holders converting $282,500 in debentures to 618,871 in shares of the Company's common stock.

      The shareholders' deficit decreased from $2,456,114 as at February 28, 2001 to $2,232,313 at May 31, 2001. The decrease is the result of debenture conversion to common stock and new common stock subscribed for exceeding the loss for the period.

      Common stock and additional paid in capital increased from $18,760,231 as at February 28, 2001 to $19,154,667 at May 31, 2001. The increase is primarily a result of debenture holders converting debentures having a face value of $282,500 plus accrued interest of $26,936 being converted into 618,871 common shares and 250,000 common shares values at $67,500 issued to a third party for public relations and investor relations services.

      The Company also received $221,500 under a common stock four month installment private placement plan. During the three month period ended May 31, 2001, the Company authorized a private placement of 20,000,000 common shares at $0.05 per share paid in four consecutive monthly installments at the beginning of the month beginning in May 2001.

      The Company's accumulated deficit increased from $22,216,345 at the beginning of the current quarter to $22,594,880 at the end of the quarter, as a result of the Company's loss of $361,035 during the quarter and accrued preferred share dividends of $17,500.

      At May 31, 2001 the Company also recorded an accumulated other comprehensive loss of $13,600 due to an unrealized holding loss on marketable securities.


      Liquidity and Capital Resources
      -------------------------------


      Since inception, the Company has supported operations through the issuance of common stock and convertible debt and other securities. During fiscal 2001, the Company ceased pursuing the video distribution and wagering commission business strategy and has since taken steps to implement a new business strategy involved in deploying leading edge kiosk technology combined with ATMs. Management hopes that the new business will be successful and will provide higher levels of operating cash flow.

      The Company expects to receive funds in the 2nd quarter totaling $778,500 as a result of the balance of the installments due relating to the $1,000,000 private placement discussed earlier. The Company's ability to continue to fund losses arising from costs and expenses exceeding revenue is connected to its ability to raise additional financing prior to achieving a break even level of operating results. The Company continues to raise funds primarily by issuing common stock and convertible debt.

      As of May 31, 2001, the Company had cash reserves of $17,461, an investment in marketable securities of $8,000 and a working capital deficit of $1,374,085. For the three month period ended May 31, 2001, cash used by operating activities amounted to $94,012, primarily as a result of operating losses for the period. Cash used by investing activities during the three month period ended May 31, 2001 amounted to $25,000 and consisted of a $25,000 advance to Post Time Technologies. Cash provided by financing activities during the three month period ended May 31, 2001 amounted to $136,870 and resulted primarily from $221,500 received under the Company's installment private placement plan.

      The Company has taken steps to reduce monthly operating costs to lessen the burden on raising further funds. In August 2000, the Company ceased pursuing the video distribution and wagering commission business strategy and has since opted to pursue a business plan containing less risk in achieving a breakeven level of operations.


      Forward Looking Comments
      ------------------------

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

                           PART II. Other Information
                           --------------------------

Item 1.  Litigation.
-------  -----------

      The Company believes that it is not presently a party to any pending litigation or any proceeding contemplated by a government authority the outcome of which could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

Item 2.  Change in Securities and Use of Proceeds.
-------  -----------------------------------------

      During the three month period ended May 31, 2001, $282,500 of convertible debentures and accrued interest of $26,936 were converted into 618,871 shares of the Company's common stock.


Item 3.  Defaults Upon Senior Securities.
-------  --------------------------------

      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

      Not applicable.

Item 5.  Other Information.
-------  ------------------

      Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.
-------  ---------------------------------

      (a)   Exhibits.
            ---------

Exhibit    Document
-------    --------


1         Underwriting Agreement
          ----------------------

1.1       Placement Agent Agreement, between Registrant and Pellinore Securities
          Corporation ("Pellinore"), dated April 17, 1998 (incorporated by reference to Exhibit 1 of the Registrant's Form 8-K dated May 7,
          1998).

2         Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
          ---------------------------------------------------------------------------

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

3         Articles of Incorporation and Bylaws
          ------------------------------------

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

3.04      Bylaws of the Company (incorporated by reference to Exhibit 3.2 to report on Form 8-K dated July 14, 1993).

4         Instruments Establishing Rights of Security Holders
         ---------------------------------------------------

4.01      Specimen Stock Certificate of the Company (incorporated by reference to
          Exhibit 4.1 to report on Form 8-K dated July 14, 1993).

4.02 Form of Warrant issued by Registrant to various investors, dated as of April 17, 1998 (incorporated by reference to Exhibit 4.1 to report on Form 8-K, dated May 7, 1998).

4.03 Form of October, 1999 Debenture issued by Registrant to various investors (incorporated by reference to Exhibit 4.03 to report on Form
          10-KSB, dated June 13, 2001).

10        Material Contracts
          ------------------

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

16        Letter on Change in Certifying Accountants
          ------------------------------------------

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


     (b) Reports on Form 8-K
         -------------------


          None


   (Remainder of page left intentionally blank)

                                   SIGNATURES

In accordance with the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



DATE:   JULY 13, 2001         BY:         /s/ John G. Simmonds
                                          ----------------------------
                                          John G. Simmonds
                                          President / CEO / Director
                                          (principal executive officer)


DATE:   JULY 13, 2001         BY:         /s/ Gary N. Hokkanen
                                          ----------------------------
                                          Gary N. Hokkanen
                                          Chief Financial Officer,
                                          (principal financial officer)