Form 10QSB
period 2001-08-31
TRACKPOWER INC
filed 2001-10-15
CIK 819927

As filed with the Securities and Exchange Commission on October 15, 2001

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                For the Quarterly Period Ended August 31, 2001

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

              YES   X                          NO
                   ----                            ----

The number of shares outstanding of each of the Registrant's class of common equity, as of October 1, 2001 are as follows:


          Class of Securities                    Shares Outstanding
          -------------------                    ------------------
    Common Stock, $.0001 par value                   55,348,156


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




   PART II.   Other Information

   Item 1.    Litigation.................................................. 16

   Item 2.    Change in Securities and Use of Proceeds.................... 16

   Item 3.    Defaults Upon Senior Securities............................. 16

   Item 4.    Submission of Matters to a Vote of Security Holders......... 16

   Item 5.    Other Information........................................... 16

   Item 6.    Exhibits and Reports on Form 8-K............................ 17
                        A)  Exhibit Schedule
                        B)  Reports Filed on Form 8-K

   Signatures............................................................. 19

                          PART I. Financial Information

Item 1.  Financial Statements.


                                TrackPower, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                   (UNAUDITED)
                                 August 31, 2001

ASSETS
Current assets:
  Cash                                                                                 $23,277
  Accounts receivable - other (including $7,163 due from related parties)                7,288
  Marketable securities                                                                 11,200
  Deposits, net                                                                         25,000
  Other current assets                                                                   2,265
----------------------------------------------------------------------------------------------

Total current assets                                                                    69,030
----------------------------------------------------------------------------------------------

Property and equipment                                                                 195,519
  Less:    Accumulated depreciation                                                   (142,759)
----------------------------------------------------------------------------------------------

     Net property and equipment                                                         52,760
----------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                          $121,790
==============================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable (including $129,728 due to related parties)                        $629,758
  Accrued transponder fees                                                             400,000
  Accrued professional fees                                                             15,000
  Accrued interest                                                                      96,494
  Accrued directors' Fees                                                               77,200
  Note payable                                                                          17,500
----------------------------------------------------------------------------------------------
     Total current liabilities                                                       1,235,952
----------------------------------------------------------------------------------------------

Long term debt:
8% senior subordinated convertible debentures due October 31, 2004                     809,000
----------------------------------------------------------------------------------------------
     Total liabilities                                                               2,044,952
----------------------------------------------------------------------------------------------

Shareholders' equity (deficit):
  Convertible preferred stock, no par value, unlimited shares
  authorized, 1,000,000 shares issued (liquidation value $1,000,000)                 1,000,000
  Common stock, $.0001 par value; unlimited shares authorized,
  48,409,269 shares, issued and outstanding                                              4,841
  Additional paid in capital                                                        19,189,324
  Common stock subscribed                                                              894,504
  Accumulated deficit (including $750,088 during the development stage)            (23,001,431)
  Accumulated other comprehensive loss                                                 (10,400)
----------------------------------------------------------------------------------------------
     Total shareholders' equity (deficit)                                           (1,923,162)
----------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                  $121,790
----------------------------------------------------------------------------------------------


                 See accompanying notes to financial statements.

                                TrackPower, Inc.
                          (A Development Stage Company)
               Statements of Operations and Comprehensive Loss
                                   (UNAUDITED)


                                                                   Three Months Ended                   Six Months Ended
                                                                       August 31,                          August 31,
                                                            ------------------------------      ---------------------------------
                                                                2001                 2000             2001               2000
 Revenue
   Royalties from distribution rights                       $         --      $      2,674       $        --         $     4,301
   Wagering commissions                                               --            37,185                --              83,622
   ATM revenue                                                       125                --                --                  --
   Other revenue                                                       2            26,659               396              26,797
------------------------------------------------------------------------------------------------------------------------------------
   Total revenue                                                     127            66,518               396             114,720

Operating expenses:
   Wages and consulting fees                                     141,677           186,536           224,927             363,658
   Management fees - related parties                             111,200            75,000           286,200             150,000
   Transponder fees                                                   --           400,000                --           1,000,000
   Advertising and marketing                                      12,500             3,008            12,500              26,896
   Professional fees                                              49,292           164,159            74,836             367,076
   General and administrative                                     55,309           130,309           108,142             287,303
------------------------------------------------------------------------------------------------------------------------------------
   Total operating expenses                                      369,978           959,012           706,605           2,194,933

Loss from operations                                            (369,851)         (892,494)         (706,209)         (2,080,213)

Other expenses:
   Interest                                                       15,836            96,578            37,434             197,830
   Non-cash financing expense                                         --                --                --              49,750
   Depreciation and amortization                                   3,366            13,451             6,445              26,568
   Write-off of non-refundable acquisition deposit                    --           125,000                --             125,000
------------------------------------------------------------------------------------------------------------------------------------
   Total other expenses                                           19,202           235,029            43,879             399,148

Net loss                                                        (389,053)       (1,127,523)         (750,088)         (2,479,361)
   Preferred dividends                                           (17,500)          (17,500)          (35,000)            (35,832)
------------------------------------------------------------------------------------------------------------------------------------
Net loss applicable to common shareholders                  $   (406,553)     $ (1,145,023)      $  (785,088)        $(2,515,193)
------------------------------------------------------------------------------------------------------------------------------------

Basic and diluted loss per share of common stock            $      (0.01)     $      (0.03)      $     (0.02)       $      (0.07)
------------------------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares outstanding         48,375,9363         6,317,233        48,136,863          35,599,139
------------------------------------------------------------------------------------------------------------------------------------

                                                                   Comprehensive Loss

Net loss                                                    $   (389,053)     $ (1,127,523)     $   (750,088)       $ (2,479,361)
Other comprehensive loss:
Unrealized holding gain/(loss) on marketing securities             3,200          (115,040)          (10,400)           (115,040)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                          $   (385,853)     $ (1,242,563)     $   (760,488)       $ (2,594,401)
------------------------------------------------------------------------------------------------------------------------------------


                 See accompanying notes to financial statements.

                                TrackPower, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (UNAUDITED)

                                                                       Six Months Ended
                                                                          August 31,

                                                                     2001           2000
------------------------------------------------------------------------------------------
  Net cash from operations
        Net loss                                               $ (750,088)   $(2,479,361)
        Adjustments to reconcile net loss
        to net cash used in operating activities:
        Depreciation and amortization                               6,445         26,568
        Issuance of common stock for consulting fee                67,500              -
        Non-cash financing expense incurred in connection
          with issuance of convertible debentures                       -         49,750
        Write-off of acquisition deposit                                         125,000

     Changes in:
        Accounts receivable                                        21,480         51,293
        Prepaid transponder fees                                        -        200,000
        Other current assets                                       18,735         (2,646)
        Accounts payable and accrued expenses                     181,803        644,298
        Accrued interest                                           30,680        184,827
------------------------------------------------------------------------------------------
  Net cash used in operating activities                          (423,445)    (1,200,271)
------------------------------------------------------------------------------------------
  Cash flows from investing activities:
      Marketable securities purchased                                   -       (240,000)
      Deposits                                                    (25,000)       (57,072)
      Deposit on acquisition                                            -       (125,000)
      Purchase of property and equipment                           (5,354)       (16,690)
------------------------------------------------------------------------------------------
  Net cash used in investing activities                           (30,354)      (438,762)
------------------------------------------------------------------------------------------
  Cash flows from financing activities:
      Proceeds from options exercised                                   -        846,633
      Proceeds from common stock subscribed                       564,603
      Proceeds from warrants exercised                                  -        157,478
      (Repayment) of notes payable                                (87,130)       (10,370)
      Proceeds on issuance of convertible debentures                    -        429,000
------------------------------------------------------------------------------------------
  Net cash provided by financing activities                       477,473      1,422,741
------------------------------------------------------------------------------------------
  Increase (decrease) in cash                                      23,674       (216,292)
------------------------------------------------------------------------------------------
  Cash,  beginning of period                                         (397)       251,488
------------------------------------------------------------------------------------------
  Cash,  end of period                                            $23,277        $35,196
------------------------------------------------------------------------------------------

Noncash activities:
During the six month period ended August 31, 2001, the Company recorded the following non cash activities:

- issued 618,871 shares of its common stock upon conversion of convertible debentures with a principal balance of $282,500 and accrued interest of $26,936.

- Issued 391,556 common shares after the quarter end upon conversion of convertible debentures with a principal balance of $100,000 and accrued interest of $9,578. The total principal and interest of $109,578 is currently reflected on the August 31, 2001 balance sheet as common shares subscribed.

- recorded share subscriptions of $142,164 which consisted of the conversion of liabilities to Directors of $132,605 and conversion of accrued debenture interest to a Director of $9,559.

- issued 200,000 shares as a partial settlement of accounts payable in the amount of $22,000.

-    reclassed $78,159 of related party debt to common shares subscribed.


                 See accompanying notes to financial statements.

                                TrackPower, Inc.

                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2001


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


      Recent Developments

      On May 15, 2001, the Company announced it had entered into an Exclusive Worldwide Distribution Agreement with Post Time Technologies, Inc, (PTT) effective June 1, 2001, under which the Company would become the exclusive re-seller of PTT's RaceVision Kiosk product when combined with an ATM solution in racetracks and gaming related facilities. RaceVision is a horseracing video replay and archiving service available to customers via a kiosk located within a racetrack or gaming facility.

      Under the terms of the Agreement PTT will receive 100,000 shares of the Company's common stock for each ATM and kiosk installation, Hardave Gill (a principal of PTT) will become President and a Director of the Company, Vicky Stickwood-Hislop (also a principal of PTT) will become a Director of the Company, PTT and the Company will enter into a management services contract under which the Company will pay PTT $30,000 per month, PTT will receive warrants to purchase 2,000,000 common shares of the Company's common stock at $0.10 per share and Gill and Stickwood-Hislop will collectively receive a total of 1,500,000 options to purchase the Company's common stock at $0.10 per share. As part of this transaction, Stephen L. Cussons resigned as President and CEO of the Company, John G. Simmonds was appointed CEO and Lawrence Aziz and Charles Cernansky resigned as directors.

      On June 12, 2001, the Company entered into an exclusive three year Automated Teller Machine (ATM) Services Agreement with 4CASH ATM Services, a division of Pivotal Self-

                                TrackPower, Inc.

                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2001


Service Technologies Inc. (formerly Wireless Ventures Inc.), a related entity. Under the terms of the Agreement, TrackPower granted to 4CASH the exclusive right to act as their ATM partner to install, maintain and operate ATMs in locations that TrackPower contracts with at any Racetrack or Gaming related facility. 4CASH will supply, install and commission the ATM's to process transactions and other services at its expense, with surcharge and revenue sharing structure as set out in the agreement. 4CASH granted to TrackPower the exclusive right to act as their sales and marketing representative to any Racetrack or Gaming related facility.

      On August 3, 2001, the Company announced that it had installed its first ATM under the 4CASH Agreement at Elmira Raceway in Ontario. The installation contract is for a three year period.

      On August 31, 2001, the Company announced that it had signed a letter of intent with PTT to create a joint venture, which would provide Internet streaming video services for the North American horse racing industry. Under the contemplated agreement, if consummated, PTT would license its proprietary TrackVision Internet streaming video distribution system to the joint venture. The joint venture then plans to launch a content driven, subscription based Internet website that would provide live streaming video, on-demand replays and other racing related content for racetracks in North America.

      The Company in co-operation with Standardbred Canada provided live streaming video of the Canadian Classic Yearling Sale on September 14, 15 and 16th. On October 4, 2001, the Company announced that broadcast was a success with over 2,000 viewers watching the sale live on the Web.

      The Company and PTT as its technology partner announced on October 3, 2001, that approximately 6,800 accesses were made to their webcast of the USTA's "Little Brown Jug" finals held on September 19th and 20th. In addition over 6,800 replays of races were also streamed from PTT's TrackVision system over the two-day period.


      Basis of Presentation

      The accompanying unaudited financial statements of TrackPower, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310 (b) of Regulation S-B. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended August 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended February 28, 2001.


      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported

                                TrackPower, Inc.

                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2001


amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


      Marketable Securities

      The Company's marketable securities consist of restricted common stock of a publicly traded company. The securities are considered "available for sale" and therefore have been recorded at market value with unrealized gains(losses) included as a separate component of stockholders' equity(deficit). Any unrealized losses which are considered "other than temporary" are classified as realized losses through operations. During the three month period ended August 31, 2001 the market value as quoted on the OTCBB increased from $0.10 per share to $0.14 per share and accordingly the Company recorded a $3,200 unrealized holding gain on marketable securities.


      Deposit

      During the quarter ended May 31, 2001, the Company advanced $25,000 to PTT to be applied against future revenues under the June 1, 2001 Exclusive Worldwide Distribution Agreement. The advance will be drawn down based on the payment terms to PTT of the future revenues as defined in the Agreement.


      Convertible Debentures

      During the quarter ended August 31, 2001, debenture holders converted debentures having a face value of $100,000 plus accrued and unpaid interest of $9,578 into shares of the Company's common stock which are currently reflected as common stock subscribed. In connection with these conversions, warrants will be issued to purchase shares of common stock at $0.75.

      During the six month period ended August 31, 2001, debenture holders converted debentures having a face value of $382,500 plus accrued and unpaid interest of $36,514 into 618,871 issued shares and 391,556 shares to be issued of the Company's common stock. In connection with these conversions, warrants to purchase 618,871 shares of common stock at $0.75 were issued while 391,556 warrants at $0.75 are to be issued.

      At August 31, 2001, $809,000 in convertible debentures was outstanding for which interest due on October 31, 2000 remains unpaid. Non payment of interest could constitute an event of default if notice were served. As of October 11, 2001, the Company has not received any notices of default.


      Common Stock Subscribed

      During the first quarter of fiscal 2002, the Company authorized a private placement of 20,000,000 common shares at $0.05 per share payable in four monthly installments beginning in May 2001. As of August 31, 2001, the Company had received $706,767 under this private placement plan including $142,164 in the form of the reduction of liabilities to Directors'. As at

                                TrackPower, Inc.

                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2001


August 31, 2001, common stock subscribed also includes $109,578 in debenture conversions relating to shares issued after the quarter end and $78,159 in shares to be issued as a partial settlement of a liability to a related party.

      Subsequent to August 31, 2001, the Company issued 6,938,887 of its common shares.


      Net Loss per Share

      Basic loss per common share is based on the weighted average number of shares outstanding during each period presented. Convertible securities, options to purchase stock and warrants are included as common stock equivalents only when dilutive. Potential common stock equivalents totaling approximately 2.6 million shares at August 31, 2001 have been excluded as the effects of such shares would have been anti-dilutive.


Item 2.  Management's Discussion and Analysis or Plan of Operation.

      Overview

      During fiscal 2001, the Company made the decision to no longer pursue the TrackPower video distribution and wagering commission business strategy, primarily due to competitive reasons. During fiscal 2002, the Company entered into an agreement with PTT whereby PTT would provide the Racevision Kiosk product to the Company when installed in conjunction with an ATM at horse racing tracks and gaming related facilities. Also during fiscal 2002, the Company entered into an agreement with 4CASH ATM Services a division of Pivotal Self-Service Technologies Inc. (formerly Wireless Ventures Inc., a related entity) whereby 4CASH would become the Company's ATM service provider. These agreements have effectively positioned the Company for a new business strategy that initially will provide archived horseraces and cash to Racetracks with other incremental revenue streams to accrue as they are developed in the future.


      Results of Operations

      For the three month period ended August 31, 2001

      Revenues for the three month period ended August 31, 2001 were $127 compared to $66,518 during the comparative period in the prior year.

      Other income during the quarter was $127 compared to $26,659 in the comparative period in the prior year. Other income in the current quarter is comprised of ATM revenue earned under the revenue sharing agreement with 4CASH on the first ATM installation. The prior year revenue consists primarily of the sale of redundant set top box and dish equipment previously written off by the Company.

      During the three month period ended August 31, 2000, the Company earned wagering commissions of $37,185 under an agreement with Penn National Gaming Inc. As detailed in the Overview section, the Company is no longer pursuing the previous business plan and therefore will not earn wagering commissions subsequent to August 2000.

      Also, during the three month period ended August 31, 2000, the Company recorded revenue of $2,674 relating to royalties under a sub-license agreement on Midland brand two-way

                                TrackPower, Inc.

                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2001


radio sales in certain territories of Canada. During the quarter ended May 31, 2001 the sub-licensee informed the Company of their decision not to exercise an option to acquire the rights outright. Therefore the Company did not earn royalties during the current quarter.


      Operating expenses totaled $369,978 during the three-month period ended August 31, 2001, substantially lower than the $959,012 during the comparative period in the prior year.

      Management fees charged by related parties were $111,200 during the three month period ended August 31, 2001 compared to $75,000 during the comparative period in the prior year. The current quarters expense is comprised of $21,200 charged by IRMG Inc. (IRMG) and $90,000 charged by PTT. PTT earns a management fee of $30,000 per month beginning June 2001 and the IRMG management services contract is currently being renegotiated. The prior quarter expense was comprised of $75,000 charged by Simmonds Capital Limited ($25,000 per month).

      Wages and consulting costs were $141,677 during the three month period ended August 31, 2001 compared to $186,536 during the comparative period in the prior year. The wages and consulting costs consisted primarily of $86,666 in executive salaries as well as $42,850 in consulting fees. The wages and consulting costs in the prior period primarily represented the employment costs related to the video distribution and wagering commission business strategy.

      General and administrative expenses were $55,309 during the three month period ended August 31, 2001 down significantly from $130,309 during the comparative period in the prior year. The reduction is the result of the Company no longer pursuing the video distribution and wagering commission business strategy.

      Professional fees were $49,292 during the current quarter, a significant decrease from $164,159 during the comparative period in the prior year. The decrease is primarily attributable to a reduced level of activity.

      There was no transponder fees expense in the current quarter compared to $400,000 in the prior quarter. The decrease is due to the change in the nature of the business of the Company as discussed earlier.

      Advertising and Marketing expense was $12,500 during the three month period ended August 31, 2001 compared to $3,008 during the comparative period in the prior year. The current quarters expense was comprised of costs incurred for investor relations activity. The expense in the prior period primarily represented the costs related to the video distribution and wagering commission business strategy.

      The loss from operations has been reduced, due to the change in business strategy, from $892,494 during the three month period ended August 31, 2000 to $369,851 during the three month period ended August 31, 2001.

      Other expenses totaled $19,202 during the three month period ended August 31, 2001 down from $235,029 during the comparative period in the prior year. Interest expense has been reduced from $96,578 a year ago to $15,836 during the current quarter as a result of the

                                TrackPower, Inc.

                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2001


conversion  of  a  significant  portion  of  the  Company's  senior  convertible debentures to common stock. Depreciation and amortization expense has been reduced from $13,451 a year ago to $3,366 during the current quarter as a result of the Company's decision to write off all intangible assets at February 28, 2001. Other expenses during the three month period ended August 31, 2000 included the write-off of a non-refundable acquisition deposit of $125,000.

      The net loss for the three month period ended August 31, 2001 was $389,053 ($0.01 per share) compared to a loss of $1,127,523 ($0.03 per share) during the comparative period in the prior year. The decrease is a result of the change in the nature of the business.

      For the six month period ended August 31, 2001

      Revenues for the six month period ended August 31, 2001 were $396 compared to $114,720 during the comparative period in the prior year. The revenues are primarily comprised of $127 of ATM revenue earned under the revenue sharing agreement with 4CASH on the first ATM installation as well as $269 in commissions earned from a horse racing information services provider for purchases made by TrackPower subscribers.

      During the six month period ended August 31, 2000, the Company earned wagering commissions of $83,622 under an agreement with Penn National Gaming Inc. As detailed in the Overview section, the Company is no longer pursuing the previous business plan and therefore will not earn wagering commissions subsequent to August 2000.

      The Company also received $4,301 during the six month period ended August 31, 2000, for royalties under a sub-license agreement on Midland brand two-way radio sales in certain territories of Canada. At the beginning of the year, the sub-licensee informed the Company of their decision not to exercise an option to acquire the rights outright. Therefore the Company will not earn royalties during fiscal 2002.

      Operating expenses totaled $706,605 during the six month period ended August 31, 2001, a substantial decrease from $2,194,933 during the comparative period in the prior year.

      Management fees charged by related parties were $286,200 during the six month period ended August 31, 2001 compared to $150,000 during the comparative period in the prior year. Management fees expense is comprised of $196,200 by IRMG Inc. and $90,000 by PTT. Management fees expense in the prior year consists solely of fees charged by Simmonds Capital Limited at $25,000 per month. TrackPower had contracted with IRMG effective January 2001 to manage the affairs of the Company for a contracted fee of $75,000 per month. The contract was cancelled in May 2001 upon the signing of the PTT agreement. PTT will earn a management fee of $30,000 per month beginning June 2001 and the IRMG management services contract is currently being renegotiated.

      Wages and consulting costs were $224,927 during the six month period ended August 31, 2001 compared to $363,658 during the comparative period in the prior year. The wages and consulting costs during the six month period ended August 31, 2001 consisted primarily of $86,666 in executive salaries as well as $126,100 in consulting fees. The wages and consulting costs in the prior period primarily represented the employment costs related to the video distribution and wagering commission business strategy.

                                TrackPower, Inc.

                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2001


      General and administrative expenses were $108,142 during the six month period ended August 31, 2001 down significantly from $287,303 during the comparative period in the prior year. The reduction is the result of the Company no longer pursuing the video distribution and wagering commission business strategy.

      Professional fees were $74,836 during the six month period ended August 31, 2001, a significant decrease from $367,076 during the comparative period in the prior year. The decrease is primarily attributable to a decline in activity.

      There was no transponder fees expense for the six month period ended August 31, 2001 compared to $1,000,000 in the comparative period in the prior year. The decrease is due the change in the business of the Company.

      Advertising and marketing expense was $12,500 during the six month period ended August 31, 2001 compared to $26,896 during the comparative period in the prior year. The current years expense was comprised of costs incurred for investor relations activity. The expense in the prior period primarily represented the costs related to the video distribution and wagering commission business strategy.

      The loss from operations has been reduced, due to the change in business strategy, to $706,209 during the six month period ended August 31, 2001 compared to $2,080,213 in the prior period.

      Other expenses decreased to $43,879 during the six month period ended August 31, 2001 compared to $399,148 during the comparative period in the prior year. Interest expense decreased from $197,830 in the prior year to $37,434 during the current year as a result of the conversion of a significant amount of the Company's senior convertible debentures to common stock. Depreciation and amortization expense decreased from $26,568 in the prior year to $6,445 during the current year due to the Company's decision to write off all intangible assets at February 28, 2001. Other expenses during the six month period ended August 31, 2000 included non-cash financing expenses of $49,750 representing the fair value of warrants issued to third parties as commissions for introducing investors. Also, the prior year included the write-off of a non-refundable acquisition deposit of $125,000.

      The net loss during the six month period ended August 31, 2001 was $750,088 ($0.01 per share) compared to $2,479,361 ($0.07 per share) during the comparative period in the prior year. The decrease is a result of the change in business strategy.


      Financial Condition

      During the three month period ended August 31, 2001, assets increased from $106,958 to $121,790. The increase was primarily attributable to an increase in current assets.

      Current assets increased from $56,186 to $69,030. The increase is attributable to an increase in cash from $17,461 to $23,277, accounts receivable other from $0 to $7,288 and marketable securities from $8,000 to $11,200 partially offset by a decrease in prepaid expenses from $5,725 to $2,265.

                                TrackPower, Inc.

                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2001


      During the three month period ended May 31, 2000, the Company made an investment in 80,000 common shares of Vianet Technologies Inc. at $3.00 per share. Vianet common shares trade under the symbol "VNTK" on the OTCBB. The Company also received 120,000 warrants to purchase common shares of Vianet
Technologies at $4.50 at any time over the next three years. The Company made the investment based on the compression technology held by the investee that would be used in the video distribution business strategy. During the current quarter the market value of Vianet common shares increased from $0.10 per share to $0.14 per share. Accordingly, the value of this investment has increased to $11,200 at August 31, 2001.

      Liabilities of the Company decreased from $2,339,271 at May 31, 2001 to $2,044,952 at August 31, 2001. Current liabilities decreased from $1,430,271 at May 31 2001 to $1,235,952 at August 31, 2001. Long term liabilities decreased from $909,000 at May 31, 2001 to $809,000 at August 31, 2001 due to the
conversion of debentures.

      Accounts payable decreased from $789,530 (including $249,682 due to related parties) at May 31, 2001 to $629,758 (including $129,728 due to related parties) as at August 31, 2001. The decrease is primarily due to a settling a portion of a related party liability in the form of common shares.

      Accrued expenses decreased from $620,741 at May 31, 2001 to $588,694 at August 31, 2001, a decrease of $32,047. The decrease is primarily attributable to a decrease in accrued directors' fees of $28,150 due to treating a portion of the liability as a payment toward the share subscription.

      Notes payable decreased from $20,000 at May 31, 2001 to $17,500 at August 31, 2001 due to payments during the quarter.

      Convertible debentures of the Company decreased from $909,000 at May 31, 2001 to $809,000 at August 31, 2001 as a result of debenture holders converting $100,000 in debentures plus accrued interest of $9,578 to shares of the Company's common stock. These debentures and accrued interest converted during the quarter is reflected on the August 31, 2001 balance sheet as common shares subscribed.

      The shareholders' deficit decreased from $2,232,313 at May 31, 2001 to $1,923,162 at August 31, 2001. The decrease is the result of debenture conversion to common stock, settling a portion of the liabilities in the form of common shares, and proceeds from new common shares subscribed for offset by the loss for the period.

      Common stock and additional paid in capital increased from $19,154,667 at May 31, 2001 to $19,194,165 at August 31, 2001. The increase is due to common stock accrued as payment of the dividend on the preferred share as well as 200,000 common shares valued at $22,000 issued to third parties as a partial settlement of a liability.

      The Company also received $706,767 under a common stock four month installment private placement plan. During fiscal 2002, the Company authorized a private placement of 20,000,000 common shares at $0.05 per share paid in four consecutive monthly installments at the beginning of the month beginning in May 2001.

                                TrackPower, Inc.

                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2001


      The Company's accumulated deficit increased from $22,594,880 at the beginning of the current quarter to $23,001,431 at the end of the quarter, as a result of the Company's loss of $389,053 during the quarter and accrued preferred share dividends of $17,500.

      At August 31, 2001 the Company also recorded an accumulated other comprehensive gains of $3,200 due to an unrealized holding gain on marketable securities.


      Liquidity and Capital Resources


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

      The Company expects to receive funds in the third quarter totaling approximately $115,000 as a result of the balance of the installments due relating to the $1,000,000 private placement discussed earlier. The Company's ability to continue to fund losses arising from costs and expenses exceeding revenue is connected to its ability to raise additional financing prior to achieving a break even level of operating results. The Company continues to raise funds primarily by issuing common stock and convertible debt.

      As of August 31, 2001, the Company had cash reserves of $23,277, an investment in marketable securities of $11,200 and a working capital deficit of $1,166,922. For the six month period ended August 31, 2001, cash used by operating activities amounted to $423,445, primarily as a result of operating losses for the period. Cash used by investing activities during the six month period ended August 31, 2001 amounted to $30,354 and consisted of a $25,000 advance to Post Time Technologies and purchase of property and equipment of $5,354. Cash provided by financing activities during the six month period ended August 31, 2001 amounted to $477,473 and resulted primarily from $564,603 received under the Company's installment private placement plan.

      The Company has taken steps to reduce monthly operating costs to lessen the burden on raising further funds. In August 2000, the Company ceased pursuing the video distribution and wagering commission business strategy and has since opted to pursue a new business plan .


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


Item 2.  Change in Securities and Use of Proceeds.

      During the three month period ended August 31, 2001, $100,000 of convertible debentures and accrued interest of $9,578 were converted into shares to be issued of the Company's common stock. The debentures and interest converted during the quarter is reflected on the August 31, 2001 balance sheet as common shares subscribed.



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

  10.05 Asset purchase agreement dated November 8, 1996 for the sale of certain licensing rights, distribution rights, and right to acquire up to $1,000,000 in certain inventory by and between Simmonds Capital Limited, SCL Distributors (Western) Ltd., Midland International Corporation, and American Digital Communications, Inc. (incorporated by reference to Exhibit 10.41)

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



     (b)    Reports on Form 8-K


            Resignation  of Certain  Directors  (incorporated  by  reference  to
            Exhibit  99.3 to  Registrant's  report on Form 8-K  dated  August 3,
            2001)



                  (Remainder of page left intentionally blank)

                                   SIGNATURES


In accordance with the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.




DATE:  OCTOBER 15, 2001               BY: /s/ John G. Simmonds
                                          -----------------------------------
                                          John G. Simmonds
                                          President / CEO / CFO / Director
                                          (principal executive officer)