Form 10QSB
period 2001-11-30
TRACKPOWER INC
filed 2002-01-14
CIK 819927

As filed with the Securities and Exchange Commission on January 14, 2002

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

                For the Quarterly Period Ended November 30, 2001

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

                 YES X                                  NO __
                     -

The number of shares outstanding of each of the Registrant's class of common equity, as of January 4, 2002 are as follows:

          Class of Securities                    Shares Outstanding
          -------------------                    ------------------
    Common Stock, $.0001 par value                   69,334,230

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

   Item 3.    Defaults Upon Senior Securities............................. 15

   Item 4.    Submission of Matters to a Vote of Security Holders......... 15

   Item 5.    Other Information........................................... 15

   Item 6.    Exhibits and Reports on Form 8-K............................ 16
                        A)  Exhibit Schedule
                        B)  Reports Filed on Form 8-K

   Signatures............................................................. 18

                          PART I. Financial Information

Item 1.  Financial Statements.

                                TrackPower, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                   (UNAUDITED)
                                November 30, 2001



ASSETS
Current assets:
  Cash                                                    $   209
  Accounts receivable - other                               5,000
  Marketable securities                                     7,200
  Other current assets                                      2,265
------------------------------------------------------------------

Total current assets                                        14674
------------------------------------------------------------------

Property and equipment                                    199,027
  Less:    Accumulated depreciation                      (146,376)
------------------------------------------------------------------
     Net property and equipment                            52,651

------------------------------------------------------------------
TOTAL ASSETS                                             $ 67,325
------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable (including $158,793 due to
  related parties)                                      $ 705,364
  Accrued transponder fees                                400,000
  Accrued professional fees                                19,850
  Accrued interest                                        112,854
  Accrued directors fees                                   90,550
  Accrued other                                            50,958
  Note payable                                             21,000
------------------------------------------------------------------
     Total current liabilities                          1,400,576
------------------------------------------------------------------

Long term debt:
8% senior subordinated convertible debentures due
October 31, 2004                                          809,000
------------------------------------------------------------------

     Total liabilities                                  2,209,576
------------------------------------------------------------------

Shareholders' equity (deficit):
  Convertible preferred stock, no par value,
  unlimited shares authorized, 1,000,000 shares
  issued (liquidation value $1,000,000)                 1,000,000
  Common stock, $.0001 par value; unlimited
  shares authorized, 65,699,338 shares, issued and
  outstanding                                               6,569
  Additional paid in capital                           20,186,839
  Common stock subscribed                                  25,000
  Accumulated deficit (including $1,077,415 during
  the development stage)                              (23,346,259)
  Accumulated other comprehensive loss                    (14,400)
------------------------------------------------------------------
     Total shareholders' equity (deficit)              (2,142,251)
------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
(DEFICIT)                                               $  67,325
------------------------------------------------------------------

                 See accompanying notes to financial statements.


                                TrackPower, Inc.
                          (A Development Stage Company)
                 Statements of Operations and Comprehensive Loss
                                   (UNAUDITED)

                                                              Three Months Ended             Nine Months Ended
                                                                 November 30,                  November 30,
                                                           2001             2000          2001           2000
                                                           ----             ----          ----           ----
Revenue
   Royalties from distribution rights                  $       --      $      3,482    $       --      $      7,783
   Wagering commissions                                        --              --              --            83,622
   Other revenue                                              1,073             299           1,469          27,096
-------------------------------------------------------------------------------------------------------------------
   Total revenue                                              1,073           3,781           1,469         118,501

Operating expenses:
   Wages and consulting fees                                104,661          63,332         329,588         426,990
   Management fees - related parties                         72,600          75,000         358,800         225,000
   Transponder fees                                            --              --              --         1,000,000
   Advertising and marketing                                 18,549           3,930          31,049          30,826
   Professional fees                                         10,499          33,298          85,335         400,374
   General and administrative                                54,837         108,605         162,979         395,908
-------------------------------------------------------------------------------------------------------------------
   Total operating expenses                                 261,146         284,165         967,751       2,479,098

Loss from operations                                       (260,073)       (280,384)       (966,282)     (2,360,597)

Other expenses:
   Interest                                                  16,397          83,927          53,831         281,757
   Non-cash financing expense                                17,240            --            17,240          49,750
   Realized loss on marketable securities                      --           100,000            --           100,000
   Depreciation and amortization                              3,617          14,533          10,062          41,101
   Write-off of deposits                                     30,000            --            30,000         125,000
-------------------------------------------------------------------------------------------------------------------
   Total other expenses                                      67,254         198,460         111,133         597,608

Net loss                                                   (327,327)       (478,844)     (1,077,415)     (2,958,205)
   Preferred dividends                                      (17,500)        (17,500)        (52,500)        (53,332)
-------------------------------------------------------------------------------------------------------------------
Net loss applicable to common shareholders             $   (344,827)   $   (496,344)   $ (1,129,915    $ (3,011,537)
-------------------------------------------------------------------------------------------------------------------
Basic and diluted  loss per share of common stock      $      (0.01)   $      (0.01)   $      (0.02)   $      (0.08)
-------------------------------------------------------------------------------------------------------------------
Weighted average number of common shares outstanding     52,727,432      37,228,926      49,667,052      36,142,042
-------------------------------------------------------------------------------------------------------------------

                                                      Comprehensive Loss

Net loss                                               $   (327,327)   $   (478,844)   $ (1,077,415    $ (2,958,205)
Other comprehensive loss:
Unrealized holding gain/(loss) on marketable
securities                                                   (4,000)          7,520         (14,400)       (107,520)
-------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                     $   (331,327)   $   (471,324)   $ (1,091,815    $ (3,065,725)
-------------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                                TrackPower, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (UNAUDITED)

                                                      Nine Months Ended
                                                        November 30,
                                                   2001               2000
                                                   ----               ----
--------------------------------------------------------------------------------
Net cash from operations
        Net loss                                $(1,077,415)     $(2,958,205)
        Adjustments to reconcile net loss
        to net cash used in operating
        activities:
        Depreciation and amortization                10,062           41,101
        Realized loss on marketable securities         --            100,000
        Issuance of common stock for
        consulting fee                               67,500             --
        Non-cash financing expense                   17,240           49,750
        Write-off of deposits                        30,000          125,000
  Changes in:
        Accounts receivable                          18,768           63,179
        Prepaid transponder fees                       --            200,000
        Due to related parties                         --             54,734
        Other current assets                         18,735            6,719
        Accounts payable and accrued expenses       393,606        1.031,112
--------------------------------------------------------------------------------
Net cash used in operating activities              (521,504)      (1,286,610)
--------------------------------------------------------------------------------
Cash flows from investing activities:
      Marketable securities purchased                  --           (240,000)
      Deposits                                      (25,000)         (79,534)
      Deposit on acquisition                           --           (125,000)
      Purchase of property and equipment             (8,861)         (34,227)
--------------------------------------------------------------------------------
Net cash used in investing activities               (33,861)        (478,761)
--------------------------------------------------------------------------------
Cash flows from financing activities:
      Proceeds from options exercised                  --            866,570
      Proceeds from common stock subscribed          25,000             --
      Proceeds from issuance of common stock        614,601             --
      Proceeds from warrants exercised                 --            192,542
      (Repayment) of notes payable                  (83,630)            --
      Proceeds on issuance of convertible
      debentures                                       --            464,000
--------------------------------------------------------------------------------
Net cash provided by financing activities           555,971       1,523,112
--------------------------------------------------------------------------------
Increase (decrease) in cash                             606        (242,259)
--------------------------------------------------------------------------------
Cash, beginning of period                              (397)        251,488
--------------------------------------------------------------------------------
Cash, end of period                             $       209     $     9,229
--------------------------------------------------------------------------------

Noncash activities:
During the nine month period ended November 30, 2001, the Company recorded the following non cash activities:

- issued 1,010,427 shares of its common stock upon conversion of convertible debentures with a principal balance of $382,500 and accrued interest of $36,514.
- issued 1,963,171 shares as a partial settlement of accounts payable in the amount of $120,159.
-    Issued 250,000 common shares in settlement of consulting fees totaling
     $67,500.
- Increased additional paid-in capital by $52,500 for dividend on preferred stock.
- Issued 2,843,280 shares in private placement in exchange for liabilities amounting to $142,164


                 See accompanying notes to financial statements.

                                TrackPower, Inc.

                          (A Development Stage Company)
                          Notes to Financial Statements
                                November 30, 2001


Summary of Significant Accounting Policies
------------------------------------------

      Nature of Business
      ------------------

      The Company was organized on June 30, 1993 under the laws of Wyoming. The Company had been providing live video services broadcast digitally from July 1999 through August 2000 through the Echostar Dish Network (Echostar) to Echostar's current subscribers. In August 2000, the Company ceased pursuing the TrackPower video broadcasting and wagering commission business strategy.

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

      During December 2001 TrackPower ceased pursuing the information kiosk and Automated Teller Machine (ATM) business with Post Time Technologies Inc. and is currently reviewing a new business strategy. Effective in fiscal 2002 the Company is considered to be in the development stage as defined by Financial Accounting Standards Board No. 7. The Company expects to be in a position to announce the new business direction during the month of January 2002.


      Recent Developments
      -------------------

      During November 2001, the Company's Board of Directors decided that the PTT Agreement, discussed above, was not in the best interests of the Company. Therefore on December 20, 2001 the Company and PTT mutually agreed to terminate the PTT Agreement. Under the terms of the settlement, both principals of PTT have resigned as directors and officers of Trackpower and both parties have provided a release to the other party. In addition PTT and the PTT principals have been paid all out of pocket expenses (totaling approximately $17,500), the Company has issued 2,000,000 shares of the Company's common stock to PTT, PTT has retained warrants to purchase 2,000,000 shares of the Company's common stock, the principals of PTT have retained options to purchase 1,500,000 shares of the Company's common stock, and PTT has received the harness.com URL.

      On June 12, 2001, the Company entered into an exclusive three year Automated Teller Machine (ATM) Services Agreement with 4CASH ATM Services, a division of Pivotal Self-Service Technologies Inc. (formerly Wireless Ventures Inc.), a related entity. Under the terms of the Agreement, TrackPower granted to 4CASH the exclusive right to act as their ATM partner to install, maintain and operate ATMs in locations that TrackPower contracts with at any Racetrack or Gaming related facility.

      On November 1, 2001, in connection with the discussions about the termination of the PTT Agreement the Company and 4CASH mutually agreed to cancel the ATM Services Agreement. Both parties agreed to indemnify each other from claims arising out of the Services Agreement.

      Subsequent to the end of the quarter, on December 20, 2001, the Company placed a Cdn$200,000 (US$127,567) deposit on the potential acquisition of a horseracing related business. The potential acquisition is for 100% of the common shares of an operating business. It is anticipated that the funding of the acquisition, if consummated, will be by way of a combination of third party debt and equity private placement. The deposit is refundable, except in the circumstances the Company is unable to proceed with the transaction. This potential transaction is subject to various terms and conditions, including due diligence review and the obtaining of certain approvals and consents.

      Recent Accounting Pronouncements
      --------------------------------

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 is effective for business combinations initiated after June 30, 2001. SFAS 141 requires that all business combinations completed after its adoption be accounted for under the purchase method of accounting and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Upon adoption of SFAS 142, goodwill and other intangible assets will no longer be amortized and will be tested for impairment at least annually at the reporting unit level. The adoption of these pronouncements will not affect current financial reporting but could affect the accounting for future reporting if acquisitions are consummated.

      Basis of Presentation
      ---------------------

      The accompanying unaudited financial statements of TrackPower, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310 (b) of Regulation S-B. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended November 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended February 28, 2001.

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

      Marketable Securities
      ---------------------

      The Company's marketable securities consist of restricted common stock of a publicly traded company. The securities are considered "available for sale" and therefore have been recorded at market value with unrealized gains(losses) included as a separate component of stockholders' equity(deficit). Any unrealized losses which are considered "other than temporary" are classified as realized losses through operations. During the three month period ended November 30, 2001 the market value as quoted on the OTCBB decreased from $0.14 per share to $0.09 per share and accordingly the Company recorded a $4,000 unrealized holding loss on marketable securities.

      Convertible Debentures
      ----------------------

      During the nine month period ended November 30, 2001, debenture holders converted debentures having a face value of $382,500 plus accrued and unpaid interest of $36,514 into 1,010,427 shares of the Company's common stock. In connection with these conversions, warrants to purchase 1,010,427 shares of common stock at $0.75 were issued.

      At November 30, 2001, $809,000 in convertible debentures was outstanding for which interest due on October 31, 2000 and 2001 remains unpaid. Non payment of interest could constitute an event of default if notice were served. As of January 4, 2002, the Company has not received any notices of default and accordingly has reflected these debentures as a long term liability.

      Non Cash Financing Expense
      --------------------------

      During the third quarter of fiscal 2002 the Company recorded a $17,240 non-cash financing expense representing the fair value of the additional common shares issued resulting from a beneficial conversion feature given on accrued interest payable on convertible debentures.

      Common Stock Subscribed
      -----------------------

      On November 30, 2001 the Company received $25,000 from an investor for which 500,000 common shares were issued subsequent to quarter end.

      Net Loss per Share
      ------------------

      Basic loss per common share is based on the weighted average number of shares outstanding during each period presented. Convertible securities, options to purchase stock and warrants are included as common stock equivalents only when dilutive. Potential common stock equivalents totaling approximately 1.6 million shares at November 30, 2001 have been excluded as the effects of such shares would have been anti-dilutive.

Item 2.  Management's Discussion and Analysis or Plan of Operation.
-------  ----------------------------------------------------------

      Overview
      --------

      During the third quarter of fiscal 2002, the Company made the decision to terminate the Exclusive Worldwide Distribution Agreement with Post Time Technologies, Inc. and to cease pursuing the business strategy of combining information kiosks and ATMs in racetracks and gaming related facilities. The Company also terminated the 4CASH ATM Services Agreement with 4CASH ATM Services Canada Inc., a wholly owned subsidiary of Pivotal Self-Service Technologies Inc. Both of these contracts were terminated with the mutual consent of the other party. The 4CASH agreement was terminated on November 1, 2001 and the PTT agreement was terminated on December 18, 2001. The reason for terminating the agreements was that the Board of Directors concluded the contracts were currently not to be in the best interests of the Company.

      Subsequent to the end of the quarter, on December 20, 2001, the Company placed a Cdn$200,000 (US$127,567) deposit on the potential acquisition of a horseracing related business. The potential acquisition is for 100% of the common shares of an operating business. It is anticipated that the funding of the acquisition, if consummated, will be by way of a combination of third party debt and equity private placement. The deposit is refundable, except in the circumstances the Company is unable to proceed with the transaction. This potential transaction is subject to various terms and conditions, including due diligence review and the obtaining of certain approvals and consents. The Board of Directors plan to provide further details of this potential acquisition during January 2002.

      Results of Operations
      ---------------------

      For the three month period ended November 30, 2001

      Revenues for the three month period ended November 30, 2001 were $1,073 compared to $3,781 during the comparative period in the prior year.

      Other income during the quarter was $1,073 compared to $299 in the comparative period in the prior year. Other income in the current quarter was comprised of miscellaneous sundry income of $1,199 offset by a reversal of $125 ATM revenue, resulting from the termination of the 4CASH agreement during the current quarter but earned during the three-month period ended August 31, 2001. The revenue earned during the three month period ended November 30, 2000 was all miscellaneous sundry income.

      Also, during the three month period ended November 30, 2000, the Company recorded revenue of $3,482 relating to royalties under a sub-license agreement on Midland brand two-way radio sales in certain territories of Canada. During the quarter ended May 31, 2001 the sub-licensee informed the Company of their decision not to exercise an option to acquire the rights outright. Therefore the Company did not earn royalties during the current quarter.

      Operating expenses totaled $261,146 during the three-month period ended November 30, 2001, slightly lower than the $284,165 during the comparative period in the prior year.

      Management fees charged by related parties were $72,600 during the three month period ended November 30, 2001 compared to $75,000 during the comparative period in the prior year. The current quarters expense was comprised of $12,600 charged by IRMG Inc. (IRMG) and

$60,000 earned by PTT prior to the termination of the agreement. IRMG management services contract is currently being renegotiated. The prior quarter expense was comprised of $75,000 charged by Simmonds Capital Limited ($25,000 per month).

      Wages and consulting costs were $104,661 during the three month period ended November 30, 2001 compared to $63,332 during the comparative period in the prior year. The wages and consulting costs consisted primarily of $83,261 in executive salaries as well as $21,400 in consulting fees. The wages and consulting costs in the prior period primarily represented the employment costs related to the video distribution and wagering commission business strategy.

      General and administrative expenses were $54,837 during the three month period ended November 30, 2001 down significantly from $108,605 during the comparative period in the prior year. The reduction is the result of the Company no longer pursuing the video distribution and wagering commission business strategy.

      Professional fees were $10,499 during the current quarter, a significant decrease from $33,298 during the comparative period in the prior year. The decrease is primarily attributable to lower legal fees incurred as a result of the Company not pursuing complicated international transactions.

      Advertising and marketing expenses were $18,549 during the three month period ended November 30, 2001 compared to $3,930 during the comparative period in the prior year. The current quarters expense was comprised of production costs incurred by the Company in video streaming of certain yearling sales and races and investor relations services provided to the Company. The prior years expense primarily represents the costs related to the Trackpower video distribution and wagering commission business strategy.

      The loss from operations was reduced from $280,384 during the three month period ended November 30, 2000 to $260,073 during the three month period ended November 30, 2001. The reduction was primarily the result of lower general & administrative expenses and lower professional fees partially offset by higher wages and consulting fees and higher advertising and marketing costs.

      Other expenses totaled $67,254 during the three month period ended November 30, 2001 down from $198,460 during the comparative period in the prior year. During the three month period ended November 30, 2001, as part of the settlement with PTT, the Company wrote off $30,000 of deposits advanced to PTT. Interest expense has been reduced from $83,927 a year ago to $16,397 during the current quarter as a result of the conversion of a significant portion of the Company's senior convertible debentures to common stock. Depreciation and amortization expense has been reduced from $14,533 a year ago to $3,617 during the current quarter as a result of the Company's decision to write off all intangible assets at February 28, 2001. The Company recorded non-cash financing expense of $17,240 during the three month period ended November 30, 2001 resulting from the conversion of accrued interest under a debenture into common stock at $0.05 per share instead of the $0.50 per share as stipulated under the original terms of the debenture. Other expenses during the three month period ended November 30, 2000 included a realized loss on marketable securities of $100,000 due to the decline in the market value of the Company's investment in Vianet Technologies Inc. judged to be other than temporary. No such impairment charge was recorded against this investment in the current quarter.

      The net loss for the three month period ended November 30, 2001 was $327,327 ($0.01 per share) compared to a loss of $478,844 ($0.01 per share) during the comparative period in the prior year. The decrease is a result of the change in the nature of the business.

      For the nine month period ended November 30, 2001

      Revenues for the nine month period ended November 30, 2001 were $1,469 compared to $118,501 during the comparative period in the prior year. The revenues during the nine month period ended November 30, 2001 were miscellaneous sundry income.

      During the nine month period ended November 30, 2000, the Company earned wagering commissions of $83,622 under an agreement with Penn National Gaming Inc. As previously discussed, the Company is no longer pursuing the previous business plan and therefore will not earn wagering commissions subsequent to August 2000.

      The Company also received $7,783 during the nine month period ended November 30, 2000, for royalties under a sub-license agreement on Midland brand two-way radio sales in certain territories of Canada. At the beginning of the year, the sub-licensee informed the Company of their decision not to exercise an option to acquire the rights outright. Therefore the Company will not earn royalties during fiscal 2002.

      Other revenue of $27,096 during the nine month period ended November 30, 2000 primarily consisted of a sale of redundant set top box and dish equipment previously written off by the Company.

      Operating expenses totaled $967,751 during the nine month period ended November 30, 2001, a substantial decrease from $2,479,098 during the comparative period in the prior year.

      Management fees charged by related parties were $358,800 during the nine month period ended November 30, 2001 compared to $225,000 during the comparative period in the prior year. Management fees expenses were comprised of $208,800 by IRMG Inc. and $150,000 earned by PTT prior to the termination of their agreement. Management fees expense in the prior year consists solely of fees charged by Simmonds Capital Limited at $25,000 per month. TrackPower had contracted with IRMG effective January 2001 to manage the affairs of the Company for a contracted fee of $75,000 per month. The contract was cancelled in May 2001 upon the signing of the PTT agreement. The IRMG management services contract is currently being renegotiated.

      Wages and consulting costs were $329,588 during the nine month period ended November 30, 2001 compared to $426,990 during the comparative period in the prior year. The wages and consulting costs during the nine month period ended November 30, 2001 consisted primarily of $182,088 in executive salaries as well as $147,500 in consulting fees. The wages and consulting costs in the prior period primarily represented the employment costs related to the video distribution and wagering commission business strategy.

      General and administrative expenses were $162,979 during the nine month period ended November 30, 2001 down significantly from $395,908 during the comparative period in the prior year. The reduction is the result of the Company no longer pursuing the video distribution and wagering commission business strategy.

      Professional fees were $85,335 during the nine month period ended November 30, 2001, a significant decrease from $400,374 during the comparative period in the prior year. The decrease is primarily attributable to lower legal fees incurred as a result of the Company not pursuing complicated international transactions.

      There were no transponder fee expenses during the nine month period ended November 30, 2001 compared to $1,000,000 in the comparative period in the prior year. The decrease is due the Company no longer broadcasting the video service after August 2000.

      Advertising and marketing expense was $31,049 during the nine month period ended November 30, 2001 compared to $30,826 during the comparative period in the prior year. The current year's expense was comprised of production costs incurred by the Company in video streaming of certain yearling sales and races and investor relations services provided to the Company. The expense in the prior period primarily represented the costs related to the video distribution and wagering commission business strategy.

      The loss from operations has been reduced, due to the change in business strategy, to $966,282 during the nine month period ended November 30, 2001 compared to $2,360,597 in the prior period.

      Other expenses decreased to $111,133 during the nine month period ended November 30, 2001 compared to $597,608 during the comparative period in the prior year. During the nine month period ended November 30, 2001, as part of the settlement with PTT, the Company wrote off $30,000 of deposits advanced to PTT. Interest expense decreased from $281,757 in the prior year to $53,831 during the current year as a result of the conversion of a significant amount of the Company's senior convertible debentures to common stock. Depreciation and amortization expense decreased from $41,101 in the prior year to $10,062 during the current year due to the Company's decision to write off all intangible assets at February 28, 2001. Non-cash financing expenses decreased from $49,750 during the nine month period ended November 30, 2000 to $17,240 during the current quarter. Other expenses during the nine month period ended November 30, 2000 included non-cash financing expenses of $49,750 representing the fair value of warrants issued to third parties as commissions for introducing investors. The current quarter's non-cash financing expense of $17,240 relates to the conversion of accrued interest under a debenture into common stock at $0.05 per share instead of the $0.50 per share as stipulated under the original terms of the debenture. Prior years other expenses included the write-off of a non-refundable acquisition deposit of $125,000 and a $100,000 realized loss on marketable securities due to the decline in the market value of the Company's investment in Vianet Technologies Inc. judged to be other than temporary.

      The net loss during the nine month period ended November 30, 2001 was $1,077,415 ($0.02 per share) compared to $2,958,205 ($0.08 per share) during the comparative period in the prior year. The decrease is a result of the change in business strategy.

      Financial Condition
      -------------------

      During the three month period ended November 30, 2001, assets decreased from

$121,790 to $67,325. The decrease was primarily attributable to a decrease in current assets.

      Current assets decreased from $69,030 to $14,674. The decrease is attributable to a decrease in cash from $23,277 to $209, the write-off of a $25,000 deposit advanced to PTT, a decrease in marketable securities from $11,200 to $7,200 and a decrease in accounts receivable from $7,288 to $5,000 ($5,000 of deposits advanced to PTT had previously been recorded in accounts receivable).

      During the three month period ended May 31, 2000, the Company made an investment in 80,000 common shares of Vianet Technologies Inc. at $3.00 per share. Vianet common shares trade under the symbol "VNTK" on the OTCBB. The Company also received 120,000 warrants to purchase common shares of Vianet Technologies at $4.50 at any time over the next three years. The Company made the investment based on the compression technology held by the investee that would be used in the video distribution business strategy. During the current quarter the market value of Vianet common shares decreased from $0.14 per share to $0.09 per share. Accordingly, the value of this investment has decreased from $11,200 at August 31, 2001 to $7,200 at November 30, 2001.

      Liabilities of the Company increased from $2,044,952 at August 31, 2001 to $2,209,576 at November 30, 2001. Current liabilities increased from $1,235,952 at August 31, 2001 to $1,400,576 at November 30, 2001. Long term liabilities remained unchanged at $809,000 during the three month period ended November 30, 2001.

      Accounts payable increased from $629,758 (including $129,728 due to related parties) at August 31, 2001 to $705,364 (including $158,793 due to related parties) as at November 30, 2001. The increase is primarily due to an increase in unpaid consulting costs and unpaid executive level wages, expenses and costs.

      Accrued expenses increased from $588,694 at August 31, 2001 to $674,212 at November 30, 2001, an increase of $85,518. The increase of approximately $85,000 is primarily attributable to an increase of approximately $51,000 in accrued expense other (which is comprised almost completely of accrued executive wages), an increase of approximately $16,000 in interest, an increase of approximately $13,000 in directors fees and an increase of approximately $5,000 in professional fees.

      Notes payable increased from $17,500 at August 31, 2001 to $21,000 at November 30, 2001 due to $3,500 reflected in accounts payable at August 31, 2001 instead of notes payable.

      The shareholders' deficit increased from $1,923,162 at August 31, 2001 to $2,142,251. The approximate $219,000 increase is primarily the result of common stock and additional paid in capital increasing by approximately $999,000 offset by a decrease in common stock subscribed of approximately $869,000, a loss for the period of approximately $327,000, and an increase in the accumulated other comprehensive loss of $4,000. The large decrease in common stock subscribed is primarily attributable to common shares subscribed during prior periods and actually issued during the current period. The November 30, 2001 balance of $25,000 in common stock subscribed relates to 500,000 shares to be issued to one investor subsequent to quarter end.

      During the three month period ended the Company issued 17,290,069 common shares as follows; 391,556 shares upon the conversion of debentures, 200,000 shares for services provided under a consulting agrement, 1,563,171 shares to IRMG for partial settlement for services provided and 15,135,342 under a private placement.

      Liquidity and Capital Resources
      -------------------------------

      Since inception, the Company has supported operations through the issuance of common stock and convertible debt and other securities. During the current quarter, the Company terminated the Exclusive Worldwide Distribution Agreement with Post Time Technologies, Inc. and ceased pursuing the business strategy of combining information kiosks and ATMs in racetracks and gaming related facilities. Management has placed a Cdn$200,000 (US$127,567) deposit on the potential acquisition of a horseracing related business. The potential acquisition is for 100% of the common shares of an operating business. It is anticipated that the funding of the acquisition, if consummated, will be by way of a combination of third party debt and equity private placement. The deposit is refundable, except in the circumstances the Company is unable to proceed with the transaction. Management hopes that the new business will be successful and will provide higher levels of operating cash flow.

      The Company expects to receive additional funds in the fourth quarter through equity private placements to continue to fund losses arising from costs and expenses exceeding revenue. The Company continues to raise funds primarily by issuing common stock and convertible debt.

      As of November 30, 2001, the Company had cash reserves of $209, an investment in marketable securities of $7,200 and a working capital deficit of $1,385,902. For the nine month period ended November 30, 2001, cash used by operating activities amounted to $521,504, primarily as a result of operating losses for the period. Cash used in investing activities during the nine month period ended November 30, 2001 amounted to $33,861 and consisted of a $25,000 advance to Post Time Technologies and purchase of property and equipment of $8,861. Cash provided by financing activities during the nine month period ended November 30, 2001 amounted to $555,971 and resulted primarily from $639,601 received under the Company's private placement plan.

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

Item 2.  Change in Securities and Use of Proceeds.
-------  -----------------------------------------

      The Company issued 391,556 common shares upon the conversion of $100,000 principal and $9,578 interest of a convertible debenture. The company issued 200,000 and 1,563,171 common shares as partial payment of two consulting agreements. The Company also issued 15,135,342 common shares under an installment private placement plan. Proceeds from the private placement were primarily utilized to fund losses.


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

10.10 Exclusive Automated Teller Machine Services Agreement, dated June 12, 2001 between the Registrant and 4CASH ATM Services (incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-K dated June 12,
          2001).

10.11 Distribution and Management Services Agreement, dated June 13, 2001 between the Registrant and Post Time Technologies Inc. (incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-K dated June 12, 2001).

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


          None.


   (Remainder of page left intentionally blank)

                                   SIGNATURES

In accordance with the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



DATE:  JANUARY 14, 2002            BY: /s/ John G. Simmonds
                                      ----------------------------------
                                      John G. Simmonds
                                      President / CEO / CFO / Director
                                      (principal executive officer)