Form 10KSB
period 2002-02-28
TRACKPOWER INC
filed 2002-06-13
CIK 819927

      As filed with the Securities and Exchange Commission on June 13, 2002

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ending February 28, 2002           Commission File No. 000-28506

                                TRACKPOWER, INC.
               (Exact name of registrant as specified in charter)

               Wyoming                                13-3411167
    (State or other jurisdiction)         (I.R.S. Employer Identification No.)

     67 Wall Street, Suite 2211                     (212) 804-5704
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

         For the fiscal year ended February 28, 2002, the Company's revenues were $17,101.

         Based on the closing high bid price on June 3, 2002, as reported by the National Association of Securities Dealer's Over The Counter electronic bulletin board, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $5,587,157.

         On February 28, 2002, the number of shares outstanding of the registrant's Common Stock was 140,718,456.

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

         ITEM 1. DESCRIPTION OF BUSINESS

         GENERAL

         TrackPower, Inc. (the "Company" or "TrackPower") was incorporated under the laws of the State of Wyoming on June 30, 1993. TrackPower's present business strategy and direction is to acquire racehorses and evaluate other horseracing industry related opportunities.

         TrackPower's principal offices are located in New York at 67 Wall Street, Suite 2211, New York, NY 10005, telephone number (212) 804-5704 and Canada at 13980 Jane Street, King City, Ontario L7B 1A3, Canada, telephone number (905) 833-3838.

         RECENT DEVELOPMENTS

         POTENTIAL ACQUISITION

         On March 1, 2002, TrackPower, Inc. announced that it had joined a group of private investors to acquire all of the shares of Armstrong Holdings (Brampton) Limited. Armstrong Holdings is involved in horse breeding, racing and providing equine services in the Standardbred horse industry. During fiscal 2002 Company made a deposit of $133,097 (Cdn$200,000) on the potential acquisition.

         Throughout March and April 2002, negotiations and due diligence continued on the acquisition. However, on April 11, 2002, discussions were terminated due to an impasse. The deposit made by the Company is held in escrow awaiting a resolution.

         The Company is currently evaluating certain breeding operations in North America with a view toward an acquisition.

         RACEHORSE ACQUISITION

         During the year ended February 28, 2002 the Company acquired its first racehorse and its present strategy is to continue to acquire racehorses, which management believes will provide a good return on investment. The Company also continues to evaluate opportunities in racetrack ownership and has identified an opportunity worth pursuing. The Company plans to provide further details during the summer months of 2002.

         DISTRIBUTION AND ATM AGREEMENT

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

         During the third quarter of fiscal 2002, the Company made the decision to terminate the Exclusive Worldwide Distribution Agreement with Post Time Technologies, Inc. and to cease pursuing the business strategy of combining information kiosks and ATMs in racetracks and gaming related facilities. The Company also terminated the services agreement with 4CASH ATM Services. Both of these contracts were terminated with the mutual consent of the other party. The 4CASH agreement was terminated on November 1, 2001 and the PTT agreement was terminated on December 18, 2001. The reason for terminating the agreements was that the Board of Directors concluded the contracts were currently not in the best interests of the Company.


         SIGNIFICANT DEVELOPMENTS IN THE COMPANY'S HISTORY

         The Company changed its name from American Digital Communications, Inc. to TrackPower Inc. on September 7, 1999. TrackPower is the successor to Mont Rouge Resources, Inc. ("Mont Rouge"), a New York corporation organized on March 19, 1987. Mont Rouge completed a small public offering in 1987 and in March 1988 acquired American Fidelity Holding Corporation, a Delaware corporation, in a stock-for-stock exchange. The acquisition was rescinded in 1989 and Mont Rouge became dormant until early 1993 when it was redomiciled to the State of Wyoming.

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

         In January 1998, the Company acquired certain development-stage assets of SCL, including the TrackPower trademark and other information and communications technology and contractual and intellectual property rights. As consideration therefore, the Company agreed to issue to SCL $1.0 million of preferred stock of the Company (convertible at any time into common stock of the Company at $1.00 per share) and warrants to purchase 500,000 shares of common stock of the Company for $2.00 per share exercisable any time before January 31, 2001. The Company also agreed, subject to certain terms, to pay SCL an earnout of up to $1.5 million. The Company also assumed certain accounts payable and certain lease obligations of SCL and agreed to pay SCL a monthly fee for the services of those employees who became officers of the Company. The TrackPower service, when fully implemented, was intended to distribute live horse racing video to subscribers' homes via satellite and such subscribers were to have the ability to place wagers interactively through their television. The Company was not going to accept or place any wagering transactions, but intended to deliver the wager to a state licensed account wagering entity.

         In June 1999, the Company entered into an agreement with Transponder Encryption Services Corporation ("TESC", a subsidiary of EchoStar Satellite Communications Inc.) to have the TrackPower service broadcast under the coverage of EchoStar's Dish Network. The TESC agreement was for a term of four years.

         In July 1999, the Company entered into an agreement with Penn National pursuant to which Penn National Gaming Inc. ("Penn National") would serve as the Company's exclusive wagering hub operator. Penn National was a licensed pari-mutuel racetrack operator which operated account wagering in compliance with Pennsylvania laws and also imported and exported simulcast signals with numerous harness and thoroughbred racetracks in North America. Under the terms of the agreement, Penn National agreed to pay the Company a wagering fee on all wagers processed from TrackPower subscribers. The Company issued warrants to purchase a total 5,000,000 shares of common stock at prices between $1.58 and $2.53 over the next five years, vesting at the rate of 1,000,000 warrants per year.

         In August 2000, the Company announced that the Company would no longer be broadcasting live horseracing on the DISH network and that the satellite distribution services agreement had been terminated. Due to competitive factors the service had become redundant to the other live horseracing services on DISH network and the existing satellite service did not provide the necessary features to support the unique system the Company required.

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

ITEM 3. LEGAL PROCEEDINGS

         During the year ended February 28, 2002 the Company was served with a Statement of Claim by the principals of Sportcalc.com, an entity the Company had considered acquiring. Management is of the opinion that the Claim will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of the security holders of the Company.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock trades in the over-the-counter market (symbol TPWR) on the OTC Electronic Bulletin Board operated by the National Association of Securities Dealers, Inc. The table below sets forth the high and low bid quotations for the common stock for the fiscal years ended February 28, 2002 and February 28, 2001.

                                FISCAL YEAR ENDED      FISCAL YEAR ENDED
                                    2/28/2002               2/28/01
                                HIGH          LOW          HIGH           LOW
FIRST QUARTER                   .19           .06          3.75           .65
SECOND QUARTER                  .16           .07          .906           .47
THIRD QUARTER                   .13           .03           .59           .23
FOURTH QUARTER                  .17           .02           .43          .135

        These quotations reflect only inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

        SHAREHOLDERS

        On June 1, 2002, the Company had approximately 400 shareholders of record. The Company believes it has approximately 3,000 shareholders including holders whose securities are held in street name or nominee accounts.


        DIVIDENDS

        The Company has never paid a cash dividend on its common stock and does not expect to pay one in the foreseeable future. Payment of dividends in the future will depend on the Company's earnings and its cash requirements at that time.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        OVERVIEW

         During the year ended February 28, 2001, the Company ceased pursuing the TrackPower video distribution and wagering commission business strategy, primarily due to competitive reasons. During the year ended February 28, 2002, the Company began executing a business plan that involved the deployment of a kiosk/ATM system that would provide integrated information services to racetracks, OTBs and other gaming facilities in North America. Ultimately the execution of the kiosk/ATM system business plan was also determined not to be in the best interests of the Company.

         During the current fiscal year the Company began acquiring racehorses and is actively evaluating additional horse racing related opportunities.

        RESULTS OF OPERATIONS

        FOR THE YEAR ENDED FEBRUARY 28, 2002

REVENUES

         Revenues for the year ended February 28, 2002 were $17,101 compared to $96,061 in the prior year. Revenues earned during the year ended February 28, 2002 consisted of racing purses from the Company's investment in a racehorse. Wagering commissions earned under video distribution and wagering commission business plan were $83,622 during the year ended February 28, 2001. The Company began earning wagering commissions in July 1999, and through a mutual decision to terminate the agreement, ceased earning commissions in August 2000. The Company earned royalties from the distribution of certain land mobile two way radios under a sublicense agreement in western Canada of $10,967 during the year ended February 28, 2001. During the quarter ended May 31, 2001 the sub-licensee informed the Company of their decision not to exercise an option to acquire the rights outright. Therefore the Company did not earn royalties during the year ended February 28, 2002. Other miscellaneous revenues were $1,472 during the year ended February 28, 2001.

COSTS AND EXPENSES

         Costs and expenses were $1,664,896 during the year ended February 28, 2002 down from $6,147,925 in the year ended February 28, 2001. The substantial reduction was primarily due to most of the costs and expenses incurred during the year ended February 28, 2001 were one-time adjustments or were eliminated in 2002 as a result of the change in business direction.

         Wages and consulting fees incurred during the year ended February 28, 2002 were $427,596 compared to $438,291 during the prior year. Wages totaled $253,492 during the year ended February 28, 2002 and primarily represented executive management costs. Consulting fees totaled $174,104 during the year ended February 28, 2002 and represented costs incurred in the area of management consulting, public and investor relations and strategic consulting advice. Wages during the prior year were $172,120 and consulting fees during the year ended February 28, 2001 were $266,171, and primarily represented the costs of operating the video distribution and wagering commission business.

         Management fees totaled $425,520 during the year ended February 28, 2002 compared to $400,000 in the comparative period in the prior year. Current year's management fees paid to IRMG Inc. for financial accounting and general management were $189,735 and current year's management fees paid to Post Time Technologies were $235,785 representing technological and sales management costs. Management fees incurred during the year ended February 28, 2001 consisted of fees of $25,000 per month during the period March 1999 to December 2000 and $75,000 per month for January and February 2001. The management fees were paid to Simmonds Capital Limited up to mid January 2001 and thereafter to IRMG Inc.

         During the year ended February 28, 2002 the Company recorded realized losses on marketable securities of $254,100 compared to $218,400 in the prior year. During the current fiscal year the Company made an investment of $239,700 in 3,840,000 common shares of Simmonds Capital Limited (SCL). The purpose of the investment was integral to the Armstrong acquisition. At the time of the acquisition the SCL shares were quoted on the Toronto Stock Exchange. Subsequent to the acquisition, and as a result of adverse business conditions within SCL, the quoted price of the SCL shares had substantially declined. Subsequent to the decline in value, the shares of SCL ceased being quoted on the Toronto Stock Exchange. As a result, due to the lack of liquidity of the SCL investment, management has recorded a realized loss of $239,700, representing the full value of the SCL investment. During the year ended February 28, 2001 the Company invested $240,000 in common shares of Vianet Technologies, Inc. (Vianet) which are listed on the Over-the-Counter Bulletin Board under the symbol VNTK. The market value of the Vianet shares has declined substantially. Management was of the opinion that this decline was other than temporary and therefore recorded a $218,400 realized loss on these securities during the year ended February 28, 2001 and a $14,400 realized loss during the year ended February 28, 2002.

         General and administrative expenses were $238,851 during the year ended February 28, 2002 and $455,917 during the year ended February 28, 2001, a reduction of approximately $222,000. General and administrative expenses consisted of: 1) directors fees of $52,800 in the current year up from $49,000 in the prior year, 2) $35,977 of travel, meals and entertainment in the current year down substantially from $167,752 in the prior year, 3) $30,178 of insurance in the current year and $40,773 in the prior year, 4) automotive costs of $27,252 in the current year compared to $16,301 in the prior year, 5) employment benefits recorded in general and administrative expenses of $23,998 in the current year up from $15,229 in the prior year, 6) corporate costs related to the public entity listing of $14,488 in the current year down from $20,630 in the prior year, 7) rent expense of $11,846 in the current year down from $13,465 in the prior year, 8) foreign exchange losses of $6,744 in the current year compared to a gain of $501 in the prior year, 9) communications costs of $5,227 in the current year down substantially from $24,353 in the prior year, 10) trainer and veterinarian fees incurred with respect to the racehorse, totaling $4,983 in the current year compared to zero in the prior year, and 11) other miscellaneous expense categories totaling $25,358 in the current year down siginficantly from $108,915 in the prior year.

         Professional fees totaled $96,014 during the year ended February 28, 2002 and were reduced significantly from $481,532 during the year ended February 28, 2001. Audit and accounting fees totaled $54,714 in the current year compared to $92,213 in the prior year. Legal fees were $41,300 in the current year and $389,318 in the prior year. Legal fees incurred during the year ended February 28, 2001 included tasks such as legal due diligence, advice on structure and preparation of certain legal documentation for the declined mergers and the legal costs applicable to the 2000 SB2 Share Registration Statement.

         Non-cash financing expenses totaled $87,636 during the year ended February 28, 2002 significantly less than $2,045,931 in the prior year. The current years expense represents the non-cash charge resulting from issuing common shares on accrued and unpaid interest on certain senior subordinated convertible debentures at a beneficial conversion rate of $0.05 per share rather than $0.50 per share. The amount expensed during the year ended February 28, 2001 included: 1) $1,996,181 representing the fair value of the common stock issued on the exercise of warrants, issued upon the conversion of debt, (for which the exercise price was reduced to $0.15 per warrant) over the fair value of the common stock issuable under the original exercise price provisions and 2) $49,750 representing the fair value of the warrants issued as financing fees to a third party.

         Interest expense was $66,331 during the year ended February 28, 2002 down significantly from $334,357 in the comparative period in the prior year. Interest expense arises from the Company's senior subordinated convertible debentures. The reason for the year over year reduction was that during the year ended February 28, 2002 debentures having a face value of $696,000 plus accrued interest of $73,362 were converted into 2,374,401 common shares.

         During the year ended February 28, 2002 the Company wrote off deposits totaling $30,000 compared to $249,049 in the prior year. The current years write off included deposits made to Post Time Technologies and the prior years write off included: 1) $125,000 with respect to an acquisition that was ultimately judged not to be in the best interests of the Company, 2) $110,085 to PTT for development of a wagering interface and 3) $13,964 of communications related deposits.

         During the year ended February 28, 2001 the Company recorded $418,552 as write-offs of intangible assets. On February 28, 2001, the carrying amount of the Company's distribution rights of certain Midland brand land mobile two way radios in a defined territory in Western Canada which had been sublicensed to a third party was $79,902 and the carrying amount of certain trademarks and other intellectual property rights was $338,650. The distribution rights were written off due to the third parties decision not to exercise their option to acquire the rights outright and also due to the Company's lack of infrastructure to realize on the rights itself. The trademarks and other intellectual property rights relate to the original business model of the Company that involved broadcast of the video signal in exchange for monthly fees and earning of wagering commissions, both of which the Company is no longer pursuing.

         Advertising and marketing costs totaled $25,842 during the year ended February 28, 2002 down from $51,095 during the year ended February 28, 2001. Advertising costs included $19,793 for public and investor relations services and $6,049 for production costs related to simulcasts of horseracing related events. The prior years expenses primarily represented advertising in horse magazines connected with the wagering business the Company is no longer pursuing.

         Depreciation of capital assets was $13,041 during the year ended February 28, 2002 down from $54,801 in the comparative period in the prior year. All intangible assets were fully written off at February 28, 2001, therefore amortization expense has been reduced.

         Transponder fees paid to broadcast the TrackPower video signal were $1,000,000 during the year ended February 28, 2001 compared to zero in the current year. The video service was broadcast for the period April 1999 to June 1999 under the Sky Vista service and from July 1999 to July 2000 under the Echostar DISH Network service. During the period July 1999 to December 1999 the Company broadcast four channels for a transponder fee $400,000 per month and for the period January 2000 to July 2000 the Company broadcast two channels at a fee of $200,000 per month. Effective August 3, 2000 the TrackPower service was no longer being broadcast.

         The net loss recorded during the year ended February 28, 2002 was $1,647,830, $0.03 per share compared to a loss of $6,051,864, or $0.16 per share in the prior year.

        FINANCIAL CONDITION

        During the year ended February 28, 2002, total assets increased from $125,219 to $261,358. The increase of approximately $136,000 is primarily attributable to a $89,000 increase in current assets and an increase of approximately $47,000 in property and equipment.

        The increase in current assets is related to increases in deposits for acquisitions and cash of approximately $133,000 and $20,000 respectively, offset by decreases in the following categories; accounts receivable (approximately $29,000), prepaid expenses ($21,000) and marketable securities (approximately $14,000).

        The increase in deposits relates to a Cdn$200,000 (US$133,097) deposit made by the Company in December 2001 on the potential acquisition of a horseracing related business. The decrease in accounts receivable relates to collections made and the decrease in prepaid expenses relates to prepaid consulting fees. The reduction in marketable securities relates to a permanent decline in value of the Company's investment in Vianet securities.

        The increase in property and equipment relates primarily to the acquisition of a race horse.

        The Company's liabilities decreased from $2,581,333 at February 28, 2001 to $1,467,081 as at February 28, 2002, representing a reduction of approximately $1,114,000. Current liabilities declined from $1,389,833 at the beginning of the year to $971,581 at the end of the year. The decrease was the result of accounts payable decreasing by approximately $280,000, accrued expenses declining by approximately $54,000 and notes payable declining by approximately $84,000.

        The outstanding amount of convertible debentures declined from $1,191,500 at the beginning of the year to $495,500 at the end of the year. The decrease is the result of the conversion of a substantial portion of the Company's five year 8% senior subordinated debentures being converted to shares of the Company's common stock. During the year ended February 28, 2002 debentures having a face value of $696,000 plus accrued interest of $73,362 were converted into 2,374,401 common shares.

        The stockholders' deficit decreased from $2,456,114 at February 28, 2001 to $1,205,723 at February 28, 2002, representing a decline of $1,250,391. The decrease is the result of the fiscal 2002 operating loss, of $1,647,830, a reduction in preferred stock of $1,000,000, offset by an increase in common stock, common stock subscribed and paid in capital of $3,962,388. The increase in common stock and paid in capital is the result of: 1) $856,998 in convertible debentures (principal plus interest) converted into 2,374,401 common shares, 2) private placements totaling $1,456,767 (67,500,000 common shares issued at $0.01 per share and 15,635,342 common shares issued at $0.05 per share), 3) settlements with creditors or consultants totaling $385,257 (2,000,000 common shares issued to the Company's counsel, 2,000,000 common shares issued to Post Time Technologies, 1,563,171 common shares issued to IRMG and 100,000 shares issued to an employee to terminate an employment agreement), and 4) $142,200 paid to consultants with 1,220,000 common shares. Common stock subscribed at February 28, 2002, consisted of 5,700,000 common shares under the $0.01 private placement and 1,000,000 common shares upon the conversion of preferred shares not issued prior to balance sheet date.

        LIQUIDITY AND CAPITAL RESOURCES

        During fiscal 2002, the Company used $800,028 in cash from operating activities primarily as a result of the $1,647,830 operating loss for the year. Cash used by investing activities during fiscal 2002 amounted to $462,907 and was primarily as a result of the Company's investment in Simmonds Capital Limited, deposits of acquisitions and the purchase of a racehorse. Cash provided by financing activities during fiscal 2002 amounted to $1,283,076, which resulted primarily from two private placements in shares of the Company's common stock.

        The revenues of the Company during the year ended February 28, 2002 were insignificant in comparison to the costs of the Company and therefore did not play a significant role in financing operations. Management has decided to pursue a business strategy that still involves the horseracing industry. The Company has acquired a racehorse and continues to evaluate other horseracing related opportunities.

        On January 15, 2002 the Company made a $50,000 investment in a racehorse, which earned approximately $17,000 prior to February 28, 2002. As of May 15, 2002 the horse has earned over $30,000 representing a 60% return over approximately four months or 180% on an annualized basis.

        The Company continues to be successful in raising sufficient funds to offset operating losses. The Company issued 83,135,342 common shares under two different private placement (67,500,000 at $0.01 per share and 15,635,342 at $0.05 per share) for total proceeds of $1,456,767. There can be no assurance that the Company's ability to raise through private placements will continue.

        Management believes that the new business strategy contains less risk than recent business opportunities the Company has pursued. Management is hopeful that the new business direction of the Company will substantially decrease the history of operating losses and provide the ability to improve the Company's liquidity without having to revert to dilutive financing practices.

        The Company does not have any material sources of liquidity or off balance sheet arrangements or transactions with unconsolidated subsidiaries.

         The Company will require additional capital over the next year in order to satisfy existing liabilities and to provide funding to achieve its current business plan. Failure to obtain such capital could adversely impact the Company's operations and prospects.

        INFLATION

        The effect of inflation on the Company has not been significant during the last two fiscal years.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements of the Company as of February 28, 2002 and for each of the years in the two-year period ended February 28, 2002, are included as part of this report. An index to the financial statements appears at page 18.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        The following persons are all of the directors and executive officers of TrackPower, Inc. (the "Company" or "TrackPower"):

        JOHN G. SIMMONDS, 51, was appointed Chairman of the Board, a Director and Chief Executive Officer of the Company effective January 29, 1998. Mr. Simmonds is an entrepreneur with several years' experience in the horse industry. Mr. Simmonds has been involved in various business opportunities including distribution, wireless products, manufacturing and golf course development. Mr. Simmonds is Chairman and director of SCL and Pivotal Self Service Technologies Inc. He has served on several boards during his business career.

        KENNETH J. ADELBERG, 49, has been a Director of the Company since April 1, 1996. Mr. Adelberg, who holds Bachelor of Science degrees in Biophysics and Psychology from Pennsylvania State University, and studied for an MBA, is the President and Chief Executive Officer of HiFi House Group of Companies; a founding shareholder and currently a director of Republic First Bancorp (US Nasdaq); and a founding shareholder and former director of U.S. Watts. Since 1995, Mr. Adelberg has also been a director of GSI Commerce Inc., a Nasdaq-listed company.

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

Executive Officers and Significant Employees

        CARRIE J. WEILER, 43, Secretary of the Company since February 1998, joined the Simmonds group of companies in 1979. Promoted to Vice President of Corporate Development for SCL and its divisions in 1994, Mrs. Weiler continues to serve in this capacity and is a key liaison between the compensation and audit committees and the Board of Directors.

        The Company's directors will serve until the next annual meeting of shareholders and until their respective successors are duly elected and shall have qualified. The By-laws of the Company provide that the number of directors of the Company shall be fixed by the shareholders or the Board of Directors and shall be not less than three or more than 15. The number has been fixed by the Board of Directors at seven. There are currently four vacancies on the Board of Directors. The Company's Articles of Incorporation provides that directors may be removed by the shareholders, with or without cause, upon the affirmative vote of the holders of a majority of the votes cast and at a meeting called for the purpose of such removal.

        There are no family relationships among any of the directors or executive officers of the Company.

         For the year ended February 28, 2002, some of the current directors and officers were delinquent in filing the forms required to be filed under Section 16 of the Securities Exchange Act of 1934, as amended.

ITEM 10.          EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning the compensation for services in all capacities for the fiscal years ended February 28, 2002, February 28, 2001 and February 28, 2000 of those persons who were, during all or part of the fiscal year ended February 28, 2002, executive officers of the Company.

---------------------------------------------------------------------------------------------------------------------
                         Annual Compensation                                             Long Term Compensation
---------------------------------------------------------------------------------------------------------------------
                                                                                       Awards             Payouts
---------------------------------------------------------------------------------------------------------------------
    Name and Principal        Year      Salary      Bonus         Other        Restricted                  LTIP
         Position                                                 Annual          Stock     Options/      Payouts
                                                               Compensation      Awards     SARs(#)
---------------------------------------------------------------------------------------------------------------------
John G. Simmonds,            2002      $166,667      None         $9,500          None      None            None
Chairman of the Board,       2001         (1)        (1)           (1)            None      None            None
Chief Executive Officer      2000         (1)        (1)           (1)            None      150,000         None
and President
---------------------------------------------------------------------------------------------------------------------
Carrie J. Weiler,            2002       $59,095      None          None           None      None            None
Vice President and           2001         (1)        (1)           (1)            None      None            None
Corporate Secretary          2000         (1)        (1)           (1)            None      150,000         None
---------------------------------------------------------------------------------------------------------------------

(1) In connection with the acquisition of certain assets of SCL in January 1998, the Company agreed to pay to SCL an aggregate of $25,000 per month for the services of Mr. Simmonds and Ms. Weiler. On January 1, 2001 the management services contract for the services of Mr. Simmonds and Ms. Weiler was transferred to IRMG, a private Ontario management consulting services company. The amount paid for the services of Mr. Simmonds, Ms. Weiler, and others was $75,000 per month for the period January 1, 2001 to May 31, 2001.

         The Company has no long-term incentive plan.

OPTION GRANTS TABLE FOR FISCAL 2002

         The Company did not grant any options to directors or executive officers under any stock option plans during the fiscal year ended February 28, 2002.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

         The following table sets forth information regarding the exercise of stock options during the last fiscal year by the executives named in the Summary Compensation Table and the fiscal year-end value of unexercised options.

------------------------------------------------------------------------------------------------------------------
                                                                                                    Value of
                                 Shares Acquired                            Number of              Unexercised
                                   On Exercise                             Unexercised            In-the-Money
                                                         Value             Options at              Options at
            NAME                                        Realized        February 28, 2002       February 28, 2002
                                                                                                   exercisable/
                                                                                                 unexercisable(1)
------------------------------------------------------------------------------------------------------------------
John G. Simmonds                        0                  $0                   0                      NA
------------------------------------------------------------------------------------------------------------------
Carrie J. Weiler                        0                  $0                   0                      NA
------------------------------------------------------------------------------------------------------------------

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

         Mr. Simmonds, Chairman of the Board, Chief Executive Officer and President, and Mrs. Carrie Weiler, Secretary are permitted to devote some working time to other businesses long as, in the judgment of a majority of the Company's disinterested directors, it does not interfere with the complete and faithful performance of his or her duties to the Company.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         Set forth below is certain information with respect to persons known by the Company to own beneficially, as of February 28, 2002, 5% or more of the outstanding shares of its Common Stock:

-------------------------------------------------------------------------------------------------------------------
             Name and Address of                           Amount and Nature                       Percent
              Beneficial Owner                               of Beneficial                     of Common Stock
                                                               Ownership                             (1)
-------------------------------------------------------------------------------------------------------------------
Kenneth J. Adelberg                                            15,992,269                           11.4%
609 Longchamps Drive
Devon, PA 19333
-------------------------------------------------------------------------------------------------------------------
1500450 Ontario Limited                                        11,056,150                            7.9%
119 Alexis Boulevard
North York, Ontario M3H 2P8
-------------------------------------------------------------------------------------------------------------------
Konstantine J. Lucas and                                       8,560,000                             6.1%
Beth Ann Lucas
9715 Tunney Ave.
Northridge, CA 91321 (2)
-------------------------------------------------------------------------------------------------------------------

(1)     Based on 140,718,456 shares outstanding at February 28, 2002.

(2) Konstantine J. Lucas and Beth Ann Lucas own an aggregate of 8,460,000 shares of common stock of TrackPower, representing 6.0% of the aggregate shares of common stock of TrackPower outstanding. In addition, Mr. Lucas owns (i) 100,000 common shares issuable upon conversion of $50,000 of convertible debentures issued on October 31, 1999; and (ii) 100,000 warrants to purchase common stock of the Company at $0.75 per share issuable upon the conversion of convertible debentures described in (i) above; assuming the conversion of such convertible debentures and the exercise of such warrants, Konstantine J.

        Lucas and Beth Ann Lucas own 6.1% of the outstanding common stock of TrackPower.

SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth the beneficial ownership of Common Stock of the Company as of February 28, 2002, by each director, each executive officer named in the Summary Compensation Table, and by all directors and executive officers of the Company as a group:

--------------------------------------------------------------------------------
         Name and Address of              Amount and Nature            Percent
          Beneficial Owner                  of Beneficial        of Common Stock
                                            Ownership (1)               (2)
--------------------------------------------------------------------------------
John G. Simmonds (3)                          6,681,878                 4.7%
13980 Jane Street, King City,
Ontario, Canada  L7B 1A3
--------------------------------------------------------------------------------
Kenneth J. Adelberg                           15,992,269                11.4%
1001 Sussex Blvd.
Broomall, Pennsylvania  29008
--------------------------------------------------------------------------------
Arnold Smolen (4)                             1,043,856                 0.7%
2515 Boston St. Unit 1103
Baltimore, Maryland 21224
--------------------------------------------------------------------------------
Carrie J. Weiler                              5,037,467                 3.6%
13980 Jane Street, King City
Ontario, Canada L7B 1A3
--------------------------------------------------------------------------------
All Executive Officers and Directors          28,755,470                20.4%
as a group, including those named
above (4 persons)
--------------------------------------------------------------------------------

(1) Except as otherwise indicated below, each named person has voting and investment power with respect to the securities owned by them.

(2)      Based on 140,718,456 shares outstanding at February 28, 2002.

(3) Represents (a) 4,474,836 shares of the Company's common stock; (b) 104,222 warrants to purchase the Company's common stock at an exercise price of $2.50 per share, issued December 17, 1999; (c) 162,000 warrants to purchase common stock of the Company at $0.75 per share issuable upon the conversion of convertible debentures described in (b) above; (d) 265,139 shares of the Company's common stock owned by Mr. Simmonds' wife; (e) 790,950 shares of the Company's common stock held in trust by Mr. Simmonds' wife for Mr. Simmonds' son Jack Simmonds; (f) 26,056 warrants to purchase the Company's common stock at an exercise price of $2.50 per share, issued December 17, 1999 owned by Mr. Simmonds' wife; (g) 26,056 warrants to purchase the Company's common stock at an exercise price of $2.50 per share, issued December 17, 1999 held in trust by Mr. Simmonds' wife for Mr. Simmonds' son Jack Simmonds; (h) 50,000 warrants to purchase common stock of the Company at $0.75 per share held by Mr. Simmonds' wife in trust for Mr. Simmonds' son Jack Simmonds; (i) 52,000 warrants to purchase common stock of the Company at $0.75 per share held by Mr. Simmonds' wife in trust for Mr. Simmonds' son Henry Simmonds;and (j) 730,619 shares of the Company's common stock held by Mr. Simmonds' wife in trust for Mr. Simmonds' son Henry Simmonds.

(4) Represents (a) 791,745 shares of the Company's common stock; (b) 52,111 warrants to purchase the Company's common stock at an exercise price of $2.50 per share issued December 17, 1999; and (c) options to acquire 200,000 shares of the Company's common stock granted under the NSO Plan on May 14, 1999 at an exercise price of $0.90 per share, all of which are fully exercisable.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As of June 1, 2002, 1500450 Ontario Limited owns an aggregate of 11,056,150 shares of common stock of TrackPower, representing 7.8% of the aggregate shares of common stock of TrackPower outstanding, based on 140,718,456 shares outstanding. 1500450 Ontario Limited acquired these securities from Simmonds Capital Limited through debt settlement with a secured lender of SCL.

         Certain of the stock of TrackPower owned by 1500450 Ontario Limited which it acquired from SCL was obtained in December 1995, in connection with the grant to TrackPower of certain exclusive license rights and the sale of assets. Additional shares were acquired in November 1996, in connection with an exclusive distribution license granted to TrackPower. In addition, in January 1998, SCL completed the sale to TrackPower of certain intellectual property and other assets. As consideration for these assets, SCL received 1,000,000 shares of convertible preferred stock of TrackPower, which were convertible at the option of the holder into 1,000,000 shares of common stock of TrackPower, and a warrant exercisable until January 31, 2001 to purchase 500,000 common shares of TrackPower at a purchase price of $2.00 per share.

         Since January 1998 TrackPower has paid certain related parties a fee for management services. For the period January 1998 through December 2000 the Company paid SCL a fee of $25,000 per month for the services of Mr. Simmonds, Ms. Weiler and others. On January 1, 2001 the management services contract for the services of Mr. Simmonds, Ms. Weiler and others was transferred to IRMG Inc., a private Ontario management consulting services company, in which for the period January through June 2001, Mr. Simmonds and Ms. Weiler held an ownership position and were directors and officers. The monthly fee was $75,000 per month for the period January 1, 2001 to April 2001. In September 2001 the Company issued 1,563,171 common shares to shareholders of IRMG (including Ms. Weiler, Mr. Hokkanen, the Company's former CFO and Mr. Cussons, the Company's former
CEO) in payment of a portion of the management services provided by IRMG for the period January 1, 2001 to May 31, 2001. Subsequent to May 31, 2001 the Company has paid IRMG an hourly-based fee for financial consulting services. As of June 2001, Mr. Hokkanen and Mr. Cussons are sole owners of IRMG.

         Effective June 1999, TrackPower issued to SCL 1,000,000 warrants to purchase the Company's common stock at any time over the next four years at an exercise price of $2.50 per share and the option to receive 750,000 shares of common stock of the Company in payment of an "earnout" given to SCL in January 1998, in consideration for guaranteeing the Company's obligations under a contract with a subsidiary of EchoStar Satellite Communications Inc. and a general guarantee of all of the Company's obligations until March 1, 2000.

         In May 2001, the Company entered into an Exclusive Worldwide Distribution Agreement with Post Time Technologies, Inc, (PTT), under which the Company became the exclusive re-seller of PTT's RaceVision Kiosk product when combined with an ATM solution in racetracks and gaming related facilities.

         In November 2001, the Company's Board of Directors decided that the PTT Agreement was not in the best interests of the Company. In December 2001 the Company and PTT mutually agreed to terminate the PTT Agreement. Under the terms of the settlement, both principals of PTT resigned as directors and officers of TrackPower and both parties provided a release to the other party. In addition PTT and the PTT principals were paid all out of pocket expenses (totaling approximately $17,500), the Company issued 2,000,000 shares of the Company's common stock to PTT, PTT retained warrants to purchase 2,000,000 shares of the Company's common stock, the principals of PTT retained options to purchase 1,500,000 shares of the Company's common stock, and PTT received the harness.com URL.

         In June 2001, the Company entered into an exclusive three year Automated Teller Machine (ATM) Services Agreement with 4CASH ATM Services, a division of Pivotal Self-Service Technologies Inc. (formerly Wireless Ventures Inc.), a related entity. Under the terms of the Agreement, TrackPower granted to 4CASH the exclusive right to act as their ATM partner to install, maintain and operate ATMs in locations that TrackPower contracts with at any Racetrack or Gaming related facility.

         In November 2001, in connection with the discussions about the termination of the PTT Agreement the Company and 4CASH mutually agreed to cancel the ATM Services Agreement. Both parties agreed to indemnify each other from claims arising out of the Services Agreement. Concurrent with the termination of the ATM Services

Agreement, Mr. Cussons an officer and director of Pivotal Self-Service Technologies Inc. resigned as a director of the Company.

         On January 29, 2002, TrackPower made an agreement with SCL whereby:

        1. SCL agreed to convert the $1,000,000 convertible preferred stock to 1,000,000 shares of TrackPower's common stock,
        2. SCL agreed to assume responsibility for all of TrackPower's liabilities to Echostar,
        3. TrackPower agreed to transfer all rights of the Midland license in Western Canada to SCL,
        4. TrackPower agreed to make a $239,700 investment in 3,840,000 common shares of SCL,
        5. SCL agreed to invest $75,000 in 7,500,000 common shares of TrackPower,
        6. SCL agreed to cancel all outstanding warrants it held in TrackPower.

Mr. Simmonds, Chairman of the Board, President and Chief Executive Officer of TrackPower, serves SCL in the same capacities and Ms. Weiler, an officer of the Company also serves as a director and officer of SCL.

                                     PART IV

        ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits.

EXHIBIT                                      DOCUMENT
1            UNDERWRITING AGREEMENT

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

3.02         ARTICLES OF AMENDMENT OF AMERICAN DIGITAL COMMUNICATIONS, INC. AS
             FILED WITH THE WYOMING SECRETARY OF STATE ON SEPTEMBER 7, 1999
             (incorporated by reference to Exhibit 3.02 to report on Form
             10-KSB dated May 30, 2000)

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

4.03         FORM OF OCTOBER, 1999 DEBENTURE ISSUED BY REGISTRANT TO VARIOUS
             INVESTORS (incorporated by reference to Exhibit 4.03 to report on Form 10-KSB dated May 30, 2000)

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

EXHIBIT                                      DOCUMENT
10.05        ASSET PURCHASE AGREEMENT DATED NOVEMBER 8, 1996 FOR THE SALE OF
             CERTAIN LICENSING RIGHTS, DISTRIBUTION RIGHTS, AND RIGHT TO ACQUIRE
             UP TO $1,000,000 IN CERTAIN INVENTORY BY AND BETWEEN SIMMONDS
             CAPITAL LIMITED, SCL DISTRIBUTORS (WESTERN) LTD., MIDLAND
             INTERNATIONAL CORPORATION, AND AMERICAN DIGITAL COMMUNICATIONS,
             INC. (incorporated by reference to Exhibit 10.41).

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

                          Independent Auditors' Report


To the Stockholders and
Board of Directors of
TrackPower, Inc.


We have audited the accompanying balance sheet of TrackPower, Inc. as of February 28, 2002 and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended February 28, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TrackPower, Inc. as of February 28, 2002, and the results of its operations and its cash flows for the years ended February 28, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in notes 1 and 2 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficit and has sustained operations to date through funding from the issuance of common stock and convertible debt and other securities, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in notes 1 and 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                               PKF
                                               Certified Public Accountants
                                               A Professional Corporation


New York, New York
June 10, 2002

                                TRACKPOWER, INC.

                                  Balance Sheet
                                February 28, 2002

                                     Assets

Current assets
     Cash and cash equivalents                                                                            $         20,141
     Marketable securities (notes 2 and 3)                                                                           7,200
     Deposits (note 1)                                                                                             133,097
                                                                                                             ---------------
                  Total current assets                                                                             160,438

Racehorse and office equipment, at cost, net of accumulated depreciation
 of $149,356 (note 2)                                                                                              100,920
                                                                                                             ---------------

                  Total assets                                                                            $        261,358
                                                                                                             ---------------


                                      Liabilities and Stockholders' Equity (Deficit)


Current liabilities
     Accounts payable (including $55,512 due to related parties)                                          $          350,568
     Accrued expenses
         Interest                                                                     $         88,075
         Transponder fees (note 7)                                                             400,000
         Directors' fees                                                                        57,300
         Professional fees                                                                      30,350
         Other                                                                                  24,288               600,013
                                                                                         ----------------
     Note payable (note 5)                                                                                            21,000
                                                                                                             ---------------
                  Total current liabilities                                                                          971,581

Convertible debentures (note 6)                                                                                      495,500
                                                                                                             ---------------
                  Total liabilities                                                                                1,467,081
                                                                                                             ---------------

Commitments and contingencies

Stockholders' equity (deficit) (notes 4 and 10)
     Convertible preferred stock, no par value; unlimited
      shares authorized                                                                                                    -
     Common stock, $.0001 par value; unlimited shares
      authorized, 140,718,456 shares issued and outstanding                                                           14,072
     Common stock subscribed                                                                                       1,057,000
     Additional paid-in capital                                                                                   21,651,547
     Accumulated (deficit)                                                                                       (23,928,342)
                                                                                                             ---------------
                  Total stockholders' equity (deficit)                                                            (1,205,723)
                                                                                                             ---------------

                  Total liabilities and stockholders' equity (deficit)                                    $          261,358
                                                                                                             ---------------

See notes to financial statements

                                TRACKPOWER, INC.

                             Statement of Operations



                                                                                                     Year Ended
                                                                                                     February 28
                                                                                         -----------------------------------
                                                                                              2002                2001
                                                                                         ----------------    ---------------

Revenues (notes 2 and 11)
     Purse winnings and other                                                         $         17,101    $          1,472
     Wagering commissions                                                                            -              83,622
     Royalties received from distribution rights                                                     -              10,967
                                                                                         ----------------    ---------------
                  Total revenues                                                                17,101              96,061
                                                                                         ----------------    ---------------

Costs and expenses
     Wages and consulting fees                                                                 427,596             438,291
     Management fees (note 11)                                                                 235,785                   -
     Management fees - related party (note 8)                                                  189,735             400,000
     Transponder fees (note 7)                                                                       -           1,000,000
     Advertising                                                                                25,842              51,095
     Professional fees                                                                          96,014             481,532
     General and administrative                                                                238,851             455,917
     Depreciation and amortization                                                              13,041              54,801
     Interest expense (notes 5 and 6)                                                           66,331             334,357
     Non-cash financing expenses (notes 6 and 10)                                               87,636           2,045,931
     Writeoff of intangibles and non-refundable acquisition
      deposits (note 2)                                                                         30,000             667,601
     Realized loss on marketable securities (note 3)                                           254,100             218,400
                                                                                         ----------------    ---------------

                  Total costs and expenses                                                   1,664,931           6,147,925
                                                                                         ----------------    ---------------

                  Net (loss)                                                                (1,647,830)         (6,051,864)

     Preferred dividends (note 4)                                                              (64,167)            (70,832)
                                                                                         ----------------    ---------------

                  Net (loss) applicable to common stockholders                        $     (1,711,997)   $     (6,122,696)
                                                                                         ----------------    ---------------

     Basic and diluted net loss per share of common stock                             $          (0.03)           $  (0.16)
                                                                                         ----------------    ---------------

     Weighted average number of common shares outstanding                                   57,528,734          38,929,837
                                                                                         ----------------    ---------------

See notes to financial statements

                                TRACKPOWER, INC.

             Statement of Changes in Stockholders' Equity (Deficit)
                   For Years Ended February 28, 2002 and 2001


                                                                      Preferred Stock                        Common stock
                                                             ----------------------------------    ---------------------------------
                                                                 Shares             Amount             Shares             Amount
                                                             ---------------    ---------------    ----------------    -------------
Balance,  February 29, 2000                                    1,000,000     $     1,000,000         33,795,959     $        3,380
Exercise of warrants                                                   -                   -          3,267,757                327
Exercise of stock options                                              -                   -          2,110,000                211
Debenture conversion to common stock                                   -                   -          7,751,443                775
Common stock dividend on preferred stock                                                                240,239                 24
Issuance of warrants for commission                                    -                   -                  -                  -
Issuance of shares for consulting fee                                  -                   -            175,000                 17
Net loss for the year ended
 February 28, 2001                                                     -                   -                  -                  -
                                                             ---------------    ---------------    ----------------    -------------
Balance,  February 28, 2001                                    1,000,000           1,000,000         47,340,398              4,734

Debenture conversion to common stock                                   -                   -          2,374,401                237
Common stock dividend on preferred stock                               -                   -            985,144                100
Private placements                                                     -                   -         83,135,342              8,313
Issuance of stock in settlement of
  outstanding debts and contract terminations                          -                   -          5,563,171                556
Issuance of shares for consulting fees                                 -                   -          1,220,000                122
Issuance of shares for employee severance                              -                   -            100,000                 10
Preferred shares conversion to common stock                   (1,000,000)         (1,000,000)                 -                  -
Net loss for the year ended
 February 28, 2002                                                     -                   -                  -                  -
                                                             ---------------    ---------------    ----------------    -------------
Balance, February 28, 2002                                             -     $             -        140,718,456     $       14,072
                                                             ---------------    ---------------    ----------------    -------------




                                                   Additional          Common
                                                     Paid-in           Stock            Accumulated
                                                     Capital         Subscribed           (Deficit)              Total
                                                 --------------    --------------     -----------------     ---------------

Balance,  February 29, 2000                    $    11,254,329   $            -    $      (16,093,649)   $     (3,835,940)
Exercise of warrants                                 2,549,392                -                     -           2,549,719
Exercise of stock options                              924,790                -                     -             925,001
Debenture conversion to common stock                 3,874,945                -                     -           3,875,720
Common stock dividend on preferred stock                70,808                -               (70,832)                  -
Issuance of warrants for commission                     49,750                -                     -              49,750
Issuance of shares for consulting fee                   31,483                -                     -              31,500
Net loss for the year ended
 February 28, 2001                                           -                -            (6,051,864)         (6,051,864)
                                                  --------------    --------------     -----------------     ---------------
Balance,  February 28, 2001                         18,755,497                -           (22,216,345)         (2,456,114)

Debenture conversion to common stock                   856,761                -                     -             856,998
Common stock dividend on preferred stock                64,067                -               (64,167)                  -
Private placements                                   1,448,454            57,000                    -           1,513,767
Issuance of stock in settlement of
  outstanding debts and contract terminations          379,700                                      -             380,256
Issuance of shares for consulting fees                 142,078                -                     -             142,200
Issuance of shares for employee severance                4,990                -                     -               5,000
Preferred shares conversion to common stock                  -         1,000,000                    -                   -
Net loss for the year ended
 February 28, 2002                                           -                -            (1,647,830)         (1,647,830)
                                                  --------------    --------------     -----------------     ---------------
Balance, February 28, 2002                     $    21,651,547   $     1,057,000    $      (23,928,342)   $     (1,205,723)
                                                  --------------    --------------     -----------------     ---------------

See notes to financial statements

                                TRACKPOWER, INC.

                             Statement of Cash Flows



                                                                                                     Year Ended
                                                                                                     February 28
                                                                                         -----------------------------------
                                                                                              2002                2001
                                                                                         ----------------    ---------------
Operating activities
     Net (loss)                                                                       $     (1,647,830)   $     (6,051,864)
     Adjustments to reconcile net (loss) to net cash
      (used) by operating activities:
        Depreciation and amortization                                                           13,041              54,801
        Realized loss on marketable securities                                                 254,100             218,400
        Bad debt                                                                                     -              10,764
        Write-off of intangible assets                                                               -             418,552
        Write-off of deposits                                                                   30,000             249,049
        Issuance of common stock in conjunction with debt conversion                            87,636                   -
        Exercise of warrants in conjunction with debt conversion                                     -           1,996,181
        Issuance of warrants for commission fee                                                      -              49,750
        Issuance of common stock for employee severance                                          5,000                   -
        Issuance of common stock for consulting fee                                            100,200              31,500
     Changes in:
        Accounts and other receivables                                                          44,873              35,815
        Prepaid expenses                                                                        21,000             179,000
        Other current assets                                                                         -               7,500
         Accounts payable                                                                      142,187             328,938
         Accrued expenses                                                                      149,765             721,692
                                                                                         ----------------    ---------------
                  Net cash (used) by operating activities                                     (800,028)         (1,749,922)
                                                                                         ----------------    ---------------
Investing activities
     Purchase of racehorse and office equipment                                                (60,110)            (34,227)
     Acquisition deposits                                                                     (163,097)           (204,535)
     Purchase of marketable securities                                                        (239,700)           (240,000)
                                                                                         ----------------    ---------------
                  Net cash (used) by investing activities                                     (462,907)           (478,762)
                                                                                         ----------------    ---------------
Financing activities
     Proceeds from convertible subordinated debentures                                               -             404,000
     Proceeds from private placement                                                         1,371,603                   -
     Change in bank overdraft                                                                     (397)                397
     Borrowings under (repayments of) notes payable                                            (88,130)             94,260
     Proceeds from exercise of stock options                                                         -             925,001
     Proceeds from exercise of warrants                                                              -             553,538
                                                                                         ----------------
                                                                                                             ---------------
                  Net cash provided by financing activities                                  1,283,076           1,977,196
                                                                                         ----------------    ---------------

                  Increase (decrease) in cash and cash equivalents                              20,141            (251,488)

Cash and cash equivalents, beginning of year                                                         -             251,488
                                                                                         ----------------    ---------------

Cash and cash equivalents, end of year                                                $         20,141    $              -
                                                                                         ----------------    ---------------


Noncash activities:
     During fiscal 2002 and 2001, the Company issued 985,144 and 240,239 shares, respectively, of its common stock in payment of dividends due on its preferred stock.
     During fiscal 2002 and 2001, the Company issued 2,374,401 and 7,751,443 shares of its common stock, respectively, upon conversion of long-term debt which amounted to $769,362 and $3,875,720 in principal and accrued interest.
     During 2002, 1,000,000 preferred shares valued at $1,000,000 were converted to common stock subscribed.
     During 2002, the Company issued 5,563,171 shares of its common stock in settlement of outstanding accounts payable amounting to $380,256.
     During 2002, the Company issued 1,220,000 shares of its common stock for services and 100,000 of its common stock for employee severance valued at $142,200 and $5,000, respectively.
     During 2002, shares valued at $142,164 were issued under a private placement in settlement of accrued liabilities.

See notes to financial statements

                                TRACKPOWER, INC.

                         Notes to Financial Statements
                               February 28, 2002


NOTE 1 - ORGANIZATION AND BUSINESS

TrackPower, Inc., (the Company) was incorporated under the laws of the State of Wyoming on June 30, 1993. TrackPower's present business strategy and direction is to acquire racehorses and evaluate other horseracing industry related opportunities. Prior to management's current business strategy, it had intended to deploy leading edge kiosk technology combined with automated teller machines
(ATMs) to provide integrated information services at racetracks, Off Track Betting (OTB) establishments and other gaming facilities in North America.

On March 1, 2002, TrackPower, Inc. announced that it had joined a group of private investors and intended to acquire all of the shares of Armstrong Holdings (Brampton) Limited. Armstrong Holdings is involved in horse breeding, racing and providing equine services in the standardbred horse industry. During fiscal 2002, the Company made a deposit of $133,097 (Cdn$200,000) on this potential acquisition. Throughout March and April 2002, negotiations and due diligence continued on the acquisition. However, discussions were terminated due to an impasse. The deposit made by the Company is held in escrow awaiting a resolution.

During the year ended February 28, 2002, the Company acquired a racehorse and, at present, intends to continue to acquire racehorses, evaluate certain breeding operations in North America and other opportunities in racetrack ownership, all of which management believes will provide a good return on investment.

On May 15, 2001, the Company announced it had entered into an Exclusive Worldwide Distribution Agreement with Post Time Technologies, Inc, (PTT) under which the Company would become the exclusive re-seller of PTT's RaceVision Kiosk product when combined with an ATM solution in racetracks and gaming related facilities.

1. On June 12, 2001, the Company entered into an exclusive three year ATM Services Agreement with 4CASH ATM Services, a division of Pivotal Self-Service Technologies Inc., a related entity. Under the terms of the Agreement, TrackPower granted to 4CASH the exclusive right to act as their ATM partner to install, maintain and operate ATMs in locations that TrackPower contracts with at any Racetrack or Gaming related facility.

During the third quarter of fiscal 2002, the Company made the decision to terminate the Exclusive Worldwide Distribution Agreement with Post Time Technologies, Inc. and to cease pursuing the business strategy of combining information kiosks and ATMs in racetracks and gaming related facilities. The Company also terminated the 4CASH ATM Services Agreement with 4CASH ATM Services Canada Inc. Both of these contracts were terminated with the mutual consent of the other party. The 4CASH agreement was terminated in November 2001 and the PTT agreement was terminated in December 2001. The reason for terminating the agreements was that the Board of Directors concluded the contracts were currently not to be in the best interests of the Company.

The Company had been providing live video services broadcast digitally from July 1999 through August 2000 through the Echostar Dish Network (Echostar) to Echostar's current subscribers. In August 2000, the Company ceased pursuing the TrackPower video broadcasting and wagering commission business strategy.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.       BASIS OF PRESENTATION

The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred significant losses since inception and at February 28, 2002, the Company had an accumulated (deficit) of $(23,928,342). In addition, during fiscal 2001, the Company ceased pursing the TrackPower video broadcasting and wagering commission business strategy and is currently intending to pursue business opportunities relating to the acquisition of racehorses, breeding operations and racetrack ownership. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

                                TRACKPOWER, INC.

                                February 28, 2002

Since inception the Company has supported operations through the issuance of common stock and convertible debt and other securities. As described above, the Company has recently acquired a racehorse and continues to pursue additional acquisitions. During fiscal 2002, the Company raised approximately $1.5 million through private placements of its common stock. Money raised was used to cover operating expenses and to fund other acquisitions. Management believes that its current business strategy will prove to be successful and will generate sufficient revenues to cover operating costs.

The continued operations of the Company are dependent upon its ability to raise additional capital, expand operations, compete effectively against competitors, and retain key personnel. All of these matters raise substantial doubt about the Company's ability to continue as a going concern.

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

C.       REVENUE RECOGNITION

Revenue is recorded when earned and consisted of:

         PURSE WINNINGS

         The Company receives purse winnings for a racehorse it acquired in fiscal 2002.

         WAGERING COMMISSIONS - THROUGH AUGUST 2000

         Under an agreement with a Penn National Gaming, Inc. (Penn) state licensed wagering entity, the Company received commissions of up to 4.75% of all wagers placed by the Company's subscribers. During fiscal 2001, the Company ceased broadcasting under the DISH network service; therefore, commissions were no longer payable to the Company under the agreement.

D.       MARKETABLE SECURITIES

The Company's marketable securities consist of common stock of publicly quoted companies. The securities are considered "available for sale" and therefore have been recorded at market value at the balance sheet date with unrealized gains (losses) included as a separate component of stockholders' equity (deficit). Any unrealized losses which are considered "other than temporary" are classified as realized losses through operations (see note 3).

E.  DEPRECIATION

Depreciation of racehorse and office equipment is computed over its estimated useful lives ranging from three to five years using the straight-line method.

                                TRACKPOWER, INC.

                                February 28, 2002


F.       INTANGIBLE ASSETS

Prior to fiscal 2002, the Company had distribution rights of certain Midland brand land mobile two-way radios in a defined territory in Western Canada which had been sublicensed to a third party with a carrying amount of $79,902 and certain trademarks and other intellectual property rights with a carrying amount of $338,650. At February 28, 2001, the distribution rights were completely written off due to the third party's decision not to exercise their option to acquire the rights outright and also due to the Company's lack of infrastructure to realize on the rights itself. Also, at February 28, 2001 the trademarks and other intellectual property related to the original business model of the Company.

The cost of distribution rights, which have been sub-licensed to a third party (see note 11), were being amortized on a straight-line basis over 10 years. The TrackPower trademark and other intellectual property rights (see note 4) were being amortized over 20 years.

Amortization expense on these intangible assets during fiscal 2001 amounted to $44,716.

G.       IMPAIRMENT OF LONG-LIVED ASSETS

The Company annually reviews the recorded amount of its long-lived assets for impairment. If the sum of the expected cash flows from these assets is less than the carrying amount of these assets, the Company will recognize an impairment loss in such period. During fiscal 2001, the Company recognized an impairment loss of $79,902 and $338,650 for distribution rights and trademarks, respectively (see note 2f).

In addition, during fiscal 2002 and 2001, the Company wrote-off $30,000 and $249,049, respectively, of proposed acquisition related deposits.

H.       INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Deferred taxes are provided for the temporary differences between the financial reporting basis and the tax reporting basis of the Company's assets and liabilities. A valuation allowance is recorded for deferred tax assets when management determines it is more likely than not that such assets will not be realized.

I.       FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash, accounts payable, accrued expenses and convertible debentures are carried in the financial statements at amounts which approximate fair value.

J.       ADVERTISING COSTS

The Company expenses the costs of advertising as incurred. Advertising expense amounted to $25,842 and $51,095 for fiscal 2002 and 2001, respectively.

K.       CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers cash and all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

                                TRACKPOWER, INC.

                                February 28, 2002


L.       CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and marketable securities. The Company places its cash with high quality financial institutions. At times during the year, the balance at one financial institution exceeded insured limits.

M.       NET LOSS PER SHARE

Basic net loss per common share is based on the weighted average number of shares outstanding during each period presented. Convertible securities, options and warrants to purchase common stock are included as common stock equivalents only when dilutive. Potential common stock equivalents totaling -- shares and 2,383,000 shares, at February 28, 2002 and 2001, respectively, have been excluded from dilutive loss per share as the effects of such shares would have been antidilutive.

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

NOTE 3 - MARKETABLE SECURITIES

During fiscal 2001, the Company purchased 80,000 shares of common stock of a quoted US entity. These securities are considered "available for sale," and accordingly, are recorded at market value with unrealized gains or losses recorded as a separate component of stockholders' equity (deficit).

During fiscal 2002 and 2001, the Company recorded a realized loss on these marketable securities of $14,400 and $218,400, respectively, on the basis that the unrealized loss was perceived to be an other than temporary impairment of the share value.

During fiscal 2002, the Company purchased 3,840,000 shares of common stock of Simmons Capital Limited (SCL), a related party for $239,700 (see note 8). At the time of the acquisition SCL shares were quoted on the Toronto Stock Exchange. Subsequent to the acquisition, and as a result of adverse business conditions within SCL, the quoted price of the SCL shares had substantially declined. Subsequent to the decline in value, the shares of SCL ceased being quoted on the Toronto Stock Exchange. As a result, due to the lack of liquidity of the SCL investment, management has recorded a realized loss of $239,700, representing the full value of the SCL investment.

                                TRACKPOWER, INC.

                                February 28, 2002


NOTE 4 - ACQUISITION OF TRACKPOWER TRADEMARKS AND OTHER INTELLECTUAL PROPERTY RIGHTS

During 1998, the Company acquired the TrackPower trade name and other intellectual property rights from Simmonds Capital Limited (SCL), a stockholder of the Company. As consideration for the assets acquired, the Company (1) agreed to issue 1,000,000 shares of convertible preferred stock which is convertible at the option of the holder into 1,000,000 shares of common stock (valued at that time at $98,438) and (2) assumed accounts payable of $299,974. Accordingly, the value of the acquired intangibles had been recorded at $398,412 in fiscal 1998. In connection with the transaction, the Company also agreed (1) to issue warrants to purchase an additional 500,000 common shares of the Company exercisable at $2 per share until January 31, 2001 and (2) to pay a royalty fee of 10% of the Company's annual earnings before interest, taxes, depreciation and amortization (not to exceed $1,500,000) commencing when the Company's retained earnings position becomes positive. The preferred stock is convertible into common stock of the Company at $1 per share at any time, has a cumulative dividend rate of 6% for the first two years and 7% thereafter, payable semi-annually in shares of the Company, is redeemable at the Company option only for $1,000,000. Dividends on the preferred stock in the amount of $64,167 for the year ended February 28, 2002 and all accrued and unpaid dividends at the time of the conversion of the preferred stock to common stock were paid during fiscal 2002 by the issuance of 985,144 shares of common stock. At February 28, 2001, cumulative dividends accrued on the preferred stock amounted to $70,832 which is payable in 207,664 shares of the Company's common stock. At February 28, 2001, 38,132 shares relating to these dividends were Unicode. The preferred stock was converted to common stock during fiscal 2002, which is recorded in common stock subscribed at February 28, 2002.

As described in note 2 at February 28, 2001, the Company wrote off the unamortized value of these acquired intangible assets.

NOTE 5 - NOTES PAYABLE

Notes payable consists of a 10% promissory note due to SIG Communications Partnership in the amount of $20,000. The note and related accrued interest was due May 16, 2000. During fiscal 2002, accrued interest of $4,500 was added to the note principal. The Company agreed to repay the outstanding balance in monthly payments of $3,500. At February 28, 2002, $3,500 has been repaid. The Company is in default of its agreement.

In addition, the Company had two 10% promissory notes payable to a related entity totalling $84,630. These promissory notes were repaid in fiscal 2002.

NOTE 6 - CONVERTIBLE DEBENTURES

8% SENIOR SUBORDINATED CONVERTIBLE DEBENTURES (MAXIMUM ISSUANCE:  $5,000,000)

The debentures bear interest at 8% per annum, payable annually on October 31, commencing on October 31, 2000, and mature October 31, 2004. The debentures are automatically convertible into common stock of the Company upon maturity, at the rate of $0.50 per share. The debentures may also be converted at the option of the Company, as defined, or the holder. Upon conversion, each share of common stock will be accompanied by a three year warrant to purchase common stock at $0.75 per share. During fiscal 2002, as an inducement to conversion, the Board of Directors approved a resolution that upon conversion to shares of the Company's common stock, accrued interest would convert at $0.05 per share (reduced from $0.50 per share). During fiscal 2001, as an inducement to conversion, the Board of Directors approved a resolution that upon conversion to shares of the Company's common stock, the warrant exercise price would be reduced from $0.75 to $0.15 per share. Noteholders who had already converted their debentures into the Company's common stock had until February 16, 2001 to exercise their warrants at $0.15. Noteholders who had not yet converted their debentures had until February 23, 2001 to do so in order to get the reduced warrant price. At the expiration of these dates, the exercise price of the warrants issuable upon conversion, reverted back to $0.75. During fiscal 2002, notes, including accrued interest, aggregating $769,362 were converted to 2,374,401 shares of common stock and an equal amount of warrants to purchase common stock. During fiscal 2001, notes, including accrued interest, aggregating $3,875,720 were converted to 7,751,443 shares of common stock and an equal amount of warrants to purchase common stock. As of February 28, 2001, a total of 2,404,433 warrants were exercised at the reduced price of $0.15 per share. In connection with the fiscal 2002 reduced interest conversion price, the

                                TRACKPOWER, INC.

                                February 28, 2002


Company recorded an expense amounting to $87,636 attributable to the difference between the original conversion price and the fair value of the shares at the date of conversion. In connection with the fiscal 2001 warrant exercise, the Company recorded an expense amounting to $1,442,660 attributable to the difference between the original exercise price of the warrants and the reduced price. These expenses are included in non-cash financing expense in the accompanying statement of operations and as an increase in additional paid-in capital.

Accrued interest on these notes which was due on October 31, 2002 and 2001 was not paid. The non-payment of interest would be considered an event of default once notice is received from the noteholder. As of June 10, 2002, the Company has not received any notices of default.

8% SENIOR SUBORDINATED CONVERTIBLE DEBENTURES (MAXIMUM ISSUANCE:  $1,250,000)

The debentures bear interest at 8% per annum, payable annually on June 10, commencing June 10, 2000. As an inducement to the noteholders to convert their notes, the Board of Directors approved a resolution whereby the conversion price was reduced to $0.50 per share of common stock. In December 1999, all the noteholders converted their notes, including accrued interest, into shares of common stock and warrants to purchase common stock at the rate of $2.50 per share. During fiscal 2001, the Board of Directors approved a resolution, whereby the exercise price of the remaining warrants, issuable upon conversion, would be repriced from $2.50 per share to $0.15 per share until February 28, 2001. Warrants not exercised by the deadline will revert back to the price of exercise of $2.50 per share. In February 2001, six warrantholders exercised their warrants to receive 235,541 shares of common stock at $0.15 per share. In connection with the exercise in fiscal 2001, the Company recorded an expense of $553,521 attributable to the difference between the original exercise price and the reduced price. This expense is included in non-cash financing expense in the accompanying statement of operations and an increase in additional paid-in capital for fiscal 2001.

NOTE 7 - TRANSPONDER FEES

In 1999, the Company signed an agreement with Transponder Encryption Services Corporation to move the TrackPower service to the Echostar Dish Network (see note 1). The Company then relaunched the TrackPower services under the Echostar Dish Network in July 1999. This agreement provided for a base monthly fees of $400,000 for four channels per month, plus a portion of revenues to be paid to EchoStar for the four-year term of the agreement. Effective January 2000 the number of channels was reduced to two and the monthly fees under this agreement were reduced to $200,000. Effective August 3, 2000, this agreement was terminated. SCL has guaranteed the Company's remaining obligations under this agreement (see note 8).

NOTE 8 - RELATED PARTY TRANSACTIONS

Periodically, the Company advances funds and pays expenses on behalf of related parties and funds are advanced and expenses are paid by related parties on behalf of the Company. These transactions result in non-interest bearing payables or receivables to related parties. At February 28, 2002 and 2001, net payables to related parties amounted to $55,512 and $102,061, respectively.

In January 1998, the Company purchased the TrackPower trade name and other intellectual rights from SCL (see note 4) and entered into a management agreement which calls for the payment of $25,000 per month for services to be performed by certain employees of SCL. In December 2000, the Company terminated this agreement and entered into a management agreement with IRMG Inc. The agreement calls for $75,000 per month for services through April 30, 2001. In September 2001, the Company issued 1,563,171 shares of its common stock to shareholders of IRMG in payment of a portion of the management services provided by IRMG through May 31, 2001. Subsequent to May 31, 2001, the Company paid IRMG on an hourly based fee. Management fees charged by IRMG for fiscal 2002 amounted to $189,735.

                                TRACKPOWER, INC.

                                February 28, 2002




During fiscal 2002, the Company and SCL entered into an agreement whereby:
(1) SCL agreed to convert 1,000,000 shares of the Company's preferred stock into common stock; (2) SCL agreed to purchase 7,500,000 shares of the Company's common stock for $75,000; (3) the Company agreed to purchase 3,840,000 shares of SCL for $239,700 (see note 3); (4) SCL agreed to relinquish all warrants held to purchase the Company's common stock, amounting to 1,000,000 warrants at $2.50 per share, and (5) SCL agreed to assume any liabilities of the Company relating to with EchoStar (see note 7).

The Company paid $5,000 and $49,000 to two directors of the Company for consulting and advertising services for the years ended February 28, 2002 and 2001, respectively.

NOTE 9 - INCOME TAXES

As of February 28, 2002, the deferred tax assets and valuation allowances are summarized as follows:


             Operating loss carryforwards             $      8,697,000
             Valuation allowance                            (8,697,000)
                                                         --------------
                                                      $              -
                                                         --------------

A full valuation allowance has been established against the deferred tax assets, as utilization of the loss carryforwards and realization of other deferred tax assets cannot be reasonably assured. The $444,000 change in the valuation allowance between fiscal 2002 and 2001 is due to an increase in the operating loss carryforward in fiscal 2002.

The Company has available net operating loss ("NOL") carryforwards of approximately $23,000,000 resulting from accumulated operating losses through fiscal 2002. The NOL carryforwards for tax reporting purposes expire in various amounts through the year 2021. The Company believes that an "Ownership Change" occurred in fiscal 1997 within the meaning of Section 382 of the Internal Revenue Code. Under this ownership change, utilization of NOL's incurred by the Company through fiscal 1997 amounting to approximately $3,400,000 will be limited to approximately $440,000 annually.

The use of all the Company's net operating loss carryforwards could be further limited if, among other things, additional changes in ownership as defined under
Section 382, occur.

NOTE 10 - STOCKHOLDERS' EQUITY (DEFICIT)

The Company has the authority to issue an unlimited number of shares of common stock, par value $.0001 per share and an unlimited number of shares of preferred stock, no par value. As of February 28, 2002, there were 140,718,456 shares of common stock issued and outstanding.

During fiscal 2002, the Company raised approximately $1.5 million by issuing approximately 83 million shares of its common stock under two private placement offerings, one at $0.05 per share and one at $0.01 per share.

During fiscal 2002, the Company issued an aggregate of 6,883,171 shares of its common stock in settlement of accounts payable ($380,256); for services ($142,200); and for severance pay ($5,000).

Common stock subscribed at February 28, 2002 includes 1,000,000 shares issuable upon the conversion of preferred stock (see note 4) and 57,000 shares issuable under the private placement at $0.01 per share.

During fiscal 2001, the Company issued warrants in exchange for commission fees. The fair value of this transaction was estimated at $49,750, which is included in non-cash financing expenses in the accompanying statement of operations for fiscal 2001.

                                TRACKPOWER, INC.

                                February 28, 2002


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

The following is a summary of stock option activity for fiscal 2002:

                                                                                                          Weighted
                                                                                                          Average
                                                                  Number           Option Price          Excercise
                                                                of Shares            Per Share             Price
                                                               --------------     -----------------    -------------
             Balance, February 28, 2001                                5,000     $       0.75          $      0.75
             Granted                                               1,500,000             0.10                 0.10
                                                               --------------

             Balance, February 28, 2002                            1,505,000                           $      0.10
                                                               --------------

During 2002, 1,500,000 options were issued at $0.10. These options vest immediately and expire in December 2002.

The following is a summary of outstanding and exercisable options at February 28, 2002:

             Number of shares                                 1,505,000
             Weighted average remaining life                     1 year
             Weighted average exercise price                      $0.10

1993 EMPLOYEE STOCK COMPENSATION PLAN ("ESC")

The Company has reserved a maximum of 2,000,000 common shares to be issued upon the grant of awards for employees, directors and consultants or advisors. At February 28, 2002, no options were outstanding under this plan.

1993 INCENTIVE STOCK OPTION PLAN ("ISO")

The Company has reserved a maximum of 2,000,000 common shares to be issued upon the exercise of options granted under the ISO plan. Options will be granted under the ISO plan at exercise prices at least equal to the fair market value of the common stock on the date of grant. At February 28, 2002, no options were outstanding under this plan.

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

                                TRACKPOWER, INC.

                                February 28, 2002

The remaining contractual life and the weighted average exercise price of the remaining 500,000 options outstanding and exercisable at February 28, 2002 are 1.3 years and $0.74, respectively.

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

                                                                          Year Ended
                                                                          February 28
                                                              -------------------------------------
                                                                   2002                 2001
                                                              ----------------     ----------------
            Net loss - as reported                            $    (1,647,830)     $    (6,051,864)
            Net loss - pro forma                                   (1,692,830)          (6,084,714)
            Loss per share - as reported                               (0.03)               (0.16)
            Loss per share - pro forma                                 (0.03)               (0.16)

The fair value of options granted in fiscal 2002 was $45,000 and has been estimated, on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions, dividend yield of 0%; expected volatility of 100%, risk-free interest rate of 6%; and expected life of 1 year.

WARRANTS

Warrants outstanding at February 28, 2002 consists of the following:

                                                                                   Exercise              Number
                         Issue Date                  Expiration Date                Price               of Shares
                 ---------------------------     -------------------------    -------------------    ----------------
                 April 17, 1998                  April 17, 2003            $                0.30           205,000
                 July 28, 1998                   July 28, 2003                              0.30            60,000
                 March 31, 1999                  March 31, 2004                             0.15           375,030
                 April 29, 1999 (a)              April 29, 2004                     1.58 to 2.53         5,000,000
                 December 17, 1999               December 17, 2004                          2.50           806,679
                 January 31, 2000                January 31, 2003                           0.75           500,000
                 February 17, 2000               February 17, 2003                          0.75           100,000
                 March 30, 2000                  March 30, 2003                             0.75           200,000
                 October 31, 2000                October 31, 2003                           0.75         3,339,413
                 December 15, 2000               December 15, 2003                          0.75         1,518,861
                 February 16, 2001               February 16, 2004                          0.75             5,451
                 February 23, 2001               February 23, 2004                          0.75           266,640
                 March 5, 2001                   March 5, 2004                              0.75            43,360
                 March 9, 2001                   March 9, 2004                              0.75           438,622
                 March 16, 2001                  March 16, 2004                             0.75           136,889
                 July 31, 2001                   July 31, 2004                              0.75           391,556
                 December 31, 2001               December 31, 2004                          0.75         1,363,974
                 June 12, 2001                   June 12, 2004                              0.10         2,000,000
                                                                                                     ----------------
                                                                                                        16,751,475
                                                                                                     ----------------

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

                                February 28, 2002


Note 11 - Commitments and contingencies

SUBLICENSE OF PORTIONS OF THE DISTRIBUTION RIGHTS IN CANADA

In 1997, the Company entered into a letter of intent with SCL Distributors (Pacific) Ltd. ("SCL Pacific") to sublicense a portion of the distribution rights in Canada owned by the Company. The letter of intent calls for SCL Pacific to pay the Company approximately $36,000 on signing of a definitive agreement and a royalty of 4% of the gross sales price of all products pursuant to the agreement. The agreement also contains a purchase option of approximately $288,000 less all previous payments. Royalty fees earned under this agreement during fiscal 2001 amounted to $10,967. During the fourth quarter 2001, the Company wrote off the $79,902 carrying amount of these distribution rights (see note 2).

MANAGEMENT FEES

In connection with the termination of the distribution agreement with PTT as described in note 1, the management agreement between the Company and PTT was also terminated. As part of the settlement, PTT received; (1) 2,000,000 shares of the Company's common stock valued at $100,000, (2) warrants to purchase 2,000,000 shares of the Company's common stock at $0.10 per share, and (3) the principals PTT, who were directors of the Company at the time, were issued options to purchase 1,500,000 shares of the Company's common stock at $0.10 per share. Management has not assigned a value to any of the options or warrants issued under this agreement.

Management fees incurred during fiscal 2002 relating to the PTT agreement amounted to $235,785.

LITIGATION

During fiscal 2002, the Company was served with a Statement of Claim by the principals of Sportcalc.com, an entity the Company had considered acquiring. Management is of the opinion that the claim is without merit and does not expect the outcome of this matter to have a material adverse effect on the Company's financial position.

                                   SIGNATURES

         In accordance with sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereto duly authorized individual.

   Date:  June 13, 2002
                                                   TRACKPOWER, INC.

                           By:

                                /s/ John G. Simmonds
                                ------------------------------------------------
                                     JOHN G. SIMMONDS,  Chief Executive Officer



         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         NAME                                           TITLE                                DATE
/s/ John G. Simmonds
--------------------------------------
    JOHN G. SIMMONDS                        Chairman/President/CEO/CFO/Director           June 13, 2002
                                        (principal executive and financial officer)


/s/ Kenneth J. Adelberg
--------------------------------------
    KENNETH J. ADELBERG                                   Director                        June 13, 2002


/s/ Arnold Smolen
--------------------------------------
    ARNOLD J. SMOLEN                                      Director                        June 13, 2002
