Form 10QSB
period 2002-05-31
TRACKPOWER INC
filed 2002-07-22
CIK 819927

      As filed with the Securities and Exchange Commission on July 22, 2002

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

                   For the Quarterly Period Ended May 31, 2002

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

                  YES X                                 NO __

The number of shares outstanding of each of the Registrant's class of common equity, as of May 31, 2002 are as follows:

              CLASS OF SECURITIES                  SHARES OUTSTANDING
              -------------------                  ------------------
         Common Stock, $.0001 par value                151,688,703

===============================================================================

                                TRACKPOWER, INC.



                                      INDEX



    PART I.         FINANCIAL INFORMATION

    Item 1.         Financial Statements (unaudited)
                           Balance Sheet....................................................................   3
                           Statements of Operations and Comprehensive Loss..................................   4
                           Statements of Cash Flows.........................................................   5
                           Notes to Financial Statements....................................................   6

    Item 2.         Management's Discussion and Analysis or Plan of Operation...............................   8





    PART II.        OTHER INFORMATION

    Item 1.         Litigation..............................................................................  12

    Item 2.         Change in Securities and Use of Proceeds................................................  12

    Item 3.         Defaults Upon Senior Securities.........................................................  12

    Item 4.         Submission of Matters to a Vote of Security Holders.....................................  12

    Item 5.         Other Information.......................................................................  12

    Item 6.         Exhibits and Reports on Form 8-K........................................................  13
                              A)  Exhibit Schedule
                              B)  Reports Filed on Form 8-K

    Signatures..............................................................................................  15

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                TRACKPOWER, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)
                                  May 31, 2002

ASSETS
Current Assets:
   Cash                                                                                  $6,889
   Marketable securities                                                                  4,800
   Deposit                                                                              133,097
   Other current assets                                                                   3,758
------------------------------------------------------------------------------------------------

Total current assets                                                                    148,544
------------------------------------------------------------------------------------------------

Property and equipment                                                                  290,523
   Less:    Accumulated depreciation                                                  (152,314)
------------------------------------------------------------------------------------------------
       Net property and equipment                                                       138,209

------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                           $286,753
------------------------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Accounts payable                                                                    $287,439
   Accrued Transponder fees                                                             400,000
   Accrued professional fees                                                             28,365
   Accrued interest                                                                      86,896
   Accrued Directors' Fees                                                               64,500
   Due to related parties                                                                30,251
   Note payable                                                                          21,000
------------------------------------------------------------------------------------------------
       Total current liabilities                                                        918,451
------------------------------------------------------------------------------------------------

Long term debt:
8% senior subordinated convertible debentures due October 31, 2004                      436,000
------------------------------------------------------------------------------------------------

       Total liabilities                                                              1,354,451
------------------------------------------------------------------------------------------------

Shareholders' equity (deficit):
   Convertible preferred stock, no par value,  unlimited shares authorized,
   none issued                                                                                -
   Common   stock,   $.0001  par  value;   unlimited   shares   authorized,
   151,688,703 shares, issued and outstanding                                            15,169
   Additional paid in capital                                                        22,861,008
   Common shares subscribed                                                             198,750
   Accumulated deficit                                                             (24,140,225)
   Accumulated other comprehensive loss                                                 (2,400)
------------------------------------------------------------------------------------------------
       Total shareholders' equity (deficit)                                         (1,067,698)
------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                   $286,753
------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                                TRACKPOWER, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)




                                                                                                 Three Months Ended
                                                                                                      May 31,
                                                                                             2002                  2001
                                                                                             ----                  ----
 Revenue
     Purse winnings                                                                      $ 14,241                $    -
     Other revenue                                                                              -                   269
 -----------------------------------------------------------------------------------------------------------------------
     Total revenue                                                                         14,241                   269

 Operating expenses:
     Wages and consulting fees                                                             73,510                83,250
     Management fees - related parties                                                          -               175,000
     Trainer and equine fees                                                                6,371                     -
     Professional fees                                                                     46,854                25,544
     General and administrative                                                            59,462                52,833
 -----------------------------------------------------------------------------------------------------------------------
     Total operating expenses                                                             186,197               336,627

 Loss from operations                                                                   (171,956)             (336,358)

 Other expenses:
     Interest                                                                               8,473                21,598
     Non-cash financing expense                                                            28,496                     -
     Depreciation and amortization                                                          2,958                 3,079
 -----------------------------------------------------------------------------------------------------------------------
     Total other expenses                                                                  39,927                24,677

 Net loss                                                                               (211,883)             (361,035)
     Preferred dividends                                                                        -              (17,500)
 -----------------------------------------------------------------------------------------------------------------------
 Net loss applicable to common shareholders                                            $(211,883)            $(378,535)
 -----------------------------------------------------------------------------------------------------------------------

 Basic and diluted  loss per share of common stock                                        $(0.00)               $(0.01)
 -----------------------------------------------------------------------------------------------------------------------

 Weighted average number of common shares outstanding                                 148,605,328            47,673,221
 -----------------------------------------------------------------------------------------------------------------------



                               Comprehensive Loss

 Net loss                                                                              $(211,883)            $(361,035)
 Other comprehensive loss:
 Unrealized holding loss on marketable securities                                         (2,400)              (13,600)
 -----------------------------------------------------------------------------------------------------------------------
 Comprehensive loss                                                                    $(214,283)            $(374,635)
 -----------------------------------------------------------------------------------------------------------------------


                 See accompanying notes to financial statements.



                                TRACKPOWER, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                               Three Months Ended
                                                                                                      May 31,

                                                                                           2002                  2001
                                                                                           ----                  ----
   -------------------------------------------------------------------------------------------------------------------
   NET CASH FROM OPERATIONS
            Net loss                                                                 $(211,883)            $(361,035)
            Adjustments to reconcile net loss
            to net cash used in operating activities:
            Depreciation and amortization                                                 2,958                 3,079
            Issuance of common stock for consulting fee                                       -                67,500
            Non-cash financing expense incurred in
            connection with issuance of convertible debentures                           28,496                     -
        Changes in:
            Accounts receivable                                                                                28,768
            Due to related parties                                                     (25,261)               147,621
            Other current assets                                                        (3,758)                15,275
            Accounts payable and accrued expenses                                      (18,557)                 4,780
   -------------------------------------------------------------------------------------------------------------------
   Net cash (used in) operating activities                                            (228,005)              (94,012)
   -------------------------------------------------------------------------------------------------------------------
   CASH FLOWS FROM INVESTING ACTIVITIES:
         Deposits                                                                                            (25,000)
         Purchase of property and equipment                                            (40,247)                     -
   -------------------------------------------------------------------------------------------------------------------
   Net cash (used in) investing activities                                             (40,247)              (25,000)
   -------------------------------------------------------------------------------------------------------------------
   CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from common stock subscribed                                         255,000               221,500
         (Repayment) of notes payable                                                         -              (84,630)
   -------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                            255,000               136,870
   -------------------------------------------------------------------------------------------------------------------

   -------------------------------------------------------------------------------------------------------------------
   Increase (decrease) in cash                                                         (13,252)                17,858
   -------------------------------------------------------------------------------------------------------------------
   CASH,  beginning of period                                                            20,141                 (397)
   -------------------------------------------------------------------------------------------------------------------
   CASH,  end of period                                                                  $6,889               $17,461
   -------------------------------------------------------------------------------------------------------------------


Noncash activities:
During the three month period ended May 31, 2002 the Company issued 305,247 shares of its common stock upon conversion of convertible debentures with a principal balance of $59,500 and accrued interest of $9,312.

During the three month period ended May 31, 2002 the Company recorded the issuance of 200,000 shares of its common stock issued to Simmonds Capital Limited at par value, which is reflected in due to related parties.

The Company also recorded non-cash financing expense of $28,496 representing the cost of issuing additional shares of its common stock for improved conversion rights for accrued but unpaid interest on certain convertible debentures.


                 See accompanying notes to financial statements.

                                TRACKPOWER, INC.

                          Notes to Financial Statements
                                  May 31, 2002


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS

         The Company was organized on June 30, 1993 under the laws of Wyoming. The Company had been providing live video services broadcast digitally from July 1999 through August 2000 through the Echostar Dish Network (Echostar) to Echostar's current subscribers. In August 2000, the Company ceased pursuing the TrackPower video broadcasting and wagering commission business.

         TrackPower's present business strategy and direction is to acquire racehorses and evaluate other horseracing industry related opportunities.


         RECENT DEVELOPMENTS

         On March 1, 2002, TrackPower announced that it had joined a group of private investors to acquire all of the shares of Armstrong Holdings (Brampton) Limited. Armstrong Holdings is involved in horse breeding, racing and providing equine services in the Standardbred horse industry. During fiscal 2002 the Company made a deposit of $133,097 (Cdn$200,000) on the potential acquisition.

         Throughout March and April 2002, negotiations and due diligence continued on the acquisition. However, on April 11, 2002, discussions were suspended due to an impasse. The deposit made by the Company is held in escrow awaiting a resolution.

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

         During the quarter ended May 31, 2002, the Company acquired a second racehorse. The horse is a three year old pacer, the winner of $42,000 as a two year old and was purchased for $35,000. The Company will earn 75% of the net earnings after expenses and the first $35,000 from the sale of the horse plus 50% of any amount received over $35,000. The Company is responsible for paying all 2002 staking costs. The first racehorse is expected to be sold.

         BASIS OF PRESENTATION

         The accompanying unaudited financial statements of TrackPower, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310 (b) of Regulation S-B. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended May 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended February 28, 2002.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability of assets and the fair value of common stock and other equity securities issued.
Actual results could differ from those estimates.

         MARKETABLE SECURITIES

         The Company's marketable securities consist of restricted common stock of a publicly traded company. The securities are considered "available for sale" and therefore have been recorded at market value with unrealized gains(losses) included as a separate component of stockholders' equity(deficit). Any unrealized losses which are considered "other than temporary" are classified as realized losses through operations. During the three month period ended May 31, 2002 the market value as quoted on the OTCBB fell from $0.09 per share to $0.06 per share and accordingly the Company recorded a $2,400 unrealized holding loss on marketable securities.

         DEPOSIT

         During fiscal 2002 Company made a deposit of $133,097 (Cdn$200,000) on the potential acquisition of all of the shares of Armstrong Holdings (Brampton) Limited. Armstrong Holdings is involved in horse breeding, racing and providing equine services in the Standardbred horse industry. On April 11, 2002, discussions were suspended due to an impasse. The deposit made by the Company is held in escrow awaiting a resolution.

         CONVERTIBLE DEBENTURES

         During the quarter ended May 31, 2002, debenture holders converted debentures having a face value of $59,500 plus accrued and unpaid interest of $9,312 into 305,247 shares of the Company's common stock.

         At May 31, 2002, $436,000 in convertible debentures was outstanding for which interest due on October 31, 2000 and 2001 remains unpaid. Non payment of interest could constitute an event of default if notice were served. As of July 15, 2002, the Company has not received any notices of default.

         COMMON STOCK SUBSCRIBED

         At May 31, 2002, the Company had $198,750 of common stock subscribed and paid for but not yet issued.

         NET LOSS PER SHARE

         Basic loss per common share is based on the weighted average number of shares outstanding during each period presented. Convertible debentures, options to purchase stock and warrants are included as common stock equivalents only when dilutive. Potential common stock equivalents totaling approximately 1.0 million shares at May 31, 2002 have been excluded as the effects of such shares would have been anti-dilutive.

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

         During the quarter ended May 31, 2002, the Company acquired another racehorse. The horse is a three year old pacer, the winner of $42,000 as a two year old and was purchased for $35,000. The Company will earn 75% of the net earnings after expenses and the first $35,000 from the sale of the horse plus 50% of any amount received over $35,000. The Company is responsible for paying all 2002 staking costs.


         RESULTS OF OPERATIONS

         Revenues for the three month period ended May 31, 2002 were $14,241 compared to $269 during the comparative period in the prior year. The revenues during the current quarter consisted of purse winnings from the Company's investment in racehorses. Revenues during the three month period ended May 31, 2001 consisted of miscellaneous sundry non operating items.

         Operating expenses totaled $186,197 during the three-month period ended May 31, 2002 substantially down from $336,627 during the comparative period in the prior year.

         Management fees charged by related parties were $175,000 during the three month period ended May 31, 2001 compared to zero during the comparative period in the current year. Management fees charged by IRMG Inc. during the quarter ended May 31, 2001, were $75,000 per month for March and April 2001 and $25,000 for May 2001. TrackPower had contracted with IRMG in January 2001 to manage the affairs of the Company for a fee of $75,000 per month. As a result of an agreement with Post Time Technologies, Inc. in May 2001 the fees were reduced to $25,000 for the month of May. The IRMG management services contract was terminated with the signing of the Post Time Technologies agreement and the Post Time

Technologies agreement was terminated during December 2001.

         Wages and consulting costs were $73,510 during the three month period ended May 31, 2002 compared to $83,250 during the comparative period in the prior year. The consulting costs during the three month period ended May 31, 2001 consisted primarily of common stock issued to a third party for public relations services. The wages and consulting costs in the current period represented the employment costs of executive staff totaling $71,719 and $1,791 in financial consulting costs.

         General and administrative expenses were $59,462 during the three month period ended May 31, 2002 compared to $52,833 during the comparative period in the prior year. Within general and administrative costs; 1) travel, meals and entertainment costs totaled $16,771 during the current quarter and $16,800 in the comparative period a year ago, 2) telephone and cellular costs were $8,565 during the current quarter, up from $2,461 during the three month period ended May 31, 2001, 3) auto lease, repair and gasoline expenses were $8,055 during the three month period ended May 31, 2002 up from $891 in the comparative period in the prior year, 4) directors fees were $7,200 in the current quarter compared to $13,350 in the prior year, 5) foreign exchange losses were $4,945 in the current quarter compared to a gain of $270 in the prior year, 6) rent was relatively unchanged at $2,834 in the current quarter and $2,707 in the prior year, 7) corporate fees were $2,444 during the three month period ended May 31, 2002 compared to $1,998 in the comparative period in the prior year, 8) insurance costs were $1,813 in the current quarter down substantially from $8,776 a year ago, and 9) other miscellaneous costs totaled $6,835 during the current quarter and were approximately the same at $6,120 a year ago.

         Professional fees were $46,854 during the current quarter substantially up from $25,544 during the comparative period in the prior year. The increase is primarily attributable to legal and other related costs associated with potential acquisitions.

         Trainer and equine fees totaled $6,371 during the three month period ended May 31, 2002 compared to zero in the comparative period a year ago.

         The loss from operations has been reduced, due to the change in business strategy, from $336,358 during the three month period ended May 31, 2001 to $171,956 during the three month period ended May 31, 2002.

         Other expenses totaled $39,927 during the three month period ended May 31, 2002 up from $24,677 during the comparative period in the prior year. Interest expense has been reduced from $21,598 a year ago to $8,473 during the current quarter, as a result of more of the Company's senior convertible debentures being converted to common stock. Depreciation and amortization expense was $3,079 a year ago and $2,958 during the current quarter. Other expenses during the three month period ended May 31, 2002 included non-cash financing expenses of $28,496 representing the incremental costs of a special inducement offer to debenture holders upon the conversion of their debentures.

         The net loss during the three month period ended May 31, 2002 was $211,883 (less than $0.01 per share) down from $361,035 ($0.01 per share) during the comparative period in the prior year. The decrease is a result of the change in business strategy.

         The Company included in comprehensive loss an unrealized holding loss on marketable securities of $2,400 as a result of a reduction in the market value of the Company's marketable securities.

         FINANCIAL CONDITION

         During the three month period ended May 31, 2002, total assets increased from $261,358 to $286,753. The increase is primarily as a result of the Company's acquisition of another racehorse.

         Current assets decreased from $160,438 to $148,544. During the current quarter cash balances were reduced from $20,141 to $6,889, the Company's investment in marketable securities was revalued down from $7,200 to $4,800 (see below for a more complete explanation of marketable securities) and other current assets increased to $3,758.

         During the three month period ended May 31, 2000, the Company made an investment in 80,000 common shares of Vianet Technologies Inc. at $3.00 per share. Vianet common shares trade under the symbol "VNTK" on the OTCBB. The Company also received 120,000 warrants to purchase common shares of Vianet Technologies at $4.50 at any time over the next three years. The Company made the investment based on the compression technology held by the investee that would be used in the video distribution business strategy. During the current quarter the market value of Vianet common shares declined from $0.09 per share to $0.06 per share. Accordingly, the value of this investment has been reduced to $4,800 at May 31, 2002.

         Liabilities of the Company decreased from $1,467,081 at February 28, 2002 to $1,354,451 as at May 31, 2002. Current liabilities were $918,451 at the end of the current period and $971,581 at the beginning. Long term liabilities decreased from $495,500 on February 28, 2002 to $436,000 on May 31, 2002.

         The $53,130 reduction in current liabilities was primarily the result of amounts due to related parties which changed from a balance of $55,512 at the beginning of the current quarter to a balance of $30,251 at the end of the current quarter. In addition other accrued expenses of $24,288 were reduced to zero by the end of the three month period ended May 31, 2002. Accounts payable reduced by $7,617 during the period due to normal payments, accrued interest was reduced by $1,179 due to conversion of debentures to common stock, professional fees were reduced $1,985 and directors fees increased by $7,200 due to accrued but unpaid fees.

         Convertible debentures of the Company decreased from $495,500 at February 28, 2002 to $436,000 at May 31, 2002 as a result of debenture holders converting $59,500 in face value of debentures plus accrued interest of $9,312 to 305,247 shares of the Company's common stock.

         The shareholders' deficit decreased from $1,205,723 as at February 28, 2002 to $1,067,698 at May 31, 2002. The decrease is the result of debenture conversion to common stock and new common stock subscribed for exceeding the loss for the period.

         Common stock, additional paid in capital and common stock subscribed increased from $22,722,619 as at February 28, 2002 to $23,074,927 at May 31, 2002. The increase is the result of debenture holders converting debentures having a face value of $59,500 plus accrued interest of $9,312 converted into 305,247 common shares, non-cash financing expense charge to additional paid in capital of $28,496 due to a special inducement offer to certain debenture holders and proceeds of $255,000 from common stock subscribed due to cash received exceeding common stock issued during the quarter.

         The Company's accumulated deficit increased from $23,928,342 at the beginning of the current quarter to $24,140,225 at the end of the quarter, as a result of the Company's loss of $211,883 during the quarter.

         At May 31, 2002 the Company also recorded an accumulated other comprehensive loss of $2,400 due to an unrealized holding loss on marketable securities.

         LIQUIDITY AND CAPITAL RESOURCES

         During the three month period ended May 31, 2002, the Company used $228,005 in cash from operating activities primarily as a result of the $211,883 operating loss for the quarter. Cash used by investing activities during the current quarter amounted to $40,247 and was as a result of the Company's purchase of another racehorse. Cash provided by financing activities during the current quarter amounted to $255,000, which resulted primarily from equity private placements.

        The revenues of the Company during the three month ended May 31, 2002 were insignificant in comparison to the costs of the Company and therefore did not play a significant role in financing operations. Management has decided to pursue a business strategy that still involves the horseracing industry. The Company has acquired two racehorses and continues to evaluate other horseracing related opportunities.

        The Company continues to be successful in raising sufficient funds to offset operating losses. The Company agreed to issue 23,640,000 common shares under private placements resulting in net $255,000 received by the Company during the quarter. There can be no assurance that the Company's ability to raise funds through private placements will continue.

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


ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS.

         During the three month period ended May 31, 2002, $59,500 of convertible debentures and accrued interest of $9,312 were converted into 305,247 shares of the Company's common stock.


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

-----------------------



     (b) REPORTS ON FORM 8-K

                  None



   (REMAINDER OF PAGE LEFT INTENTIONALLY BLANK)

                                   SIGNATURES

In accordance with the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



DATE:  JULY 22, 2002           BY:  /s/ John G. Simmonds
                                    ----------------------------
                                    John G. Simmonds
                                    President / CEO / Director
                                    (principal executive and financial officer)