Form 10QSB
period 2002-08-31
TRACKPOWER INC
filed 2002-10-21
CIK 819927

    As filed with the Securities and Exchange Commission on October 21, 2002

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

                 For the Quarterly Period Ended August 31, 2002

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

               YES    X                                   NO ____
                   -------

The number of shares outstanding of each of the Registrant's class of common equity, as of August 31, 2002 are as follows:

          CLASS OF SECURITIES                        SHARES OUTSTANDING
    Common Stock, $.0001 par value                       176,563,703

===============================================================================

                                TRACKPOWER, INC.



                                      INDEX



    PART I.         FINANCIAL INFORMATION

    Item 1.         Financial Statements (unaudited)
                           Balance Sheet....................................................................   3
                           Statements of Operations and Comprehensive Loss..................................   4
                           Statements of Cash Flows.........................................................   5
                           Notes to Financial Statements....................................................   6

    Item 2.         Management's Discussion and Analysis or Plan of Operation...............................   8





    PART II.        OTHER INFORMATION

    Item 1.         Litigation..............................................................................  14

    Item 2.         Change in Securities and Use of Proceeds................................................  14

    Item 3.         Defaults Upon Senior Securities.........................................................  14

    Item 4.         Submission of Matters to a Vote of Security Holders.....................................  14

    Item 5.         Other Information.......................................................................  14

    Item 6.         Exhibits and Reports on Form 8-K........................................................  15
                              A)  Exhibit Schedule
                              B)  Reports Filed on Form 8-K

    Signatures..............................................................................................  17

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                TRACKPOWER, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)
                                 August 31, 2002


ASSETS
Current assets:
   Cash                                                                                  $4,145
   Marketable securities                                                                  3,200
   Deposit                                                                              133,097
   Other current assets                                                                   5,782
------------------------------------------------------------------------------------------------

Total current assets                                                                    146,224
------------------------------------------------------------------------------------------------

Property and equipment                                                                  240,523
   Less:    Accumulated depreciation                                                  (155,548)
------------------------------------------------------------------------------------------------
       Net property and equipment                                                        84,975

------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                           $231,199
------------------------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable (including $37,644 due to related parties)                         $381,079
   Accrued transponder fees                                                             400,000
   Accrued professional fees                                                             14,673
   Accrued interest                                                                      95,810
   Accrued directors' Fees                                                               71,700
   Note payable                                                                          21,000
------------------------------------------------------------------------------------------------
       Total current liabilities                                                        984,262
------------------------------------------------------------------------------------------------

Long term debt:
8% senior subordinated convertible debentures due October 31, 2004                      436,000
------------------------------------------------------------------------------------------------

       Total liabilities                                                              1,420,262
------------------------------------------------------------------------------------------------

Shareholders' equity (deficit):
   Convertible preferred stock, no par value,  unlimited shares authorized,
   1,000,000 shares issued (liquidation value $1,000,000)                                     -
   Common stock, $.0001 par value; unlimited shares authorized,
   176,563,703 shares, issued and outstanding                                            17,656
   Additional paid in capital                                                        23,107,271
   Common stock subscribed                                                                5,000
   Accumulated deficit                                                             (24,314,990)
   Accumulated other comprehensive loss                                                 (4,000)
------------------------------------------------------------------------------------------------
       Total shareholders' equity (deficit)                                         (1,189,063)
------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                   $231,199
------------------------------------------------------------------------------------------------


                 See accompanying notes to financial statements.

                                TRACKPOWER, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)




                                                                Three Months Ended                   Six Months Ended
                                                                     August 31,                         August 31,
                                                                    2002   2001                     2002           2001
                                                                    ----   ----                     ----           ----
 Revenue
     Purse winnings                                                $ 588           $  -          $14,829            $ -
     Other revenue                                                     -            127                -            396
 -----------------------------------------------------------------------------------------------------------------------
     Total revenue                                                   588            127           14,829            396

 Operating expenses:
     Wages and consulting fees                                    71,388        141,677          144,898        224,927
     Management fees - related parties                                 -        111,200                -        286,200
     Trainer and equine fees                                      12,018              -           18,389              -
     Advertising and marketing                                         -         12,500                -         12,500
     Professional fees                                            21,125         49,292           67,979         74,836
     General and administrative                                   40,188         55,309           99,650        108,142
 -----------------------------------------------------------------------------------------------------------------------
     Total operating expenses                                    144,719        369,978          330,916        706,605

 Loss from operations                                          (144,131)      (369,851)        (316,087)      (706,209)

 Other expenses:
     Interest                                                      8,929         15,836           17,402         37,434
     Non-cash financing expense                                        -              -           28,496              -
     Loss on sale of horse                                        18,471              -           18,471              -
     Depreciation and amortization                                 3,234          3,366            6,192          6,445
 -----------------------------------------------------------------------------------------------------------------------
     Total other expenses                                         30,634         19,202           70,561         43,879

 Net loss                                                      (174,765)      (389,053)        (386,648)      (750,088)
     Preferred dividends                                               -       (17,500)                -       (35,000)
 -----------------------------------------------------------------------------------------------------------------------
 Net loss applicable to common shareholders                   $(174,765)     $(406,553)       $(386,648)     $(785,088)
 -----------------------------------------------------------------------------------------------------------------------

 Basic and diluted loss per share of common stock                $(0.00)        $(0.01)          $(0.00)        $(0.02)
 -----------------------------------------------------------------------------------------------------------------------

 Weighted average number of common shares outstanding        170,417,870     48,375,936      159,511,599     48,136,863
 -----------------------------------------------------------------------------------------------------------------------



                                                           Comprehensive Loss

 Net loss                                                     $(174,765)     $(389,053)       $(386,648)     $(750,088)
 Other comprehensive loss:
 Unrealized holding gain/(loss) on marketable                    (1,600)          3,200          (4,000)       (10,400)
 securities
 -----------------------------------------------------------------------------------------------------------------------
 Comprehensive loss                                           $(176,365)     $(385,853)       $(390,648)     $(760,488)
 -----------------------------------------------------------------------------------------------------------------------


                 See accompanying notes to financial statements.

                                TRACKPOWER, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                   Six Months Ended
                                                                                                      August 31,

                                                                                            2002                      2001
                                                                                            ----                      ----
   ------------------------------------------------------------------------------------------------------------------------
   NET CASH FROM OPERATIONS
            Net loss                                                                  $(386,648)                $(750,088)
            Adjustments to reconcile net loss
            to net cash used in operating activities:
            Depreciation and amortization                                                  6,192                     6,445
            Issuance of common stock for
            consulting fee                                                                     -                    67,500
            Non-cash financing expense incurred in
            connection with issuance of convertible
            debentures                                                                    28,496                         -
            Loss on sale of horse                                                         18,471                         -
        Changes in:
            Accounts receivable                                                                -                    21,480
            Other current assets                                                         (5,782)                    18,735
            Accounts payable and accrued expenses                                         39,861                   212,483
            Due to related parties                                                      (17,868)                         -
   ------------------------------------------------------------------------------------------------------------------------
   Net cash used in operating activities                                               (317,278)                 (423,445)
   ------------------------------------------------------------------------------------------------------------------------
   CASH FLOWS FROM INVESTING ACTIVITIES:
         Proceeds from sale of horse                                                      31,529                         -
         Deposits                                                                              -                  (25,000)
         Purchase of property and equipment                                             (40,247)                   (5,354)
   ------------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                                 (8,718)                  (30,354)
   ------------------------------------------------------------------------------------------------------------------------
   CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from common stock subscribed                                          310,000                   564,603
         (Repayment) of notes payable                                                         -                   (87,130)
   ------------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                             310,000                  477,473
   ------------------------------------------------------------------------------------------------------------------------

   ------------------------------------------------------------------------------------------------------------------------
   Increase (decrease) in cash                                                          (15,996)                    23,674
   ------------------------------------------------------------------------------------------------------------------------
   CASH,  beginning of period                                                             20,141                     (397)
   ------------------------------------------------------------------------------------------------------------------------
   CASH,  end of period                                                                  $ 4,145                   $23,277
   ------------------------------------------------------------------------------------------------------------------------


Noncash activities:
During the six month period ended August 31, 2002 the Company issued 305,247 shares of its common stock upon conversion of convertible debentures with a principal balance of $59,500 and accrued interest of $9,312.
During the six month period ended August 31, 2002 the Company recorded the issuance of 200,000 shares of its common stock issued to Simmonds Capital Limited at par value, which is reflected in due to related parties.
The Company also recorded non-cash financing expense of $28,496 representing the cost of issuing additional shares of its common stock for improved conversion rights for accrued but unpaid interest on certain convertible debentures.

                 See accompanying notes to financial statements.

                                TRACKPOWER, INC.

                          Notes to Financial Statements
                                 August 31, 2002


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS

         TrackPower's present business strategy and direction is to acquire racehorses and evaluate other horseracing industry related opportunities.

         RECENT DEVELOPMENTS

         POTENTIAL ACQUISITION

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

         RACEHORSE

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

         During the quarter ended August 31, 2002, the Company sold the first of its two racehorses for proceeds of $31,529 and as a result realized a loss on the sale of $18,471.

         TIOGA DOWNS

         The Company also continues to evaluate opportunities in racetrack ownership and has identified an opportunity worth pursuing.

         On September 5, 2002, the Company announced that it had entered into a contract for the lease, with an option to purchase, of a horseracing track located in New York state known as Tioga Downs. Tioga Downs consists of approximately 138 acres, including a 5/8 mile track, a grand stand, horse barns, jockey quarters building, horse auction facility and other necessary buildings to operate a horseracing facility. The property was previously operated as a quarter horse track and recently served as a concert venue.

         Although the Tioga property is not currently licensed, the Company will submit a license application to the New York State Racing and Wagering Board for a harness racing meet for 2003. The Company expects to hear from the Board prior to the end of the calendar year. The Company also anticipates adding video lottery terminals to the facility should the appropriate state legislation be enacted.

         The closing of the Tioga Downs transaction, which is subject to further due diligence, consents and approvals, will represent the completion of the Company's first phase of business development under the new business plan and direction.

         BASIS OF PRESENTATION

         The accompanying unaudited financial statements of TrackPower, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310 (b) of Regulation S-B. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended August 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended February 28, 2002.

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

         MARKETABLE SECURITIES

         The Company's marketable securities consist of restricted common stock of a publicly traded company. The securities are considered "available for sale" and therefore have been recorded at market value with unrealized gains(losses) included as a separate component of stockholders' equity(deficit). Any unrealized losses which are considered "other than temporary" are classified as realized losses through operations. During the six month period ended August 31, 2002 the market value as quoted on the OTCBB fell from $0.09 per share to $0.04 per share and accordingly the Company recorded a $4,000 unrealized holding loss on marketable securities.

         DEPOSIT

         During fiscal 2002 the Company made a deposit of $133,097 (Cdn$200,000) on the potential acquisition of all of the shares of Armstrong Holdings (Brampton) Limited. Armstrong Holdings is involved in horse breeding, racing and providing equine services in the Standardbred horse industry. On April 11, 2002, discussions were suspended due to an impasse. The deposit made by the Company is held in escrow awaiting a resolution.

         CONVERTIBLE DEBENTURES

         During the six month period ended August 31, 2002, debenture holders converted debentures having a face value of $59,500 plus accrued and unpaid interest of $9,312 into 305,247 shares of the Company's common stock.

         During the six month period ended August 31, 2002 the Company recorded non-cash financing expenses of $28,496 representing the incremental costs of a special inducement offer to debenture holders upon the conversion of their debentures.

         At August 31, 2002, $436,000 in convertible debentures was outstanding for which interest due on October 31, 2000 and 2001 remains unpaid. Non payment of interest could constitute an event of default if notice were served. As of October 15, 2002, the Company has not received any notices of default.

         COMMON STOCK SUBSCRIBED

         At August 31, 2002, the Company had $5,000 of common stock subscribed and paid for but not yet issued.

         NET LOSS PER SHARE

         Basic loss per common share is based on the weighted average number of shares outstanding during each period presented. Convertible debentures, options to purchase stock and warrants are included as common stock equivalents only when dilutive. Potential common stock equivalents totaling approximately 1.0 million shares at August 31, 2002 have been excluded as the effects of such shares would have been anti-dilutive.

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

         During the quarter ended May 31, 2002, the Company acquired another racehorse. The horse is a three year old pacer, the winner of $42,000 as a two year old and was purchased for approximately $35,000. The Company will earn 75% of the net earnings after expenses and the first $35,000 from the sale of the horse plus 50% of any amount received over $35,000. The Company is responsible for paying all 2002 staking costs.

         During the quarter ended August 31, 2002, the Company sold the racehorse it acquired during the fiscal year ended February 28, 2002 (the first of its two racehorses).

         RESULTS OF OPERATIONS

         FOR THE THREE MONTH PERIOD ENDED AUGUST 31, 2002

         Revenues for the three month period ended August 31, 2002 were $588 compared to $127 during the comparative period in the prior year. The revenues during the current quarter consisted of purse winnings from the Company's investment in racehorses. Revenues during the three month period ended August 31, 2001 consisted of miscellaneous sundry non operating items.

         Operating expenses totaled $144,719 during the three-month period ended August 31, 2002 substantially down from $369,978 during the comparative period in the prior year.

         Management fees charged by related parties were $111,200 during the three month period ended August 31, 2001 compared to zero during the comparative period in the current year. Management fees charged by IRMG Inc. during the quarter ended August 31, 2001, were $21,200. As a result of an agreement with Post Time Technologies, Inc. in May 2001 the Company paid $90,000 in management fees to Post Time Technologies. The IRMG management services contract was terminated with the signing of the Post Time Technologies agreement and the Post Time Technologies agreement was terminated during December 2001.

         Wages and consulting costs were $71,388 during the three month period ended August 31, 2002 compared to $141,677 during the comparative period in the prior year. The consulting costs during the three month period ended August 31, 2001 consisted of $98,827 in executive wages and $42,850 in various consulting costs. The wages and consulting costs in the current period represented the employment costs of executive staff totaling $66,506 and $4,882 in financial consulting costs.

         General and administrative expenses were $40,188 during the three month period ended August 31, 2002 compared to $55,309 during the comparative period in the prior year. Within general and administrative costs; 1) directors fees were $7,200 in the current quarter compared to $13,350 in the prior year, 2) auto lease, repair and gasoline expenses were $6,979 during the three month period ended August 31, 2002 down from $11,157 in the comparative period in the prior year, 3) telephone, cellular, internet and courier costs were $6,538 during the current quarter, up from $6,104 during the three month period ended August 31, 2001, 4) rent and insurance expenses were $5,474 in the current quarter and $11,831 in the prior year, 5) employment benefits were $4,234 during the three month period ended August 31, 2002 compared to $2,110 during the comparative period in the prior year, 6) corporate fees were $3,636 during the three month period ended August 31, 2002 compared to $2,962 in the comparative period in the prior year, 7) travel, meals and entertainment costs totaled $241 during the current quarter and $8,347 in the comparative period a year ago and
8) other miscellaneous costs totaled $5,886 during the current quarter and were approximately zero a year ago.

         Professional fees were $21,125 during the current quarter substantially down from $49,292 during the comparative period in the prior year. Accounting fees were $18,125 during the three month period ended August 31, 2002 and $34,134 during the comparative period in the prior year. Legal fees decreased from $15,158 during the three month period ended August 31, 2001 to $3,000 during the current quarter.

         Trainer and equine fees totaled $12,018 during the three month period ended August 31, 2002 compared to zero in the comparative period a year ago. Trainer and equine fees will be reduced in the future due to the sale of one of the Company's racehorses.

         Advertising and marketing costs totaled $12,500 during the three month period ended August 31, 2001 compared to zero in the current quarter.

         The loss from operations has been reduced, due to the change in business strategy, from $369,851 during the three month period ended August 31, 2001 to $144,131 during the three month period ended August 31, 2002.

         Other expenses totaled $30,634 during the three month period ended August 31, 2002 up from $19,202 during the comparative period in the prior year. Interest expense has been reduced from $15,836 a year ago to $8,929 during the current quarter, as a result of more of the Company's senior convertible debentures being converted to common stock. Depreciation and amortization expense was $3,366 a year ago and $3,234 during the current quarter. During the three month period ended August 31, 2002, the Company sold the first of its racehorses and recognized a loss of $18,471.

         The net loss during the three month period ended August 31, 2002 was $174,765 (less than $0.01 per share) down from $389,053 ($0.01 per share) during the comparative period in the prior year. The decrease is a result of the change in business strategy.

         The Company included in comprehensive loss an unrealized holding loss on marketable securities of $1,600 as a result of a reduction in the market value of the Company's marketable securities, ($3,200 gain in the comparative period in the prior year).

         FOR THE SIX MONTH PERIOD ENDED AUGUST 31, 2002

         Revenues for the six month period ended August 31, 2002 were $14,829 compared to $396 during the comparative period in the prior year. The revenues during the six month period ended August 31, 2002 consisted of purse winnings from the Company's investment in racehorses. Revenues during the six month period ended August 31, 2001 consisted of miscellaneous sundry non operating items.

         Operating expenses totaled $330,916 during the six-month period ended August 31, 2002 substantially down from $706,605 during the comparative period in the prior year.

         Management fees charged by related parties were $286,200 during the six month period ended August 31, 2001 compared to zero during the comparative period in the current year. Management fees charged by IRMG Inc. during the six month period ended August 31, 2001, were $196,200. As a result of an agreement with Post Time Technologies, Inc. in May 2001 the Company paid $90,000 in management fees to Post Time Technologies. The IRMG management services contract was terminated with the signing of the Post Time Technologies agreement and the Post Time Technologies agreement was terminated during December 2001.

         Wages and consulting costs were $144,898 during the six month period ended August 31, 2002 compared to $224,927 during the comparative period in the prior year. The consulting costs during the six month period ended August 31, 2001 consisted of $98,827 in executive wages and

$126,100 in various consulting costs. The wages and consulting costs in the current period represented the employment costs of executive staff totaling $138,226 and $6,672 in financial consulting costs.

         General and administrative expenses were $99,650 during the six month period ended August 31, 2002 compared to $108,142 during the comparative period in the prior year. Within general and administrative costs; 1) telephone, cellular, internet and courier costs were $17,778 during the six month period ended August 31, 2002, up from $10,131 during the six month period ended August 31, 2001, 2) travel, meals and entertainment costs totaled $17,013 during the current period and $27,425 in the comparative period a year ago, 3) auto lease, repair and gasoline expenses were $15,033 during the six month period ended August 31, 2002 up from $12,048 in the comparative period in the prior year, 4) directors fees were $14,400 in the current period compared to $26,700 in the prior year, 5) rent, utilities and insurance expenses were $11,273 in the current period and $24,642 in the prior year, 6) corporate fees were $6,080 during the six month period ended August 31, 2002 compared to $4,960 in the comparative period in the prior year, 7) foreign exchange losses were $4,542 during the six month period ended August 31, 2002 and $1,376 during the comparative period in the prior year, 8) storage costs totaled $2,581 in the current period and zero in the prior year, 9) charitable donations totaled $2,000 in the current period compared to zero in the prior year and 10) other miscellaneous costs totaled $8,950 during the current period and totaled approximately $860 a year ago.

         Professional fees were $67,979 during the six month period ended August 31, 2002 and $74,836 during the comparative period in the prior year. Accounting fees were $24,625 during the six month period ended August 31, 2002 and $42,714 during the comparative period in the prior year. Legal fees increased from $32,122 during the six month period ended August 31, 2001 to $43,354 during the current period.

         Trainer and equine fees totaled $18,389 during the six month period ended August 31, 2002 compared to zero in the comparative period a year ago. Trainer and equine fees will be reduced in the future due to the sale of one of the Company's racehorses.

         Advertising and marketing costs totaled $12,500 during the six month period ended August 31, 2001 compared to zero in the current period.

         The loss from operations has been reduced, due to the change in business strategy, from $706,209 during the six month period ended August 31, 2001 to $316,087 during the six month period ended August 31, 2002.

         Other expenses totaled $70,561 during the six month period ended August 31, 2002 up from $43,879 during the comparative period in the prior year. Interest expense has been reduced from $37,434 a year ago to $17,402 during the current period, as a result of more of the Company's senior convertible debentures being converted to common stock. Depreciation and amortization expense was $6,445 a year ago and $6,192 during the current period. During the six month period ended August 31, 2002, the Company sold the first of its racehorses and recognized a loss of $18,471. Other expenses during the six month period ended August 31, 2002 included non-cash financing expenses of $28,496 representing the incremental costs of a special inducement offer to debenture holders upon the conversion of their debentures.

         The net loss during the six month period ended August 31, 2002 was $386,648 (less than

$0.01 per share) down from $750,088 ($0.02 per share) during the comparative period in the prior year. The decrease is a result of the change in business strategy.

         During the six month period ended August 31, 2002 the Company included in comprehensive loss an unrealized holding loss on marketable securities of $4,000 as a result of a reduction in the market value of the Company's marketable securities, ($10,400 in the comparative period in the prior year).

         FINANCIAL CONDITION

         During the three month period ended August 31, 2002, total assets decreased from $286,753 to $231,199. The decrease is primarily as a result of the Company selling the first of its two racehorses.

         Current assets decreased from $148,544 to $146,224. During the current quarter cash balances were reduced from $6,889 to $4,145, the Company's investment in marketable securities was revalued down from $4,800 to $3,200 (see below for a more complete explanation of marketable securities) and other current assets increased from $3,758 to $5,782.

         During the three month period ended May 31, 2000, the Company made an investment in 80,000 common shares of Vianet Technologies Inc. at $3.00 per share. Vianet common shares trade under the symbol "VNTK" on the OTCBB. The Company also received 120,000 warrants to purchase common shares of Vianet Technologies at $4.50 at any time over the next three years. The Company made the investment based on the compression technology held by the investee that would be used in the video distribution business strategy. During the current quarter the market value of Vianet common shares declined from $0.06 per share to $0.04 per share. Accordingly, the value of this investment has been reduced to $3,200 at August 31, 2002.

         Liabilities of the Company increased from $1,354,451 at May 31, 2002 to $1,420,262 as at August 31, 2002. Current liabilities were $918,451 at the beginning of the current period and $984,262 at the end. Long term liabilities remained unchanged at $436,000.

         The $65,811 increase in current liabilities was primarily the result of an increase in accounts payable (including amounts due to related parties) of $63,389. In addition other accrued interest increased by $8,914, accrued directors fees increased by $7,200 and accrued professional fees decreased by $13,692.

         The shareholders' deficit decreased from $1,205,723 as at February 28, 2002 to $1,189,063 at August 31, 2002. The decrease is the result of debenture conversion to common stock and new common stock issued or subscribed for exceeding the loss for the period.

         Common stock, additional paid in capital and common stock subscribed increased from $22,722,619 at February 28, 2002 to $23,129,927 as at August 31, 2002. The increase is mainly the result of proceeds from common stock subscribed ($310,000) and the conversion of debt and accrued interest to equity ($68,812).

         The Company's accumulated deficit increased from $23,928,342 at the beginning of the period to $24,314,990 at the end of the quarter, as a result of the Company's loss of $386,648 during the period.

         At August 31, 2002 the Company also recorded an accumulated other comprehensive loss of $1,600 due to an unrealized holding loss on marketable securities.

         LIQUIDITY AND CAPITAL RESOURCES


        During the six month period ended August 31, 2002, the Company used $317,278 in cash from operating activities primarily as a result of the $386,648 operating loss for the period. Cash used by investing activities during the six month period ended August 31, 2002 amounted to $8,718 and was as a result of the sale of the Company's first of two racehorses and purchase of another racehorse. Cash provided by financing activities during the six month period ended August 31, 2002 amounted to $310,000, which resulted primarily from equity private placements.

        The revenues of the Company during the six month ended August 31, 2002 were insignificant in comparison to the costs of the Company and therefore did not play a significant role in financing operations. Management has decided to pursue a business strategy that still involves the horseracing industry. The Company acquired two racehorses and continues to evaluate other horseracing related opportunities. During the quarter ended August 31, 2002, the Company sold one of its racehorses.

        The Company continues to be successful in raising sufficient funds to offset operating losses. The Company agreed to issue common shares under private placements resulting in net $310,000 received by the Company during the six month period ended August 31, 2002. There can be no assurance that the Company's ability to raise funds through private placements will continue.

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

EXHIBIT        DOCUMENT


10.06        AGREEMENT, DATED JANUARY 15, 1998, BETWEEN SIMMONDS CAPITAL LIMITED
             AND THE REGISTRANT (incorporated by reference to Exhibits 2 through
             2.6 of the Registrant's Form 8-K, dated May 7, 1998).
10.07        AMENDED AND RESTATED GLOBAL SECURED DEMAND PROMISSORY NOTE, DATED
             JULY 28, 1998, IN THE PRINCIPAL AMOUNT OF $850,000, ISSUED BY THE
             REGISTRANT IN FAVOR OF PELLINORE, FOR ITSELF AND AS AGENT FOR
             CERTAIN INVESTORS (incorporated by reference to Exhibit 10.1 of the
             Registrant's Form 8-K dated September 10, 1998).
10.08        AMENDED AND RESTATED PLEDGE AGREEMENT, DATED JULY 28, 1998, BETWEEN
             THE REGISTRANT AND PELLINORE, FOR ITSELF AND AS AGENT FOR CERTAIN
             INVESTORS (incorporated by reference to Exhibit 10.2 of the
             Registrant's Form 8-K dated September 10, 1998).
10.09        PLACEMENT AGENT AGREEMENT, DATED JULY 28, 1998 BETWEEN THE
             REGISTRANT AND PELLINORE, FOR ITSELF AND AS AGENT FOR CERTAIN
             INVESTORS (incorporated by reference to Exhibit 1 of the
             Registrant's Form 8-K dated September 10, 1998).
16           LETTER ON CHANGE IN CERTIFYING ACCOUNTANTS
16.01        LETTER OF CAUSEY, DEMGEN & MOORE, DATED MARCH 24, 1998
             (incorporated by reference to Exhibit [____] to the Registrant's report on Form 8-K, dated April 13, 1998).
16.02        LETTER OF STARK TINTER & ASSOCIATES, LLC, DATED MAY 13, 1998
             (incorporated by reference to Exhibit 16 to the Registrant's report on Form 8-K, dated May 22, 1998).
99           CERTIFICATION PURSUANT TO SARBANES-OXLEY ACT OF 2002 *



     (b) REPORTS ON FORM 8-K


             NONE

* Filed herewith.

   (REMAINDER OF PAGE LEFT INTENTIONALLY BLANK)

                                   SIGNATURES

In accordance with the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



DATE:  OCTOBER 21, 2002             BY:  /s/ John G. Simmonds
                                         ----------------------------
                                    John G. Simmonds
                                    President / CEO / CFO / Director
                                    (principal executive officer)