Form 10QSB
period 2002-11-30
TRACKPOWER INC
filed 2003-01-21
CIK 819927

    As filed with the Securities and Exchange Commission on January 21, 2003

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

                For the Quarterly Period Ended November 30, 2002

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

             YES X                                          NO __

The number of shares outstanding of each of the Registrant's class of common equity, as of November 30, 2002 are as follows:

              CLASS OF SECURITIES                    SHARES OUTSTANDING
         Common Stock, $.0001 par value                 182,663,703

===============================================================================

                                TRACKPOWER, INC.



                                      INDEX




    PART I.         FINANCIAL INFORMATION

    Item 1.         Financial Statements (unaudited)
                           Balance Sheet....................................................................   3
                           Statements of Operations and Comprehensive Loss..................................   4
                           Statements of Cash Flows.........................................................   5
                           Notes to Financial Statements....................................................   6

    Item 2.         Management's Discussion and Analysis or Plan of Operation...............................   9


    Item 3.         Controls and Procedures.................................................................  16



    PART II.        OTHER INFORMATION

    Item 1.         Litigation..............................................................................  17

    Item 2.         Change in Securities and Use of Proceeds................................................  17

    Item 3.         Defaults Upon Senior Securities.........................................................  17

    Item 4.         Submission of Matters to a Vote of Security Holders.....................................  17

    Item 5.         Other Information.......................................................................  17

    Item 6.         Exhibits and Reports on Form 8-K........................................................  18
                              A)  Exhibit Schedule
                              B)  Reports Filed on Form 8-K

    Signatures and Certification............................................................................  20

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                TRACKPOWER, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)
                                November 30, 2002


ASSETS
Current assets:
   Cash                                                                                 $ 2,057
   Marketable securities                                                                    800
   Other current assets                                                                   5,625
------------------------------------------------------------------------------------------------

Total current assets                                                                      8,482
------------------------------------------------------------------------------------------------

Property and equipment                                                                  240,523
   Less:    Accumulated depreciation                                                   (158,230)
------------------------------------------------------------------------------------------------
       Net property and equipment                                                        82,293

------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                           $ 90,775
------------------------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable (including $23,847 due to related parties)                        $ 366,185
   Accrued transponder fees                                                             400,000
   Accrued professional fees                                                             17,173
   Accrued interest                                                                     104,627
   Accrued directors fees                                                                78,900
   Note payable                                                                          21,000
------------------------------------------------------------------------------------------------
       Total current liabilities                                                        987,885
------------------------------------------------------------------------------------------------

Long term debt:
8% senior subordinated convertible debentures due October 31, 2004                      436,000
------------------------------------------------------------------------------------------------

       Total liabilities                                                              1,423,885
------------------------------------------------------------------------------------------------

Shareholders' equity (deficit):
   Convertible preferred stock, no par value,  unlimited shares authorized,
   1,000,000 shares issued (liquidation value $1,000,000)                                     -
   Common stock, $.0001 par value; unlimited shares authorized,
   182,663,703 shares, issued and outstanding                                            18,266
   Additional paid in capital                                                        23,167,661
   Common stock subscribed                                                               29,500
   Accumulated deficit                                                             (24,542,137)
   Accumulated other comprehensive loss                                                 (6,400)
------------------------------------------------------------------------------------------------
       Total shareholders' equity (deficit)                                         (1,333,110)
------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                  $  90,775
------------------------------------------------------------------------------------------------


                 See accompanying notes to financial statements.

                                TRACKPOWER, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)




                                                                  Three Months Ended              Nine Months Ended
                                                                     November 30,                    November 30,
                                                                  2002           2001             2002           2001
                                                                 ------         ------           ------         ------
 Revenue
     Purse winnings                                                 $  -           $  -          $14,829           $  -
     Other revenue                                                     -          1,073                -          1,469
 -----------------------------------------------------------------------------------------------------------------------
     Total revenue                                                     -          1,073           14,829          1,469

 Operating expenses:
     Wages and consulting fees                                    78,838        104,661          223,736        329,588
     Management fees - related parties                                 -         72,600                -        358,800
     Trainer and equine fees                                       3,311              -           21,700              -
     Advertising and marketing                                         -         18,549                -         31,049
       Professional fees                                          23,434         10,499           91,412         85,335
       General and administrative                                 41,151         54,837          140,801        162,979
 -----------------------------------------------------------------------------------------------------------------------
       Total operating expenses                                  146,734        261,146          477,649        967,751

 Loss from operations                                          (146,734)      (260,073)        (462,820)      (966,282)

 Other expenses:
     Interest                                                      8,822         16,397           26,224         53,831
     Non-cash financing expense                                        -         17,240           28,496         17,240
     Loss on sale of horse                                             -              -           18,471              -
     Depreciation and amortization                                 2,682          3,617            8,875         10,062
     Write-off of deposits                                        68,909         30,000           68,909         30,000
 -----------------------------------------------------------------------------------------------------------------------
     Total other expenses                                         80,413         67,254          150,975        111,133

 Net loss                                                      (227,147)      (327,327)        (613,795)    (1,077,415)
     Preferred dividends                                               -       (17,500)                -       (52,500)
 -----------------------------------------------------------------------------------------------------------------------
 Net loss applicable to common shareholders                   $(227,147)     $(344,827)       $(613,795)   $(1,129,915)
 -----------------------------------------------------------------------------------------------------------------------

 Basic and diluted  loss per share of common stock               $(0.00)        $(0.01)          $(0.00)        $(0.02)
 -----------------------------------------------------------------------------------------------------------------------

 Weighted average number of common shares outstanding        180,613,703     52,727,432      166,545,633     49,667,052
 -----------------------------------------------------------------------------------------------------------------------



                                                 Comprehensive Loss

 Net loss                                                     $(227,147)     $(327,327)       $(613,795)   $(1,077,415)
 Other comprehensive loss:
 Unrealized holding gain/(loss) on marketable
 securities                                                      (2,400)        (4,000)          (6,400)       (14,400)
 -----------------------------------------------------------------------------------------------------------------------
 Comprehensive loss                                           $(229,547)     $(331,327)       $(620,195)   $(1,091,815)
 -----------------------------------------------------------------------------------------------------------------------


                 See accompanying notes to financial statements.

                                TRACKPOWER, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                                            Nine Months Ended
                                                                                               November 30,

                                                                                         2002                2001
                                                                                        ------              ------
   -------------------------------------------------------------------------------------------------------------------
   NET CASH FROM OPERATIONS
            Net loss                                                                 $(613,795)          $(1,077,415)
            Adjustments to reconcile net loss
            to net cash used in operating activities:
            Depreciation and amortization                                                 8,875                10,062
            Loss on sale of horse                                                        18,471                     -
            Issuance of common stock for consulting fee                                       -                67,500
            Non-cash financing expense                                                   28,496                17,240
            Write-off of deposits                                                        68,909                30,000
        Changes in:
            Accounts receivable                                                               -                18,768
            Due to related parties                                                     (31,665)                     -
            Other current assets                                                        (5,625)                18,735
            Accounts payable and accrued expenses                                        57,280               393,606
   -------------------------------------------------------------------------------------------------------------------
   Net cash used in operating activities                                              (469,054)             (521,504)
   -------------------------------------------------------------------------------------------------------------------
   CASH FLOWS FROM INVESTING ACTIVITIES:
         Proceeds from sale of horse                                                     31,529                     -
         Deposits (issued)/collected                                                     64,188              (25,000)
         Purchase of property and equipment                                            (40,247)               (8,861)
   -------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) investing activities                                   55,470              (33,861)
   -------------------------------------------------------------------------------------------------------------------
   CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from common stock subscribed                                          395,500                25,000
         Proceeds from issuance of common stock                                               -               614,601
         (Repayment) of notes payable                                                         -              (83,630)
   -------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                            395,500               555,971
   -------------------------------------------------------------------------------------------------------------------

   -------------------------------------------------------------------------------------------------------------------
   Increase (decrease) in cash                                                         (18,084)                   606
   -------------------------------------------------------------------------------------------------------------------
   CASH,  beginning of period                                                            20,141                 (397)
   -------------------------------------------------------------------------------------------------------------------
   CASH,  end of period                                                                 $ 2,057                $  209
   -------------------------------------------------------------------------------------------------------------------


Noncash activities:
During the nine month period ended November 30, 2002 the Company issued 305,247 shares of its common stock upon conversion of convertible debentures with a principal balance of $59,500 and accrued interest of $9,312.
During the nine month period ended November 30, 2002 the Company recorded the issuance of 200,000 shares of its common stock issued to Simmonds Capital Limited at par value, which is reflected in due to related parties.
The Company also recorded non-cash financing expense of $28,496 in 2002 representing the cost of issuing additional shares of its common stock for improved conversion rights for accrued but unpaid interest on certain convertible debentures.

                 See accompanying notes to financial statements.

                                TRACKPOWER, INC.

                          Notes to Financial Statements
                                November 30, 2002


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS

         TrackPower's present business strategy and direction is to acquire racehorses and evaluate other horseracing industry related opportunities.

         RECENT DEVELOPMENTS

         ARMSTRONG HOLDINGS

         On March 1, 2002, TrackPower announced that it had joined a group of private investors to acquire all of the shares of Armstrong Holdings (Brampton) Limited. Armstrong Holdings is involved in horse breeding, racing and providing equine services in the Standardbred horse industry. During fiscal 2002 the Company made a deposit of $133,097 (Cdn$200,000) on the potential acquisition.

         Throughout March and April 2002, negotiations and due diligence continued on the acquisition. However, on April 11, 2002, discussions were suspended due to an impasse. Since April 2002 the Company has been unable to reach final agreement on the acquisition. The Board of Directors of the Company has decided that pursuing the acquisition on the originally contemplated basis is not in the best interests of the Company. During the three month period ended November 30, 2002 $64,188 of the deposit has been returned to the Company. The balance of the deposits ($68,909) recorded by the Company has been written off.

         RACEHORSES

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

         During the quarter ended November 30, 2002, the second racehorse experienced medical problems preventing it from earning any purse winnings in the current quarter. The racehorse has now largely recovered from the medical condition. In late November the Company tentatively transferred possession of the horse, with an option to buy, to a third party. The third party has the right to exercise the option before February 28, 2003. The sale price will approximate the Company's cost of purchasing the racehorse. In the interim the third party is obligated to pay for all costs of the racehorse.

         TIOGA DOWNS

         The Company also continues to evaluate opportunities in racetrack ownership and has identified an opportunity worth pursuing.

         On September 5, 2002, the Company announced that it had entered into a non-binding contract for the lease, with an option to purchase, of a horseracing track located in New York state known as Tioga Downs. Tioga Downs consists of approximately 138 acres, including a 5/8 mile track, a grand stand, horse barns, jockey quarters building, horse auction facility and other necessary buildings to operate a horseracing facility. The property was previously operated as a quarter horse track and recently served as a concert venue.

         Although the Tioga property is not currently licensed, the Company, through a partnership in Asolare LLC has submitted a license application to the New York State Racing and Wagering Board for a harness racing meet for 2003. If the transaction is consummated, the Company will have a majority ownership position in the Asolare partnership. The New York Racing and Wagering Commission deferred the matter of issuing the license during its December board meeting. Although there can be no assurances, the Company remains hopeful in obtaining the license.

         The Company also anticipates adding video lottery terminals to the facility should the appropriate state legislation be enacted.

         The Company has also been advised by James Hawkins, the principal shareholder of Tioga Park LLC that his bank has initiated foreclosure of the property. Mr. Hawkins is taking steps in federal court to block the sale of Tioga Park and expects to be successful in this action.

         The closing of the Tioga Downs transaction is subject to further due diligence and obtaining various consents, and the favourable resolution of the New York Racing and Wagering license application.

         BASIS OF PRESENTATION

         The accompanying unaudited financial statements of TrackPower, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310 (b) of Regulation S-B. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended November 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended February 28, 2002.

         GOING CONCERN

         The accompanying financial statements have been prepared assuming the Company will continue on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations during its operating history. The ability of the Company to continue as a going concern is dependent upon obtaining future financing and profitable operations. Management is in the process of evaluating future business opportunities, which would generate revenue to sustain the operations of the Company. The financial statements do not included any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

         MARKETABLE SECURITIES

         The Company's marketable securities consist of common stock of a publicly traded company. The securities are considered "available for sale" and therefore have been recorded at market value with unrealized gains(losses) included as a separate component of stockholders' equity(deficit). Any unrealized losses which are considered "other than temporary" are classified as realized losses through operations. During the nine month period ended November 30, 2002 the market value as quoted on the OTCBB fell from $0.09 per share to $0.01 per share and accordingly the Company recorded a $6,400 unrealized holding loss on marketable securities.

         DEPOSIT

         During fiscal 2002 the Company made a deposit of $133,097 (Cdn$200,000) on the potential acquisition of all of the shares of Armstrong Holdings (Brampton) Limited. Armstrong Holdings is involved in horse breeding, racing and providing equine services in the Standardbred horse industry. On April 11, 2002, discussions were suspended due to an impasse. Subsequently the Board of Directors of the Company decided not to continue pursuing the acquisition on the original basis. During the quarter ended November 30, 2002 the Company received $64,188 (Cdn$101,276) of the deposit and wrote off the remaining $68,909.

         CONVERTIBLE DEBENTURES

         During the nine month period ended November 30, 2002, debenture holders converted debentures having a face value of $59,500 plus accrued and unpaid interest of $9,312 into 305,247 shares of the Company's common stock.

         During the nine month period ended November 30, 2002 the Company recorded non-cash financing expenses of $28,496 representing the incremental costs of a special inducement offer to debenture holders upon the conversion of their debentures.

         During the nine month period ended November 30, 2001 the Company recorded a $17,240 non-cash financing expense representing the fair value of the additional common shares issued resulting from a beneficial conversion feature given on accrued interest payable on convertible debentures.


         At November 30, 2002, $436,000 in convertible debentures was outstanding for which interest due on October 31, 2000, 2001 and 2002 remains unpaid. Non payment of interest could constitute an event of default if notice were served. As of January 10, 2003, the Company has not received any notices of default and accordingly continues to classify such convertible debt as a long term liability.

         COMMON STOCK SUBSCRIBED

         At November 30, 2002, the Company had $29,500 of common stock subscribed and paid for but not yet issued.

         NET LOSS PER SHARE

         Basic loss per common share is based on the weighted average number of shares outstanding during each period presented. Convertible debentures, options to purchase stock and warrants are included as common stock equivalents only when dilutive. Potential common stock equivalents totaling approximately 1.0 million shares at November 30, 2002 have been excluded as the effects of such shares would have been anti-dilutive.

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

         The Company also continues to evaluate opportunities in racetrack ownership and has identified Tioga Downs in New York State as a possible investment opportunity. The Company through a potential majority ownership position in Asolare LLC has submitted a racing application to the New York Racing and Wagering Commission. During December the

Commission deferred discussion on the matter of the Tioga Downs application. The Company with its business partners remain hopeful that the license will be obtained.

         During the quarter ended May 31, 2002, the Company acquired a second racehorse. During the quarter ended November 30, 2002 the second racehorse experienced a medical condition and did not earn any purse winnings. The racehorse has now largely recovered from the medical condition. In late November the Company tentatively transferred possession of the horse, with an option to buy, to a third party. The third party has the right to exercise the option before February 28, 2003. The sale price will approximate the Company's cost of purchasing the racehorse. In the interim the third party is obligated to pay for all costs of racehorse.

         During the quarter ended August 31, 2002, the Company sold the racehorse it acquired during the fiscal year ended February 28, 2002 (the first of its two racehorses).

         The Company also was unable to reach final agreement on the acquisition of Armstrong Holdings which is involved in horse breeding, racing and providing equine services in the Standardbred horse industry. The Board of Directors of the Company has decided not to continue pursuing this acquisition on the originally contemplated basis. The Company received $64,188 of the $133,097 it had recorded as a deposit on the transaction and wrote off the remaining $68,909.

         RESULTS OF OPERATIONS

         FOR THE THREE MONTH PERIOD ENDED NOVEMBER 30, 2002

         Revenues for the three month period ended November 30, 2002 were zero compared to $1,073 during the comparative period in the prior year. The revenues during the quarter end November 30, 2001 consisted of miscellaneous sundry non operating items. During the quarter ended August 31, 2002 the Company recorded purse winnings from its ownership of racehorses, however the Company sold its first racehorse during the summer of 2002 and its second racehorse became injured and was unable to race.

         Operating expenses totaled $146,734 during the three-month period ended November 30, 2002 substantially down from $261,146 during the comparative period in the prior year.

         Management fees charged by related parties were $72,600 during the three month period ended November 30, 2001 compared to zero during the comparative period in the current year. Management fees charged by Post Time Technologies, Inc. were $60,000 and $12,600 by IRMG Inc. The IRMG management services contract was terminated with the signing of the Post Time Technologies agreement and the Post Time Technologies agreement was terminated during December 2001.

         Wages and consulting costs were $78,838 during the three month period ended November 30, 2002 compared to $104,661 during the comparative period in the prior year. The wages and consulting costs during the three month period ended November 30, 2001 consisted of $83,261 in executive wages and $21,400 in various consulting costs. The wages and consulting costs in the current period represented the employment costs of executive staff totaling $77,612 and $1,214 in financial consulting costs.

         General and administrative expenses were $41,151 during the three month period ended November 30, 2002 compared to $54,837 during the comparative period in the prior year. Within general and administrative costs; 1) auto lease, repair and gasoline expenses were $8,076 during the three month period ended November 30, 2002 up from $7,424 in the comparative period in the prior year, 2) directors fees were $7,200 in the current quarter compared to $13,350 in the prior year, 3) travel, meals and entertainment costs totaled $5,331 during the current quarter and $3,986 in the comparative period a year ago, 4) rent and insurance expenses were $4,482 in the current quarter and $18,590 in the prior year, 5) telephone, cellular, internet and computer maintenance costs were $4,397 during the current quarter, up from $3,585 during the three month period ended November 30, 2001, 6) corporate fees were $2,894 during the three month period ended November 30, 2002 compared to $3,530 in the comparative period in the prior year, 7) foreign exchange losses were $2,587 in the current quarter and a foreign exchange gain of $479 in the comparative period a year ago, 8) employment benefits were $2,375 during the three month period ended November 30, 2002 compared to $2,114 during the comparative period in the prior year, 9) office supplies, courier and postage expenses were $1,640 during the three month period ended November 30, 2002 compared to $1,921 during the three month period ended November 30, 2001 and 10) other miscellaneous costs totaled $2,169 during the current quarter and were approximately $816 a year ago.

         Professional fees were $23,434 during the current quarter substantially up from $10,499 during the comparative period in the prior year. Accounting fees were $7,500 during the three month period ended November 30, 2002 and $6,000 during the comparative period in the prior year. Legal fees increased from $4,500 during the three month period ended November 30, 2001 to $15,934 during the current quarter. The increase is a result of incremental legal assistance required on the proposed Armstrong Holdings acquisition.

         Trainer and equine fees totaled $3,311 during the three month period ended November 30, 2002 compared to zero in the comparative period a year ago. Trainer and equine fees will be reduced in the future due to the sale and potential sale of the Company's racehorses.

         Advertising and marketing costs totaled $18,549 during the three month period ended November 30, 2001 compared to zero in the current quarter. The prior year costs included video streaming of certain yearling sales and races and investor relations services provided to the Company that were not repeated in the current period.

         The loss from operations has been reduced, due to the change in business strategy, from $260,073 during the three month period ended November 30, 2001 to $146,734 during the three month period ended November 30, 2002.

         Other expenses totaled $80,413 during the three month period ended November 30, 2002 up from $67,254 during the comparative period in the prior year. Interest expense has been reduced from $16,397 a year ago to $8,822 during the current quarter, as a result of more of the Company's senior convertible debentures being converted to common stock. Depreciation and amortization expense was $3,617 a year ago and $2,682 during the current quarter. During the three month period ended November 30, 2002, the Company wrote off the balance ($68,909) of a deposit made on the potential Armstrong Holdings acquisition. (During the quarter the Company received $64,188 as a partial return of this deposit.) During the three month period ended November 30, 2001 the Company wrote off a $30,000 deposit made to Post Time Technologies. The Company recorded non-cash financing expense of $17,240 during the three month period ended November 30, 2001 resulting from the conversion of accrued interest under a debenture into common stock at $0.05 per share instead of the $0.50 per share as stipulated under the original terms of the debenture.

         The net loss during the three month period ended November 30, 2002 was $227,147 (less than $0.01 per share) down from $327,327 ($0.01 per share) during the comparative period in the prior year. The decrease is a result of the change in business strategy.

         The Company included an unrealized holding loss on marketable securities (within Other Comprehensive Loss) of $2,400 as a result of a reduction in the market value of the Company's marketable securities, ($4,000 loss in the comparative period in the prior year).

         FOR THE NINE MONTH PERIOD ENDED NOVEMBER 30, 2002

         Revenues for the nine month period ended November 30, 2002 were $14,829 compared to $1,469 during the comparative period in the prior year. The revenues during the nine month period ended November 30, 2002 consisted of purse winnings from the Company's investment in racehorses. Revenues during the nine month period ended November 30, 2001 consisted of miscellaneous sundry non operating items.

         Operating expenses totaled $477,649 during the nine-month period ended November 30, 2002 substantially down from $967,751 during the comparative period in the prior year.

         Management fees charged by related parties were $358,800 during the nine month period ended November 30, 2001 compared to zero during the comparative period in the current year. Management fees charged by IRMG Inc. during the nine month period ended November 30, 2001, were $208,800. As a result of an agreement with Post Time Technologies, Inc. in May 2001 the Company paid $150,000 in management fees to Post Time Technologies. The IRMG management services contract was terminated with the signing of the Post Time Technologies agreement and the Post Time Technologies agreement was terminated during December 2001.

         Wages and consulting costs were $223,736 during the nine month period ended November 30, 2002 compared to $329,588 during the comparative period in the prior year. The wages and consulting costs during the nine month period ended November 30, 2001 consisted of $182,088 in executive wages and $147,500 in various consulting costs. The wages and consulting costs in the current period represented the employment costs of executive staff totaling $215,850 and $7,886 in financial consulting costs.

         General and administrative expenses were $140,801 during the nine month period ended November 30, 2002 compared to $162,979 during the comparative period in the prior year. Within general and administrative costs; 1) auto lease, repair and gasoline expenses were $23,110 during the nine month period ended November 30, 2002 up from $19,472 in the comparative period in the prior year, 2) travel, meals and entertainment expenses were $22,343 during the current quarter and $29,910 a year ago, 3) directors fees were $21,600 in the current period compared to $40,050 in the prior year, 4) telephone, cellular, internet and computer maintenance costs were $20,011 during the nine month period ended November 30, 2002, up from $11,748 during the nine month period ended November 30, 2001, 5) rent, utilities and insurance expenses were $15,756 in the current period and $43,232 in the prior year, 6) corporate fees were $8,975 during the nine month period ended November 30, 2002 compared to

$8,490 in the comparative period in the prior year, 7) office supplies, courier and postage costs were $8,253 during the current period and $8,513 during the prior year, 8) foreign exchange losses were $7,129 during the nine month period ended November 30, 2002 and $897 during the comparative period in the prior year, 9) storage costs totaled $2,939 in the current period and zero in the prior year, 10) charitable donations totaled $2,000 in the current period compared to zero in the prior year and 11) other miscellaneous costs totaled $8,685 during the current period and totaled approximately $667 a year ago.

         Professional fees were $91,412 during the nine month period ended November 30, 2002 and $85,335 during the comparative period in the prior year. Accounting fees were $32,125 during the nine month period ended November 30, 2002 and $48,714 during the comparative period in the prior year. Legal fees increased from $36,622 during the nine month period ended November 30, 2001 to $59,287 during the current period.

         Trainer and equine fees totaled $21,700 during the nine month period ended November 30, 2002 compared to zero in the comparative period a year ago. Trainer and equine fees will be reduced in the future due to the sale and potential sale of the Company's racehorses.

         Advertising and marketing costs totaled $31,049 during the nine month period ended November 30, 2001 compared to zero in the current period. The prior year costs included video streaming of certain yearling sales and races and investor relations services provided to the Company that were not repeated in the current period.

         The loss from operations has been reduced, due to the change in business strategy, from $966,282 during the nine month period ended November 30, 2001 to $462,820 during the nine month period ended November 30, 2002.

         Other expenses totaled $150,975 during the nine month period ended November 30, 2002 up from $111,133 during the comparative period in the prior year. Interest expense has been reduced from $53,831 a year ago to $26,224 during the current period, as a result of more of the Company's senior convertible debentures being converted to common stock. Depreciation and amortization expense was $10,062 a year ago and $8,875 during the current period. During the nine month period ended November 30, 2002, the Company sold the first of its racehorses and recognized a loss of $18,471. Other expenses during the nine month period ended November 30, 2002 included non-cash financing expenses of $28,496 representing the incremental costs of a special inducement offer to debenture holders upon the conversion of their debentures. The Company also recorded a write off of $68,909 representing part of the deposit made on the potential Armstrong Holdings acquisition. During the nine month period ended November 30, 2001 the Company wrote off a $30,000 deposit made to Post Time Technologies. The Company recorded non-cash financing expense of $17,240 during the nine month period ended November 30, 2001 resulting from the conversion of accrued interest under a debenture into common stock at $0.05 per share instead of the $0.50 per share as stipulated under the original terms of the debenture.

         The net loss during the nine month period ended November 30, 2002 was $613,795 (less than $0.01 per share) down from $1,077,415 ($0.02 per share) during the comparative period in the prior year. The decrease is a result of the change in business strategy.

         During the nine month period ended November 30, 2002 the Company included as a component of comprehensive loss an unrealized holding loss on marketable securities of $6,400 as a result of a reduction in the market value of the Company's marketable securities, ($14,400 in the comparative period in the prior year).

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our significant accounting policies are described in Note 2 to the financial statements included in our annual report for the year ended February 28, 2002. The accounting policies used in preparing our interim condensed financial statements are the same as those described in our annual report.

         Our critical accounting policies are those both having the most impact to the reporting of our financial condition and results, and requiring significant judgements and estimates. Our critical accounting policies include those related to valuation of assets and equity based transactions.

         The financial statements of the Company are prepared in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the significant estimates required to be made by management include the realizable value of assets and the fair value of common stock and common stock equivalents issued for services or in settlement of obligations. Actual results could differ from those estimates.

         FINANCIAL CONDITION

         During the three month period ended November 30, 2002, total assets decreased from $231,199 to $90,775. The decrease is primarily the result of the Company partially collecting the deposit made on the potential Armstrong Holdings acquisition and the write off of the remainder.

         Current assets decreased from $146,224 to $8,482. The Company had been unable to reach final agreement on the potential Armstrong Holdings acquisition. The Board of Directors of the Company decided that pursuing the acquisition on the originally contemplated basis was not in the best interests of the Company. The Company received $64,188 of $133,097 previously recorded as a deposit on the potential acquisition and wrote off the remaining balance of $68,909. During the current quarter cash balances were reduced from $4,145 to $2,057, the Company's investment in marketable securities was revalued down from $3,200 to $800 (see below for a more complete explanation of marketable securities) and other current assets decreased from $5,782 to $5,625.

         During the three month period ended May 31, 2000, the Company made an investment in 80,000 common shares of Vianet Technologies Inc. at $3.00 per share. Vianet common shares trade under the symbol "VNTK" on the OTCBB. The Company also received 120,000 warrants to purchase common shares of Vianet Technologies at $4.50 at any time over the next three years. The Company made the investment based on the compression technology held by the investee that would be used in the video distribution business strategy. During the current quarter the market value of Vianet common shares declined from $0.04 per share to $0.01 per share. Accordingly, the value of this investment has been reduced to $800 at November 30, 2002.

         Liabilities of the Company increased from $1,420,262 at August 31, 2002 to $1,423,885 as at November 30, 2002. Current liabilities were $984,262 at the beginning of the current period and $987,885 at the end. Long term liabilities remained unchanged at $436,000.

         The $3,623 increase in current liabilities was the result of decrease in accounts payable (including amounts due to related parties) of $14,894 partially offset by increases in accrued interest ($8,817), accrued directors fees ($7,200) and accrued professional fees ($2,500).

         The shareholders' deficit increased from $1,205,723 as at February 28, 2002 to $1,333,110 at November 30, 2002. The increase is the result of debenture conversion to common stock and new common stock issued or subscribed for not exceeding the loss for the period.

         Common stock, additional paid in capital and common stock subscribed increased from $22,722,619 at February 28, 2002 to $23,215,427 as at November 30, 2002. The increase is mainly the result of proceeds from common stock subscribed ($395,500) and the conversion of debt and accrued interest to equity ($68,812).

         The Company's accumulated deficit increased from $24,314,990 at the beginning of the period to $24,542,137 at the end of the quarter, as a result of the Company's loss of $227,147 during the period.

         At November 30, 2002 the Company also recorded an accumulated other comprehensive loss of $2,400 due to an unrealized holding loss on marketable securities.

         LIQUIDITY AND CAPITAL RESOURCES


        During the nine month period ended November 30, 2002, the Company used $469,054 in cash from operating activities primarily as a result of the $613,795 operating loss for the period partially offset by non cash adjustments and changes in various working capital items. Cash provided by investing activities during the nine month period ended November 30, 2002 amounted to $55,470 and was as a result of the sale of the Company's first of two racehorses, partial refund of certain deposits offset by purchase of another racehorse. Cash provided by financing activities during the nine month period ended November 30, 2002 amounted to $395,500, which resulted from equity private placements.

         The revenues of the Company during the nine month period ended November 30, 2002 were insignificant in comparison to the costs of the Company and therefore did not play a significant role in financing operations. Management has decided to pursue a business strategy that still involves the horseracing industry. The Company acquired two racehorses and continues to evaluate other horseracing related opportunities. During the quarter ended August 31, 2002, the Company sold one of its racehorses and during the quarter ended November 30, 2002 tentatively transferred possession of the injured second racehorse to a third party.

        The Company continues to raise funds to partially offset its operating losses. The Company agreed to issue common shares under private placements resulting in net $395,500 received by the Company during the nine month period ended November 30, 2002. There can be no assurance that the Company's ability to raise funds to satisfy its obligations and sustain operations will continue.

        Management is hopeful that the new business direction of the Company will substantially decrease the history of operating losses and provide the ability to improve the Company's liquidity.

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

         ITEM 3. CONTROLS AND PROCEDURES.

         The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Management has reviewed this system of disclosure controls and procedures, and believes that the system is operating in an effective way to ensure appropriate and timely disclosure.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

99.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002. *



     (b) REPORTS ON FORM 8-K


             NONE.

* Filed herewith.

   (REMAINDER OF PAGE LEFT INTENTIONALLY BLANK)

                                   SIGNATURES

In accordance with the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



DATE:  JANUARY 21, 2003             BY:  /s/ John G. Simmonds
                                         ----------------------------
                                    John G. Simmonds
                                    President / CEO / CFO / Director
                                    (principal executive officer)


             PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER CERTIFICATION

I, John G. Simmonds, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of TrackPower, Inc.;
2. Based on my knowledge this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
        (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
        (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
        (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
        (a) All significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
        (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  January 21, 2003          By:  /s/ John G. Simmonds
                                      ----------------------------
                                      John G. Simmonds
                                      Principal Executive and Financial Officer