Form 10KSB
period 2003-02-28
TRACKPOWER INC
filed 2003-06-13
CIK 819927

      As filed with the Securities and Exchange Commission on June 13, 2003

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ending February 28, 2003           Commission File No. 000-28506

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

Securities registered pursuant to       Common Stock, par value $.0001 per share
    Section 12(b) of the Act

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

         For the fiscal year ended February 28, 2003, the Company's revenues were $18,011.

         Based on the closing high bid price on May 30, 2003, as reported by the National Association of Securities Dealer's Over The Counter electronic bulletin board, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $4,012,390.

         On February 28, 2003, the number of shares outstanding of the registrant's Common Stock was 191,066,203.

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

         RECENT DEVELOPMENTS

         RACEHORSES

         The Company has been acquiring racehorses, which management believes will provide a good return on investment.

         During 2002, the Company acquired a racehorse and a second racehorse was acquired in 2003. The second horse is a three year old pacer, the winner of $42,000 as a two year old and was purchased for $35,000. The Company will earn 75% of the net earnings after expenses and will receive the first $35,000 from the sale of the horse plus 50% of any amount received over $35,000. The Company is responsible for paying all staking costs. During 2003, the Company sold the first of its two racehorses for proceeds of $31,529 and realized a loss on the sale of $18,471.

         RACETRACK OWNERSHIP OPPORTUNITIES

         The Company also continues to evaluate opportunities in racetrack ownership and has identified the following opportunity.

         On September 5, 2002, the Company announced that it was pursuing ownership of a horseracing track located in New York State known as Tioga Downs. Tioga Downs consists of approximately 138 acres, including a 5/8 mile track, a grand stand, horse barns, jockey quarters building, horse auction facility and other necessary buildings to operate a horseracing facility. The property was previously operated as a quarter horse track and recently served as a concert venue.

         The Company also anticipates adding video lottery terminals to the facility should the appropriate state legislation be enacted.

         The Tioga Downs assets have been tied up in a Chapter 11 bankruptcy since January of 2003. The Company and its business partners have been negotiating to obtain ownership of the property and is hopeful that the ownership situation will be sorted out in a mutually satisfactory manner shortly.

         Although the Tioga property is not currently licensed, the Company, through a partnership has submitted a license application to the New York State Racing and Wagering Board for a harness racing meet. The New York Racing and Wagering Commission has deferred the matter of issuing the license until the ownership situation of the Tioga property is resolved.

         Although there can be no assurances, the Company remains hopeful that a ownership transaction will close and that a racing license will ultimately be obtained.

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

         Between December 1995 and November 1996, TrackPower acquired Midland Land Mobile Radio distribution rights from Simmonds Capital Limited ("SCL"). The rights included exclusive Midland 800 Mhz rights in the United States, exclusive international (defined as Mexico, South America, Pacific Rim, Australia, New Zealand, Thailand and Southeast Asia) rights for all Midland radios and the rights to certain western Canadian provinces. During 1997 the Company was able to divest, by way of sale or sub-license agreement, all of its Midland distribution rights except for a group of Midland radio rights known as "LTR" in the United States.

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

         In August 2000, the Company determined the video broadcast and wagering business plan was not in the best interests of the Company. The Company announced that it would no longer be broadcasting live horseracing on the DISH network and that the satellite distribution services agreement had been terminated. Due to competitive factors the service had become redundant to the other live horseracing services on DISH network and the existing satellite service did not provide the necessary features to support the unique system the Company required.

         During January 2001, the Company and Penn National mutually agreed to terminate the wagering hub agreement.

         In 2002, the Company announced it had entered into an Exclusive Worldwide Distribution Agreement with Post Time Technologies, Inc, (PTT) under which the Company would become the exclusive re-seller of PTT's RaceVision Kiosk product when combined with an ATM solution in racetracks and gaming related facilities. RaceVision was a horseracing video replay and archiving service available to customers via a kiosk located within a racetrack or gaming facility.

         Later during fiscal 2002, the Company's Board of Directors decided that the PTT Agreement was not in the best interests of the Company. Therefore in December 2001 the Company and PTT mutually agreed to terminate the PTT Agreement.

         Since 2002, the Company has been pursuing a strategy of acquiring racehorses to earn purse winnings and has also been evaluating certain racetrack ownership opportunities.


ITEM 2. DESCRIPTION OF PROPERTY

         The Company has temporarily leased office space at 67 Wall Street, Suite 2211, New York, NY 10005. Certain officers of the Company maintain offices at 13980 Jane Street, King City, Ontario, L7B 1A3, Canada.

ITEM 3. LEGAL PROCEEDINGS

         During 2002 the Company was served with a Statement of Claim by the principals of Sportcalc.com, an entity the Company had considered acquiring. In March 2003, the Company obtained a release, without making a cash settlement to the principals of Sportscalc.com, releasing it from all claims arising from the dispute. The principals of Sportscalc.com determined the suit was no longer worth pursuing.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of the security holders of the Company.



                                                                PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock trades in the over-the-counter market (symbol TPWR) on the OTC Electronic Bulletin Board operated by the National Association of Securities Dealers, Inc. The table below sets forth the high and low bid quotations for the common stock for the fiscal years ended February 28, 2003 and February 28, 2002.

                              FISCAL YEAR ENDED      FISCAL YEAR ENDED
                                  2/28/2003               2/28/02
                              HIGH          LOW           HIGH          LOW
FIRST QUARTER                 .20           .05           .19           .06
SECOND QUARTER                .10           .05           .16           .07
THIRD QUARTER                 .10           .05           .13           .03
FOURTH QUARTER                .05           .03           .17           .02

        These quotations reflect only inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

        SHAREHOLDERS

        On May 30, 2003, the Company had approximately 400 shareholders of record. The Company believes it has approximately 3,000 shareholders including holders whose securities are held in street name or nominee accounts.


        DIVIDENDS

        The Company has never paid a cash dividend on its common stock and does not expect to pay one in the foreseeable future. Payment of dividends in the future will depend on the Company's earnings and its cash requirements at that time.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        OVERVIEW

         During fiscal 2003 the Company was primarily negotiating various horseracing industry related acquisitions.

         In the first quarter of fiscal 2003 the Company began negotiating to acquire Armstrong Holdings which is involved in horse breeding, racing and providing equine services in the Standardbred horse industry. Throughout March and April 2002, negotiations and due diligence continued on the acquisition. However, on April 11, 2002, discussions were suspended due to an impasse. Since April 2002 the Company has been unable to reach final agreement on the acquisition. Late in fiscal 2003 the Board of Directors of the Company decided that pursuing the acquisition on the originally contemplated basis is not in the best interests of the Company.

         In September 2002, the Company announced that it had entered into negotiations on an option to purchase a horseracing track located in New York state known as Tioga Downs. Tioga Downs consists of approximately 138 acres, including a 5/8 mile track, a grand stand, horse barns, jockey quarters building, horse auction facility and other necessary buildings to operate a horseracing facility. Although the Tioga property is not currently licensed, the Company, through a partnership in Asolare LLC submitted a license application to the New York State Racing and Wagering Board for a harness racing meet for 2003. The Company is also interested in the acquisition due to the possibility of adding video lottery terminals to the facility should the appropriate state legislation be enacted. The Company is still pursuing this transaction.

         In addition to pursuing these acquisitions the Company has been in the business of acquiring racehorses in order to earn purse winnings. During fiscal 2003 and 2002 the Company acquired two racehorses, one of which was sold in 2003. At February 28, 2003 the Company still owns the second racehorse.

         In May 2001, the Company announced it had entered into an Exclusive Worldwide Distribution Agreement with Post Time Technologies, Inc, (PTT) under which the Company would become the exclusive re-seller of PTT's RaceVision Kiosk product when combined with an ATM solution in racetracks and gaming related facilities. RaceVision is a horseracing video replay and archiving service available to customers via a kiosk located within a racetrack or gaming facility.

         During November 2001, the Company's Board of Directors decided that the PTT Agreement was not in the best interests of the Company. Therefore in December 2001 the Company and PTT mutually agreed to terminate the PTT Agreement.


        RESULTS OF OPERATIONS

        FOR THE YEAR ENDED FEBRUARY 28, 2003

REVENUES

         Revenues for the year ended February 28, 2003 were $18,011 compared to $17,101 in the prior year. Revenues earned during the year ended February 28, 2003 consisted of racing purses of $14,829 earned by the

Company's racehorses. Purse winnings were $17,101 in the prior year. Other miscellaneous non-horseracing revenues were $3,182 during the year ended February 28, 2003.

COSTS AND EXPENSES

         Costs and expenses were $754,268 during the year ended February 28, 2003 down from $1,664,931 during the year ended February 28, 2002. The substantial reduction was primarily due to the change in business direction and a substantial realized loss on marketable securities recorded in the prior year.

         Wages, consulting and management fees incurred during the year ended February 28, 2002 were $853,116 compared to $285,040 during the year ended February 28, 2003. Wages and consulting fees totaled $285,040 during the year ended February 28, 2003 compared to $427,596 in the prior year and primarily represented executive management costs and other costs incurred in the area of management consulting, public and investor relations and strategic consulting advice. Management fees totaled $425,520 during the year ended February 28, 2002 compared to zero in the current year. Prior year's management fees paid to IRMG Inc. for financial accounting and general management were $189,735 and prior year's management fees paid to PTT were $235,785 representing technological and sales management costs.

         During the year ended February 28, 2003 the Company recorded realized losses on marketable securities of $6,400 compared to $254,100 in the prior year. During the year ended February 28, 2002 the Company made an investment of $239,700 in 3,840,000 common shares of Simmonds Capital Limited. The purpose of the investment was integral to the proposed Armstrong Holdings acquisition. On March 8, 2002, Simmonds Capital Limited received a cease trading order from the Toronto Stock Exchange for failure to meet continued listing requirements. At the time management was of the opinion that the decline in value precipitated by the cease trading order, was other than temporary and therefore recorded a $239,700 realized loss on these securities during the year ended February 28, 2002. During the year ended February 28, 2001 the Company invested $240,000 in common shares of Vianet Technologies, Inc. (Vianet) which are listed on the Over-the-Counter Bulletin Board under the symbol VNTK. The market value of the Vianet shares has declined substantially. Management was of the opinion that this decline was other than temporary and therefore recorded a $6,400 realized loss during the year ended February 28, 2003 and a $14,400 realized loss during the year ended February 28, 2002.

         General and administrative expenses were $151,856 during the year ended February 28, 2003 and $238,851 during the year ended February 28, 2002, a reduction of approximately $87,000. The reason for the decline was primarily the result of management's decision to focus on racehorse acquisitions and pursuing other horseracing related opportunities. Advertising expenses dropped from $25,842 during the year ended February 28, 2002 to $37 during the year ended February 28, 2003. The prior year's costs included costs of the PTT business of the Company.

         The Company incurred $23,162 in trainer and equine fees during the year ended February 28, 2003 compared to zero in the prior year. The Company sold the first of its two racehorses for proceeds of $31,529 and realized a loss on the sale of $18,471.

         Professional fees totaled $102,828 during the year ended February 28, 2003 approximately the same as $96,014 during the year ended February 28, 2002. Audit and accounting fees totaled $39,625 in the current year compared to $54,714 in the prior year. Legal fees were $63,203 in the current year and $41,300 in the prior year.

         Non-cash financing expenses totaled $28,496 during the year ended February 28, 2003 a decline from $87,636 in the prior year. During fiscal 2003, subordinated debentures, including accrued interest, aggregating $68,812 were converted to 305,247 shares of common stock. The conversion incorporated a special privilege, approved by the Board of Directors, whereby the accrued and unpaid interest of $9,312 was converted at a reduced conversion rate of $0.05 per share (from $0.50 per share) and resulted in a non-cash financing charge of $28,496 representing the fair value of the incremental number of shares issued. The prior year's expense represents the non-cash charge resulting from the same conversion privilege.

         Interest expense was $34,943 during the year ended February 28, 2003 down from $66,331 in the comparative period in the prior year. Interest expense arises from the Company's senior subordinated convertible debentures. The decrease is attributable to continued conversion of the Company's subordinated debentures to common stock.

         During the year ended February 28, 2003 the Company wrote off deposits totaling $73,635 compared to $30,000 in the prior year. During the third quarter of fiscal 2003 the Company received $64,188 of the $133,097 deposit it had made on the Armstrong Holdings potential acquisition and wrote off the balance of $68,909 as uncollectible. The Company also wrote off $4,726 of travel advances made to consultants involved in the potential Armstrong Holdings acquisition. The prior year's write off a $30,000 deposit or advance made to PTT.

         Depreciation of capital assets was $11,833 during the year ended February 28, 2003 down from $13,041 in the comparative period in the prior year. The Company also recorded a $17,567 loss on the disposal of certain office equipment assets during the year ended February 28, 2003.

         The net loss recorded during the year ended February 28, 2003 was $736,257, $0.004 per share compared to a loss of $1,647,830, or $0.03 per share in the prior year.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The discussion and analysis of results of operations and financial condition are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates the estimates on an on-going basis, including those related to investments, intangible assets, and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that they believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Note 2 of the "Notes to Financial Statements" includes a summary of the significant accounting policies and methods used in the preparation of the financial statements. The following is a brief description of the more significant accounting policies and methods the Company uses.

        Revenue Recognition

        Revenue is recognized when earned and consists of purse winnings from racehorses.

        Intangible Assets

        Long-lived assets, including intangible assets, are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Fair value is determined by estimated future cash flows and appraised value of the assets.

        FINANCIAL CONDITION

        During the year ended February 28, 2003, total assets decreased from $261,358 to $63,353. The decrease of $198,005 is the result of the following factors:

     - Deposits on potential acquisitions of $133,097 partially collected ($64,188) during the year and the remainder written off ($68,909),

     - One racehorse sold for proceeds of $31,529 resulting in a loss on disposal of $18,471,

     -    Office equipment disposed of at a loss of $17,567,

     -    Cash reserves decreasing from $20,141 to $492,

     -    Marketable securities declining in value from $7,200 to $800, and

     - Other current assets increasing form zero at the beginning of the year to $293 at the end of the year.

        The deposit referred to above relates to a Cdn$200,000 (US$133,097) deposit made by the Company in December 2001 on the potential acquisition of Armstrong Holdings. The reduction in marketable securities relates to a permanent decline in value of the Company's investment in Vianet Technologies Inc. securities.

        The Company's liabilities remained constant at marginally over $1.4 million.

        The outstanding amount of senior subordinated convertible debentures declined from $495,500 at the beginning of the year to $436,000 at the end of the year. The decrease is the result of the conversion of a portion of the Company's five year 8% senior subordinated debentures being converted to shares of the Company's common stock. During the year ended February 28, 2003 debentures having a face value of $59,500 plus accrued interest of $9,312 were converted into 305,247 common shares. The accrued and unpaid interest of $9,312 was converted at a reduced conversion rate of $0.05 per share (from $0.50 per share) and resulted in a non-cash financing charge of $28,496 representing the fair value of the incremental number of shares issued.

        Accounts payable increased from $350,508 at the beginning of the year to $394,605 at the end of the year. The increase is attributable primarily to amounts due to related parties increasing from $55,512 to $98,075.

        Aggregate accrued liabilities and expenses remained constant at slightly over $600,000 throughout the year. Increases in accrued interest and unpaid interest ($25,272) and accrued directors fees ($8,200) were offset by decreases in accrued professional fees ($9,677) and miscellaneous accrued costs ($22,288).

        The stockholders' deficiency increased from $1,205,723 at February 28, 2002 to $1,389,772 at February 28, 2003. The increase is attributable to the Company's $736,257 net loss during the year partially offset by:

     - $68,812 in principal and accrued interest converted into 305,247 shares of the Company's common stock,

     - 48,680,000 shares of the Company's common stock issued for net proceeds of $448,400 ($57,000 had been received prior to February 28, 2002 and recorded in common stock subscribed),

     - 162,500 shares of common stock issued for consulting services valued at $6,500, and

     - an increase of $28,496 to additional paid in capital representing the fair value of 167,622 additional shares issued under a special reduced conversion rate of $0.05 per share (from $0.50 per share) on certain subordinated convertible debentures.

        LIQUIDITY AND CAPITAL RESOURCES

        During fiscal 2003, the Company used $523,517 in cash from operating activities primarily as a result of the $736,257 operating loss for the year offset by non-cash adjustments and certain changes in various working capital balances. Cash provided by investing activities during fiscal 2003 amounted to $55,468 and was primarily the result of partial collection of deposits ($64,188), proceeds from the sale of a racehorse ($31,529) offset by the cost of acquiring a second racehorse ($40,249). Cash provided by financing activities during fiscal 2003 amounted to $448,400, which resulted from private placements of shares of the Company's common stock.

        The revenues of the Company during the year ended February 28, 2003 were insignificant in comparison to the costs of the Company and therefore did not play a significant role in financing operations. Management has decided to pursue a business strategy that still involves the horseracing industry. The Company has acquired a few racehorses and continues to evaluate other horseracing-related opportunities.

        The Company continues to be successful in raising sufficient funds to offset operating losses. The Company issued 48,680,000 common shares under two different private placement (48,215,000 at $0.01 per share and 465,000 at $0.05 per share) for total proceeds of $505,400 ($57,000 of which had been received prior to February 28, 2002 and was recorded in common stock subscribed). There can be no assurance that the Company's ability to raise through private placements will continue.

        Management is hopeful that the future business direction of the Company will substantially decrease the history of operating losses and provide the ability to improve the Company's liquidity.

        The Company does not have any material sources of liquidity or off balance sheet arrangements or transactions with unconsolidated subsidiaries.

         The Company will require additional capital over the next year in order to satisfy existing liabilities and to provide funding to achieve its future business plans. Failure to obtain such capital could adversely impact the Company's operations and prospects.

        INFLATION

        The effect of inflation on the Company has not been significant during the last two fiscal years.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEPENDENT AUDITORS' REPORT



To the Stockholders of
TrackPower, Inc.

We have audited the accompanying balance sheet of TrackPower, Inc., as of February 28, 2003, and the related statements of operations, changes in stockholders' deficiency and cash flows for the year ended February 28, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trackpower, Inc. at February 28, 2003, and the results of its operations and its cash flows for the year ended February 28, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At February 28, 2003 the Company had a working capital deficit of $1,451,540 and an accumulated deficit of $24,664,599. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans in regard to these matters are also discussed in note 1.



Toronto, Ontario                                       /s/ Mintz & Partners, LLP
June 10, 2003                                          Chartered Accountants

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and
Board of Directors of
TrackPower, Inc.


We have audited the accompanying statements of operations, changes in stockholders' deficiency and cash flows of TrackPower, Inc. for the year ended February 28, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of TrackPower, Inc. for the year ended February 28, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficit and has sustained operations to date through funding from the issuance of common stock and convertible debt and other securities, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                  /s/ PKF
                                                  Certified Public Accountants
                                                  A Professional Corporation


New York, New York
June 10, 2002

                                TRACKPOWER, INC.

                                  Balance Sheet
                                February 28, 2003


                                     Assets


Current assets
     Cash and cash equivalents                                                                   $            492
     Marketable securities (notes 2 and 3)                                                                    800
     Other current assets                                                                                     293
                                                                                                    ---------------
                  Total current assets                                                                      1,585

Racehorse and office equipment, at cost, net of accumulated depreciation
 of $22,120 (note 4)                                                                                       61,768
                                                                                                    ---------------

                  Total assets                                                                   $         63,353
                                                                                                    ===============


                             Liabilities and Stockholders' Deficiency


Current liabilities
     Accounts payable (including $98,075 due to related parties, note 8)                         $          394,605
     Accrued expenses
         Interest                                                                                           113,347
         Transponder fees (note 7)                                                                          400,000
         Directors' fees                                                                                     65,500
         Professional fees                                                                                   20,673
         Other                                                                                                2,000
     Convertible debentures (note 6)                                                                        436,000
     Note payable (note 5)                                                                                   21,000
                                                                                                    ---------------
                  Total current liabilities                                                               1,453,125
                                                                                                    ---------------

Commitments and contingencies (note 11)

Stockholders' deficiency (note 10)
     Convertible preferred stock, no par value; unlimited
      shares authorized, no shares issued and outstanding                                                         -
     Common stock, $.0001 par value; unlimited shares
      authorized, 191,066,203 shares issued and outstanding                                                  19,106
     Additional paid-in capital                                                                          23,255,721
     Accumulated (deficit)                                                                              (24,664,599)
                                                                                                    ---------------
                  Total stockholders' deficiency                                                         (1,389,772)
                                                                                                    ---------------

                  Total liabilities and stockholders' deficiency                                 $           63,353
                                                                                                    ===============

See notes to financial statements

                                TRACKPOWER, INC.

                             Statement of Operations


                                                                                                     Year Ended
                                                                                                     February 28
                                                                                         -----------------------------------
                                                                                              2003                2002
                                                                                         ----------------    ---------------
Revenues (note 2)
     Purse winnings and other                                                         $         14,829    $         17,101
     Other                                                                                       3,182                   -
                                                                                         ----------------    ---------------
                  Total revenues                                                                18,011              17,101
                                                                                         ----------------    ---------------
Costs and expenses
     Wages and consulting fees                                                                 285,040             427,596
     Management fees (note 11)                                                                       -             235,785
     Management fees - related party (note 8)                                                        -             189,735
     Trainer and equine fees                                                                    23,162                   -
     Advertising                                                                                    37              25,842
     Professional fees                                                                         102,828              96,014
     General and administrative                                                                151,856             238,851
     Depreciation and amortization                                                              11,833              13,041
     Interest expense (notes 5 and 6)                                                           34,943              66,331
     Non-cash financing expenses (notes 6 and 10)                                               28,496              87,636
     Writeoff of non-refundable acquisition deposits (note 2)                                   73,635              30,000
     Loss on sale of racehorse                                                                  18,471                   -
     Loss on disposal of assets                                                                 17,567                   -
     Realized loss on marketable securities (note 3)                                             6,400             254,100
                                                                                         ----------------    ---------------

                  Total costs and expenses                                                     754,268           1,664,931
                                                                                         ----------------    ---------------
                                                                                         ----------------    ---------------

                  Net (loss)                                                                  (736,257)         (1,647,830)

     Preferred dividends (note 10)                                                                   -             (64,167)
                                                                                         ----------------    ---------------

                  Net (loss) applicable to common stockholders                        $       (736,257)   $     (1,711,997)
                                                                                         ----------------    ---------------

     Basic net loss per share of common stock                                         $         (0.004)   $          (0.03)
                                                                                         ----------------    ---------------

     Weighted average number of common shares outstanding                                  171,884,005          57,528,734
                                                                                         ----------------    ---------------

See notes to financial statements

                                TRACKPOWER, INC.

                Statement of Changes in Stockholders' Deficiency
                   For Years Ended February 28, 2003 and 2002


                                                                      Preferred Stock                        Common stock
                                                             ----------------------------------    ---------------------------------
                                                                 Shares             Amount             Shares             Amount
                                                             ---------------    ---------------    ----------------    -------------
Balance,  February 29, 2001                                    1,000,000     $     1,000,000         47,340,398     $        4,734
Debenture conversion to common stock                                   -                   -          2,374,401                237
Common stock dividend on preferred stock                               -                   -            985,144                100
Private placements                                                     -                   -         83,135,342              8,313
Issuance of stock in settlement of outstanding debts
and contract terminations                                              -                   -          5,563,171                556
Issuance of shares for consulting fees                                 -                   -          1,220,000                122
Issuance of shares for employee severance                              -                   -            100,000                 10
Preferred shares conversion to common stock                   (1,000,000)         (1,000,000)                 -                  -
Net loss for the year ended
 February 28, 2002                                                     -                   -                  -                  -
                                                             ---------------    ---------------    ----------------    -------------
Balance,  February 28, 2002                                            -                   -        140,718,456             14,072

Debenture conversion to common stock                                   -                   -            305,247                 30
Private placements                                                     -                   -         48,680,000              4,868
Issuance of shares for consulting services                             -                   -            162,500                 16
Adjustment arising from common stock issued in prior
period                                                                 -                   -            200,000                 20
Adjustment arising from additional common stock issued
to former debenture holders pursuant to conversion of
debentures (note 6)                                                    -                   -                  -                  -
Issuance of common stock arising from preferred share
conversion                                                             -                   -          1,000,000                100
Net loss for the year ended
 February 28, 2003                                                     -                   -                  -                  -
                                                             ---------------    ---------------    ----------------    -------------
Balance, February 28, 2003                                             -     $             -        191,066,203     $       19,106
                                                             ---------------    ---------------    ----------------    -------------


                                                          Additional          Common
                                                            Paid-in            Stock            Accumulated
                                                            Capital         Subscribed           (Deficit)              Total
                                                         --------------    --------------     -----------------     ---------------

Balance,  February 29, 2001                           $    18,755,497   $             -    $      (22,216,345)   $     (2,456,114)
Debenture conversion to common stock                          856,761                 -                     -             856,998
Common stock dividend on preferred stock                       64,067                 -               (64,167)                  -
Private placements                                          1,448,454            57,000                     -           1,513,767
Issuance of stock in settlement of outstanding debts
and contract terminations                                     379,700                                       -             380,256
Issuance of shares for consulting fees                        142,078                 -                     -             142,200
Issuance of shares for employee severance                       4,990                 -                     -               5,000
Preferred shares conversion to common stock                         -         1,000,000                     -                   -
Net loss for the year ended
 February 28, 2002                                                  -                 -            (1,647,830)         (1,647,830)
                                                         --------------    --------------     -----------------     ---------------
Balance,  February 28, 2002                                21,651,547         1,057,000           (23,928,342)         (1,205,723)

Debenture conversion to common stock                           68,782                 -                     -             68,812
Private placements                                            500,532           (57,000)                    -            448,400
Issuance of shares for consulting services                      6,484                 -                     -              6,500
Adjustment arising from common stock issued in prior
period                                                            (20)                                      -                  -
Adjustment arising from additional common stock issued
to former debenture holders pursuant to conversion of
debentures (note 6)                                            28,496                 -                     -             28,496
Issuance of common stock arising from preferred share
conversion                                                    999,900        (1,000,000)                    -                  -
Net loss for the year ended
 February 28, 2003                                                  -                 -              (736,257)           (736,257)
                                                         --------------    --------------     -----------------     ---------------
Balance, February 28, 2003                            $    23,255,721   $             -    $      (24,664,599)   $     (1,389,772)
                                                         --------------    --------------     -----------------     ---------------

See notes to financial statements

                                TRACKPOWER, INC.

                             Statement of Cash Flows


                                                                                                      Year Ended
                                                                                                      February 28
                                                                                         -----------------------------------
                                                                                              2003                2002
                                                                                         ----------------    ---------------
Operating activities
     Net (loss)                                                                       $       (736,257)   $     (1,647,830)
     Adjustments to reconcile net (loss) to net cash
      (used) by operating activities:
        Depreciation and amortization                                                           11,833              13,041
        Realized loss on marketable securities                                                   6,400             254,100
        Non-cash financing expense                                                              28,496                   -
        Loss on disposal of assets                                                              17,567                   -
        Write-off of deposits                                                                   68,910              30,000
        Loss on sale of racehorse                                                               18,471                   -
        Issuance of common stock in conjunction with debt conversion                                 -              87,636
        Issuance of common stock for employee severance                                              -               5,000
        Issuance of common stock for consulting services                                         6,500             100,200
     Changes in:
        Accounts and other receivables                                                               -              44,873
        Prepaid expenses                                                                             -              21,000
        Other current assets                                                                      (293)                  -
         Accounts payable                                                                       44,037             142,187
         Accrued expenses                                                                       10,819             149,765
                                                                                         ----------------    ---------------
                  Net cash (used) by operating activities                                     (523,517)           (800,028)
                                                                                         ----------------    ---------------
Investing activities
     Purchase of racehorse and office equipment                                                (40,249)            (60,110)
     Proceeds from sale of racehorse                                                            31,529                   -
     Acquisition (deposits) collections                                                         64,188            (163,097)
     Purchase of marketable securities                                                               -            (239,700)
                                                                                         ----------------    ---------------
                  Net cash provided (used) by investing activities                              55,468            (462,907)
                                                                                         ----------------    ---------------
Financing activities
     Proceeds from private placements                                                          448,400           1,371,603
     Change in bank overdraft                                                                        -                (397)
     Borrowings under (repayments of) notes payable                                                  -             (88,130)
                                                                                         ----------------    ---------------
                  Net cash provided by financing activities                                    448,400           1,283,076
                                                                                         ----------------    ---------------

                  Increase (decrease) in cash and cash equivalents                             (19,649)             20,141

Cash and cash equivalents, beginning of year                                                    20,141                   -
                                                                                         ----------------    ---------------

Cash and cash equivalents, end of year                                                $            492    $         20,141
                                                                                         ----------------    ---------------

Noncash activities:
   During 2003 the Company recorded non-cash financing expense of $28,496 representing the cost of issuing additional shares of its common stock for improved conversion rights for accrued and unpaid interest on certain convertible debentures (note 6).
   During 2003 the Company recorded the issuance of 200,000 shares of its common stock, valued at par value, to a related party as an adjustment arising from common stock issued and not recorded in a prior period.
   During 2003 the Company issued 162,500 shares of its common stock for consulting services provided valued at $6,500. During fiscal 2003 and 2002, the Company issued 305,247 and 2,374,401 shares of its common stock, respectively, upon conversion of long-term debt, which amounted to $68,812 and $856,998, respectively, in principal and accrued interest. The Company did not make any cash interest or tax payments during fiscal 2003 and 2002.

   During fiscal 2002, the Company issued 985,144 shares of its common stock in payment of dividends due on its preferred stock.
   During 2002, 1,000,000 preferred shares valued at $1,000,000 were converted to common stock subscribed.
   During 2002, the Company issued 5,563,171 shares of its common stock in settlement of outstanding accounts payable amounting to $380,256.
   During 2002, the Company issued 1,220,000 shares of its common stock for services and 100,000 of its common stock for employee severance valued at $142,200 and $5,000, respectively.
   During 2002, shares valued at $142,164 were issued under a private placement in settlement of accrued liabilities.

See notes to financial statements

                                TRACKPOWER, INC.

                          Notes to Financial Statements
                                February 28, 2003

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

GOING CONCERN BASIS OF PRESENTATION

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has assets of $63,353, has a working capital deficit of $1,451,540 and a stockholders' deficiency of $1,389,772 at February 28, 2003. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

In order to ensure the success of the new business, the Company will have to raise additional financing to satisfy existing liabilities and to provide the necessary funding for future operations.

DESCRIPTION OF BUSINESS

TrackPower, Inc., (the Company) was incorporated under the laws of the State of Wyoming on June 30, 1993. TrackPower's present business strategy and direction is to acquire racehorses and evaluate other horseracing industry related opportunities.

During the year ended February 28, 2002, the Company acquired its first racehorse. During the year ended February 28, 2003, the Company acquired a second racehorse and disposed of the other racehorse. At present, the Company intends to continue to acquire racehorses and evaluate certain breeding operations and other opportunities in racetrack ownership, all of which management believes will provide a good return on investment.

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

During fiscal 2002, the Company made the decision to terminate the Exclusive Worldwide Distribution Agreement with Post Time Technologies, Inc. and to cease pursuing the business strategy of combining information kiosks and ATMs in racetracks and gaming related facilities. The Company also terminated the 4CASH ATM Services Agreement with 4CASH ATM Services Canada Inc. Both of these contracts were terminated with the mutual consent of the other party. The 4CASH agreement was terminated in November 2001 and the PTT agreement was terminated in December 2001. The reason for terminating the agreements was that the Board of Directors concluded the contracts were currently not to be in the best interests of the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


A.       USE OF ESTIMATES

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

                                TRACKPOWER, INC.

                                February 28, 2003


B.       REVENUE RECOGNITION

Revenue is recorded when earned and consists of:

         PURSE WINNINGS

         The Company receives purse winnings for racehorses acquired in fiscal 2002 and 2003.


C.       MARKETABLE SECURITIES

The Company's marketable securities consist of common stock of publicly quoted companies. The securities are considered "available for sale" and therefore have been recorded at market value at the balance sheet date with unrealized gains (losses) included as a separate component of stockholders' deficiency. Any unrealized losses which are considered "other than temporary" are classified as realized losses through operations (see note 3).

 D.      DEPRECIATION

Depreciation of racehorse and office equipment is computed over its estimated useful lives ranging from three to five years using the straight-line method.

E.       ACQUISITION DEPOSITS

The Company is obligated to make certain non-refundable cash deposits on proposed acquisitions and transactions. The deposits are recorded within current assets and are occasionally examined for continuing classification as deposits. When management determines that circumstances have changed and the proposed acquisition transaction has been abandoned the Company recognizes a loss from the write off of the deposit.

During fiscal 2003 and 2002, the Company wrote-off $73,635 and $30,000, respectively, of proposed acquisition related deposits.

F.       INCOME TAXES

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

G.       FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash, accounts payable, accrued expenses, note payable and convertible debentures are carried in the financial statements at amounts which approximate fair value.

H.       ADVERTISING COSTS

The Company expenses the costs of advertising as incurred. Advertising expense amounted to $37 and $25,842 for fiscal 2003 and 2002, respectively.

I.       CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers cash and all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

                                TRACKPOWER, INC.

                                February 28, 2003


J.       CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and marketable securities. The Company places its cash with high quality financial institutions. At no time during the year, the balance at one financial institution exceeded insured limits.

K.       NET LOSS PER SHARE

For both 2003 and 2002, net loss per share has been computed using the net loss for the year divided by the weighted average number of shares outstanding.

Diluted loss per share is not presented as the effects of convertible debentures, warrants and options are anti-dilutive.

L.       ACCOUNTING FOR STOCK OPTIONS

The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", "APB 25", and related interpretations, including the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123). Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the exercise price an employee must pay to acquire the stock. The Company has included in note 10 the impact of the fair value of employee stock-based compensation plans on net loss and net loss per share on a pro forma basis for awards granted pursuant to SFAS 123.

All stock options that have been granted by the Company to employees have been at or above the fair market value of the Company's common stock at the time of grant. As a result, no compensation expense has been recorded within the financial statements of the Company.

The Company will adopt the annual disclosure provisions of SFAS 148 in its financial statements for the year ended February 28, 2004 and will adopt the interim disclosure provisions in our financial statements for the quarter ended May 31, 2003. Since the adoption of SFAS 148 involves disclosure only, the Company does not expect a material impact on our earnings or on our financial position.

NOTE 3 - MARKETABLE SECURITIES

During fiscal 2001, the Company purchased 80,000 shares of common stock of a quoted US entity. These securities are considered "available for sale," and accordingly, are recorded at market value with unrealized gains or losses recorded as a separate component of stockholders' equity (deficit).

During fiscal 2003 and 2002, the Company recorded a realized loss on these marketable securities of $6,400 and $14,400, respectively, on the basis that the unrealized loss was perceived to be an other than temporary impairment of the share value.

During fiscal 2002, the Company purchased 3,840,000 shares of common stock of Simmons Capital Limited (SCL), a related party for $239,700 (see note 8). At the time of the acquisition SCL shares were quoted on the Toronto Stock Exchange. Subsequent to the acquisition, and as a result of adverse business conditions within SCL, the quoted price of the SCL shares had substantially declined. Subsequent to the decline in value, the shares of SCL ceased being quoted on the Toronto Stock Exchange. As a result, management has viewed the decline in the market value of the SCL investment as other than temporary and, accordingly, has recorded a realized loss of $239,700, representing the full value of the SCL investment.

                                TRACKPOWER, INC.

                                February 28, 2003


NOTE 4 - RACEHORSE AND OFFICE EQUIPMENT 3.

                                                                Historical          Accumulated
                                                                   Cost            Depreciation        Net Book Value
                                                               --------------     -----------------    ----------------

             Racehorse                                      $         39,240  $            -         $       39,240
             Office equipment                                         11,603            (5,786)               5,817
             Computer equipment                                        5,484            (3,339)               2,145
             Leasehold improvements                                   27,561           (12,995)              14,566
                                                               ==============     =================    ================
             Total                                          $         83,888  $        (22,120)      $       61,768
                                                               ==============     =================    ================

NOTE 5 - NOTES PAYABLE

Notes payable consists of a 10% promissory note due to SIG Communications Partnership in the amount of $20,000. The note and related accrued interest was due May 16, 2000. During fiscal 2002, accrued interest of $4,500 was added to the note principal. The Company agreed to repay the outstanding balance in monthly payments of $3,500. At February 28, 2003, $3,500 has been repaid. The Company is in default of its agreement.


NOTE 6 - CONVERTIBLE DEBENTURES

8% SENIOR SUBORDINATED CONVERTIBLE DEBENTURES

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

During fiscal 2003, notes, including accrued interest, aggregating $68,812 were converted to 305,247 shares of common stock and an equal amount of warrants to purchase common stock. The conversion incorporated a special privilege, approved by the Board of Directors, whereby the accrued and unpaid interest of $9,312 was converted at a reduced conversion rate of $0.05 per share (from $0.50 per share) and resulted in a non-cash financing charge of $28,496 representing the fair value of the incremental number of shares received.

During fiscal 2002, as an inducement to conversion, the Board of Directors approved a resolution that upon conversion to shares of the Company's common stock, accrued interest would convert at $0.05 per share (reduced from $0.50 per share).

During fiscal 2002, notes, including accrued interest, aggregating $769,362 were converted to 2,374,401 shares of common stock and an equal amount of warrants to purchase common stock. In connection with the fiscal 2002 reduced interest conversion price, the Company recorded an expense amounting to $87,636 attributable to the difference between the original conversion price and the fair value of the shares at the date of conversion. This expense was included in non-cash financing expense in the accompanying statement of operations and as an increase in additional paid-in capital during the year ended February 28, 2002.

Accrued interest on these notes, which was due on October 31, 2002, and 2001 was not paid. The non-payment of interest would be considered an event of default once notice is received from the noteholder. As of June 10, 2003, the Company has not received any notices of default, however the debentures have been classified as current liabilities.

                                TRACKPOWER, INC.

                                February 28, 2003


NOTE 7 - TRANSPONDER FEES

In 1999, the Company signed an agreement with Transponder Encryption Services Corporation ("TESC") to broadcast a simulcast signal of live horseracing to subscribers under the Echostar Dish Network. This agreement provided for a base monthly fee, plus a portion of revenues to be paid to EchoStar for the four-year term of the agreement. Effective August 3, 2000, the agreement was terminated with both parties claiming a breach of contract by the other party. SCL guaranteed the Company's remaining obligations under this agreement (see note
8).

The Company has accrued all fees payable under the agreement to the termination date in August 2000 and has not resolved the matter with TESC.

NOTE 8 - RELATED PARTY TRANSACTIONS

Periodically, the Company advances funds and pays expenses on behalf of related parties and funds are advanced and expenses are paid by related parties on behalf of the Company. These transactions result in non-interest bearing payables or receivables to related parties. At February 28, 2003, net payables to related parties amounted to $98,075. Related parties of the Company include entities under common management.

During fiscal 2002 IRMG Inc. ("IRMG") an entity in which certain directors and officers of the Company were shareholders at the time, charged management fees which amounted to $189,735.

During fiscal 2002, the Company and SCL entered into an agreement whereby: (1) SCL agreed to convert 1,000,000 shares of the Company's preferred stock into common stock; (2) SCL agreed to purchase 7,500,000 shares of the Company's common stock for $75,000; (3) the Company agreed to purchase 3,840,000 shares of SCL for $239,700 (see note 3); (4) SCL agreed to relinquish all warrants held to purchase the Company's common stock and (5) SCL agreed to assume any liabilities of the Company relating to with EchoStar (see note 7).

In each of fiscal 2002 and 2003, the Company acquired a racehorse from King Stables for $50,000 and $35,491 respectively, at an amount of consideration establised and agreed to by both parties. King Stables is owned by the Chief Executive Officer of the Company.

NOTE 9 - INCOME TAXES

The temporary differences between financial reporting and income tax purposes, are primarily net operating loss carryforwards for income tax purposes.

As of February 28, 2003, the deferred tax assets and valuation allowances are summarized as follows:

               Deferred tax assets resulting from
                operating loss carryforwards            $      8,955,000
               Valuation allowance                            (8,955,000)
                                                           ----------------
                                                        $              -
                                                           ----------------
                                                           ----------------

A full valuation allowance has been established against the deferred tax assets, as utilization of the loss carryforwards and realization of other deferred tax assets cannot be reasonably assured. The $258,000 change in the valuation allowance between fiscal 2003 and 2002 is primarily due to an increase in the operating loss carryforward in fiscal 2003.

The Company has available net operating loss ("NOL") carryforwards of approximately $23,700,000 resulting from accumulated operating losses through fiscal 2003. The NOL carryforwards for tax reporting purposes expire in various amounts through the year 2022.

                                TRACKPOWER, INC.

                                February 28, 2003


The use of all of the Company's net operating losses could be limited if, among other things, changes in ownership as defined under Section 382 of the Internal Revenue Code, occur. In addition, the NOL's are not final and are subject to the filing of tax returns and approval by the IRS.

NOTE 10 - STOCKHOLDERS' DEFICIENCY

The Company has the authority to issue an unlimited number of shares of common stock, par value $.0001 per share and an unlimited number of shares of preferred stock, no par value. The holders of shares of common stock are entitled to receive notice of, attend and vote at all meetings of the stockholders. Each share of common stock carries one vote at such meetings.

As of February 28, 2003, there were 191,066,203 shares of common stock issued and outstanding.

During fiscal 2003, the Company raised $448,400 (net of $57,000 subscribed during fiscal 2002 for which common stock was issued during fiscal 2003) by issuing 48,680,000 shares of its common stock under private placements at $0.05 per share (465,000 common shares) and $0.01 per share (48,215,000 common shares).

During fiscal 2003, the Company issued 162,500 shares of its common stock for services valued at $6,500.

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

During 1998, the Company acquired the TrackPower trade name and other intellectual property rights from SCL, a stockholder of the Company. As partial consideration for the assets acquired, the Company agreed to issue 1,000,000 shares of convertible preferred stock which the holder could convert into shares of common stock. The preferred stock is convertible, at the option of the holder, into common stock of the Company at $1 per share at any time, has a cumulative dividend rate of 6% for the first two years and 7% thereafter, payable semi-annually in shares of the Company, is redeemable at the Company's option only for $1,000,000. Dividends on the preferred stock in the amount of $64,167 for the year ended February 28, 2002 and all accrued and unpaid dividends at the time of the conversion of the preferred stock to common stock were paid during fiscal 2002 by the issuance of 985,144 shares of common stock. The preferred stock was converted to common stock during fiscal 2002, which was recorded in common stock subscribed at February 28, 2002 and then subsequently issued in 2003.

Common stock subscribed at February 28, 2002 also included 570,000 shares issuable under the private placement at $0.01 per share.

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

The following is a summary of CSO stock option activity for fiscal 2003 and 2002:

                                                                                                          Weighted
                                                                                                          Average
                                                                  Number           Option Price           Exercise
                                                                of Shares            Per Share             Price
                                                               --------------     -----------------    ----------------
             Balance, February 28, 2001                                5,000       $     0.75         $       0.75
             Granted                                               1,500,000             0.10                 0.10
             Exercised, expired or cancelled                              --
                                                               --------------
             Balance, February 28, 2002                            1,505,000       $                  $       0.10
             Granted                                                      --

                                TRACKPOWER, INC.

                                February 28, 2003

                                                                                                          Weighted
                                                                                                          Average
                                                                  Number           Option Price           Exercise
                                                                of Shares            Per Share             Price
                                                               --------------     -----------------    ----------------
             Exercised, expired or cancelled                      (1,500,000)
                                                               --------------
             Balance, February 28, 2003                                5,000       $                  $       0.75

The following is a summary of outstanding and exercisable CSO options at February 28, 2003:

                  Number of shares                                        5,000
                  Weighted average remaining life                        1 year
                  Weighted average exercise price                         $0.75

1993 EMPLOYEE STOCK COMPENSATION PLAN ("ESC")

The Company has reserved a maximum of 2,000,000 common shares to be issued upon the grant of awards for employees, directors and consultants or advisors. At February 28, 2003, no options were outstanding under this plan.

1993 INCENTIVE STOCK OPTION PLAN ("ISO")

The Company has reserved a maximum of 2,000,000 common shares to be issued upon the exercise of options granted under the ISO plan. Options will be granted under the ISO plan at exercise prices at least equal to the fair market value of the common stock on the date of grant. At February 28, 2003, no options were outstanding under this plan.

1993 NON-STATUTORY STOCK OPTION PLAN ("NSO")

The Company has reserved a maximum of 2,000,000 shares to be issued to key employees upon the exercise of options granted under the NSO plan. Options granted under the NSO plan will be at exercise prices to be determined by the Board of Directors or other NSO plan administrator.

The following is a summary of NSO stock option activity for fiscal 2003 and 2002:

                                                                                                          Weighted
                                                                                                          Average
                                                                  Number           Option Price           Exercise
                                                                of Shares            Per Share             Price
                                                               --------------     -----------------    ----------------
             Balance, February 28, 2001                            2,000,000       $                   $   0.50 to 0.90
             Granted                                                      --
             Exercised                                            (1,500,000)
                                                               --------------
             Balance, February 28, 2002                              500,000                           $       0.90
             Granted                                                      --
             Exercised, expired or cancelled                              --
                                                               --------------
             Balance, February 28, 2003                              500,000                           $       0.90

The following is a summary of outstanding and exercisable NSO options at February 28, 2003:

              Number of shares                                         500,000
              Weighted average remaining life                         .25 year
              Weighted average exercise price                            $0.90

                                TRACKPOWER, INC.

                                February 28, 2003


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

                                                                              Year Ended
                                                                              February 28
                                                                  -------------------------------------
                                                                       2003                 2002
                                                                  ----------------     ----------------

                Net loss - as reported                         $         (736,257)  $       (1,647,830)
                Net loss - pro forma                                     (736,257)          (1,692,830)
                Loss per share - as reported                               (0.004)               (0.03)
                Loss per share - pro forma                                 (0.004)               (0.03)

The fair value of options granted in 2002 was $45,000 and were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions, dividend yield of 0%; expected volatility of 100%, risk-free interest rate of 6%; and expected life of 1 year. There were no options granted during fiscal 2003.

WARRANTS

The following is a summary of warrant activity for fiscal 2003 and 2002:

                                                                     Number
                                                                  of Shares to
                                                                 Purchase under
                                                                    Warrants                    Expiry Date
                                                               ---------------------    -----------------------------

             Balance, February 28, 2001                           13,377,074
             Issued                                                4,374,401            March 5, 2004 to July 31, 2004
             Cancelled                                            (1,000,000)
                                                               ---------------------
             Balance, February 28, 2002                           16,751,475
             Issued                                                  305,247            March 6, 2005
             Expired                                                (600,000)
                                                               ---------------------
             Balance, February 28, 2003                           16,456,722


Warrants outstanding at February 28, 2003 consists of the following:

                                                                                   Exercise              Number
                         Issue Date                  Expiration Date                Price               of Shares
                 ---------------------------     -------------------------    -------------------    ----------------
                 April 17, 1998                  April 17, 2003            $                0.30           205,000
                 July 28, 1998                   July 28, 2003                              0.30            60,000
                 March 31, 1999                  March 31, 2004                             0.15           375,030
                 April 29, 1999 (a)              April 29, 2004                     1.58 to 2.53         5,000,000
                 December 17, 1999               December 17, 2004                          2.50           806,679

                                TRACKPOWER, INC.

                                February 28, 2003

                                                                                   Exercise              Number
                         Issue Date                  Expiration Date                Price               of Shares
                 ---------------------------     -------------------------    -------------------    ----------------
                 March 30, 2000                  March 30, 2003                             0.75           200,000
                 October 31, 2000                October 31, 2003                           0.75         3,339,413
                 December 15, 2000               December 15, 2003                          0.75         1,518,861
                 February 16, 2001               February 16, 2004                          0.75             5,451
                 February 23, 2001               February 23, 2004                          0.75           266,640
                 March 5, 2001                   March 5, 2004                              0.75            43,360
                 March 9, 2001                   March 9, 2004                              0.75           438,622
                 March 16, 2001                  March 16, 2004                             0.75           136,889
                 July 31, 2001                   July 31, 2004                              0.75           391,556
                 December 31, 2001               December 31, 2004                          0.75         1,363,974
                 June 12, 2001                   June 12, 2004                              0.10         2,000,000
                 March 6, 2002                   March 6, 2005                              0.75           305,247
                                                                                                     ----------------
                                                                                                        16,456,722
                                                                                                     ----------------

(a) In connection with a wagering agreement entered into in fiscal 2000, the Company issued warrants to purchase 5,000,000 common shares. The warrants are exercisable one million shares each year at (1) $1.58, (2) $1.82, (3) $2.05, (4) $2.29, and (5) $2.53 and are exercisable for a five-year period. The agreement contains one five-year renewable option.

Should all outstanding warrants be exercised, the total additional consideration available to the Company is approximately $18,629,962. A maximum of 16,456,722 common shares would be issued.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

Commitments

LEASES

The Company is committed under a vehicle leases until October 2006. Total monthly lease payments are approximately $1,189. Minimum annual lease payments for the years ended February 28, 2004, 2005 and 2006 total $14,271 each year and $9,514 during the year ended February 28, 2007.

MANAGEMENT FEES

During fiscal 2002, in connection with the termination of the distribution agreement with PTT as described in note 1, the management agreement between the Company and PTT was also terminated. As part of the settlement, PTT received 2,000,000 shares of the Company's common stock valued at $100,000. Management fees incurred during fiscal 2002 relating to the PTT agreement amounted to $235,785.

Contingencies

LITIGATION

During fiscal 2002, the Company was served with a Statement of Claim by the principals of Sportcalc.com, an entity the Company had considered acquiring. In March 2003, the Company obtained a release, without making a cash settlement to the principals of Sportscalc.com, releasing it from all claims arising from the dispute. The principals of Sportscalc.com determined the suit was no longer worth pursuing.

NOTE 12 - SEGMENTED INFORMATION

During the year the Company operated in one segment - earning purse winnings from racehorses.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On April 28, 2003, TrackPower, Inc. dismissed PKF, Certified Public Accountants, a Professional Corporation ("PKF") as its principal accountants. Such action had been previously approved by the Registrant's Board of Directors. PKF's reports on the financial statements of the company for the past two years did not contain an adverse opinion or disclaimer of opinion, and were not modified as to audit scope or accounting principles. PKF's reports dated June 10, 2002 and May 31, 2001 each contained a paragraph expressing substantial doubt about the Registrant's ability to continue as a going concern. From the time of PKF's appointment as the company's auditors on June 25, 1999, through April 28, 2003 there has been no disagreements with PKF on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PKF, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. During the two most recent fiscal years and through April 28, 2003 there have been no reportable events.


         On April 28, 2003, the Registrant retained Mintz & Partners LLP of Toronto, Ontario, Canada, as the company's independent accountants to conduct an audit of the Registrant's financial statements for the fiscal year ended February 28, 2003. This action was previously approved by the Registrant's Board of Directors.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Information required by this Item will be set forth in either (i) the Company's definitive proxy statement for the 2003 Annual Meeting of Stockholders, or (ii) an amendment to this Report on Form 10-KSB/A, which in either case will be filed with the Securities and Exchange Commission not later than 120 days after February 28, 2003, and which information is incorporated herein by reference.


ITEM 10. EXECUTIVE COMPENSATION

         Information required by this Item will be set forth in either (i) the Company's definitive proxy statement for the 2003 Annual Meeting of Stockholders, or (ii) an amendment to this Report on Form 10-KSB/A, which in either case will be filed with the Securities and Exchange Commission not later than 120 days after February 28, 2003, and which information is incorporated herein by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this Item will be set forth in either (i) the Company's definitive proxy statement for the 2003 Annual Meeting of Stockholders, or (ii) an amendment to this Report on Form 10-KSB/A, which in either case will be filed with the Securities and Exchange Commission not later than 120 days after February 28, 2003, and which information is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this Item will be set forth in either (i) the Company's definitive proxy statement for the 2003 Annual Meeting of Stockholders, or (ii) an amendment to this Report on Form 10-KSB/A, which in either case will be filed with the Securities and Exchange Commission not later than 120 days after February 28, 2003, and which information is incorporated herein by reference.

ITEM 14. CONTROL PROCEDURES

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

10.06        AGREEMENT, DATED JANUARY 15, 1998, BETWEEN SIMMONDS CAPITAL LIMITED AND THE REGISTRANT (incorporated by reference to Exhibits 2 through .6 of the Registrant's Form 8-K, dated May 7, 1998).

EXHIBIT                                                           DOCUMENT

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

10.09        PLACEMENT AGENT AGREEMENT, DATED JULY 28, 1998 BETWEEN THE REGISTRANT AND PELLINORE, FOR ITSELF AND AS AGENT FOR
             FOR CERTAIN INVESTORS (incorporated by reference to Exhibit 1 of the Registrant's Form 8-K dated September 10, 1998).

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

   Date:  June 13, 2003

                             TRACKPOWER, INC.

By:

                                       /s/ John G. Simmonds
                                       -----------------------------------------
                                           John G. Simmonds,  CEO/CFO/Director


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                   TITLE                                         DATE
/s/ John G. Simmonds
---------------------------------
     John G. Simmonds                  Chairman/CEO/CFO/Director                     June 13, 2003
                                       (principal executive & accounting officer)


/s/ Kenneth A. Adelberg
---------------------------------
     Kenneth A. Adelberg               Director                                      June 13, 2003


/s/ Arnold Smolen
---------------------------------
     Arnold Smolen                     Director                                      June 13, 2003


                    PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

I, John G. Simmonds, certify that:

1.   I have reviewed this annual report on Form 10-KSB of TrackPower, Inc.;
2. Based on my knowledge this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
          (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
          (a) All significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 13, 2003                        By:      /s/ John G. Simmonds
                                                     --------------------
                                                     John G. Simmonds
                                                     Principal Executive Officer

                    PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, John G. Simmonds, certify that:

1.   I have reviewed this annual report on Form 10-KSB of TrackPower, Inc.;
2. Based on my knowledge this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
          (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
          (a) All significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 13, 2003                        By:      /s/ John G. Simmonds
                                                     --------------------
                                                     John G. Simmonds
                                                     Principal Financial Officer