Form 10KSB/A
period 2003-02-28
TRACKPOWER INC
filed 2003-06-30
CIK 819927

     As filed with the Securities and Exchange Commission on June 30, 2003

================================================================================

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
   New York, New York 10005         (Registrant's Telephone No. incl. area code)

Securities registered pursuant to              Common Stock, par value
   Section 12(b) of the Act                        $.0001 per share

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

================================================================================

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following persons are all of the directors and executive officers of TrackPower, Inc. (the "Company" or "TrackPower"):

     JOHN G. SIMMONDS, 52, was appointed Chairman of the Board, a Director and Chief Executive Officer of the Company effective January 29, 1998. Mr. Simmonds is an entrepreneur with several years' experience in the horse industry. Mr. Simmonds has been involved in various business opportunities including distribution, wireless products, manufacturing and golf course development. Mr. Simmonds is Chairman of the Board and Chief Executive Officer of Wireless Age Communications, Inc. and Pivotal Self Service Technologies Inc. He has served on several boards during his business career.

     KENNETH J. ADELBERG, 50, has been a Director of the Company since April 1, 1996. Mr. Adelberg, who holds Bachelor of Science degrees in Biophysics and Psychology from Pennsylvania State University, and studied for an MBA, is the President and Chief Executive Officer of HiFi House Group of Companies; a founding shareholder and currently a director of Republic First Bancorp; and a founding shareholder and former director of U.S. Watts. Since 1995, Mr. Adelberg has also been a director of Global Sports Inc., a Nasdaq-listed (Small-Cap) company. Mr. Adelberg is also a director of Wirless Age Communications, Inc.

     ARNOLD K. SMOLEN, 60, graduated from the Philadelphia College of Pharmacy and Science with a Bachelor of Science degree in 1965. Until 1994, Mr. Smolen owned and operated his own chain of Pharmaceutical stores. He is presently a consultant of Northwest Tennis, Inc. and is Executive Vice President and Principal of Percival Financial Partners. Mr. Smolen has been actively involved as a breeder of thoroughbred racehorses in the Mid-Atlantic area for over twenty-five years and is a licensed owner in Maryland, West Virginia, Delaware, New Jersey, Pennsylvania and New York.

Executive Officers and Significant Employees

     CARRIE J. WEILER, 44, Secretary of the Company since February 1998. Ms. Weiler is Corporate Secretary of Wireless Age Communications, Inc. and Pivotal Self-Service Technologies Inc. Ms. Weiler has several years experience in corporate administration, human resources and accounts receivable management. Ms. Weiler serves a key liaison between the Company's management, Board of Directors and its various committees.

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

     For the year ended February 28, 2003, some of the current directors and officers were delinquent in filing the forms required to be filed under Section 16 of the Securities Exchange Act of 1934, as amended.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth information concerning the compensation for services in all capacities for the fiscal years ended February 28, 2003, February 28, 2002 and February 28, 2001 of those persons who were, during all or part of the fiscal year ended February 28, 2003, executive officers of the Company.

---------------------------------------------------------------------------------------------------------------------
                                       ANNUAL COMPENSATION                            LONG TERM COMPENSATION
---------------------------------------------------------------------------------------------------------------------
                                                                                       AWARDS             PAYOUTS
---------------------------------------------------------------------------------------------------------------------
                                                                  Other       Restricted
    Name and Principal                                            Annual        Stock       Options/         LTIP
         Position             Year      Salary      Bonus      Compensation     Awards       SARs(#)       Payouts
---------------------------------------------------------------------------------------------------------------------
John G. Simmonds,            2003      $203,204      None        $14,268         None         None           None
Chairman of the Board,       2002      $166,667      None         $9,500         None         None           None
Chief Executive Officer      2001         (1)        (1)           (1)           None         None           None
and President
---------------------------------------------------------------------------------------------------------------------
Carrie J. Weiler,            2003       $50,000      None          None          None         None           None
Vice President and           2002       $59,095      None          None          None         None           None
Corporate Secretary          2001         (1)        (1)           (1)           None         None           None
---------------------------------------------------------------------------------------------------------------------

(1) The Company paid for the services of Mr. Simmonds and Ms. Weiler through a management services agreement with IRMG Inc. during fiscal 2001. The management services contract was terminated effective May 31, 2001.

     The Company has no long-term incentive plan.

OPTION GRANTS TABLE FOR FISCAL 2003

     The Company did not grant any options to directors or executive officers under any stock option plans during the fiscal year ended February 28, 2003.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

     The following table sets forth information regarding the exercise of stock options during the last fiscal year by the executives named in the Summary Compensation Table and the fiscal year-end value of unexercised options.

--------------------------------------------------------------------------------------------------------------------
                                                                                                    Value of
                                                                                                   Unexercised
                                                                                                   In-the-Money
                                                                           Number of               Options at
                                                                           Unexercised          February 28, 2003
                                 Shares Acquired         Value             Options at             exercisable/
            Name                   on Exercise          Realized        February 28, 2003       unexercisable(1)
--------------------------------------------------------------------------------------------------------------------
John G. Simmonds                        0                  $0                   0                      NA
--------------------------------------------------------------------------------------------------------------------
Carrie J. Weiler                        0                  $0                   0                      NA
--------------------------------------------------------------------------------------------------------------------

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     Set forth below is certain information with respect to persons known by the Company to own beneficially, as of February 28, 2003, 5% or more of the outstanding shares of its Common Stock:

--------------------------------------------------------------------------------------------------------------------
                                                           Amount and Nature                       Percent
             Name and Address of                             of Beneficial                     of Common Stock
              Beneficial Owner                                 Ownership                             (1)
--------------------------------------------------------------------------------------------------------------------
1500450 Ontario Limited                                        16,046,150                            8.4%
119 Alexis Boulevard
North York, Ontario M3H 2P8
--------------------------------------------------------------------------------------------------------------------
Kenneth J. Adelberg                                            15,992,269                            8.4%
609 Longchamps Drive
Devon, PA 19333
--------------------------------------------------------------------------------------------------------------------

(1)  Based on 191,066,203 shares outstanding at June 20, 2003.

SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth the beneficial ownership of Common Stock of the Company as of February 28, 2003, by each director, each executive officer named in the Summary Compensation Table, and by all directors and executive officers of the Company as a group:

-------------------------------------------------------------------------------------
                                          Amount and Nature           Percent
         Name and Address of                of Beneficial        of Common Stock
          Beneficial Owner                  Ownership (1)               (2)
-------------------------------------------------------------------------------------
John G. Simmonds (3)                          6,681,878                 3.5%
13980 Jane Street, King City,
Ontario, Canada  L7B 1A3
-------------------------------------------------------------------------------------
Kenneth J. Adelberg                          15,992,269                 8.4%
1001 Sussex Blvd.
Broomall, Pennsylvania  29008
-------------------------------------------------------------------------------------
Arnold Smolen (4)                             1,043,856                 0.5%
2515 Boston St. Unit 1103
Baltimore, Maryland 21224
-------------------------------------------------------------------------------------
Carrie J. Weiler                              5,537,467                 2.9%
13980 Jane Street, King City
Ontario, Canada L7B 1A3
-------------------------------------------------------------------------------------
All Executive Officers and Directors         29,255,470                 15.3%
as a group, including those named
above (4 persons)
-------------------------------------------------------------------------------------

(1) Except as otherwise indicated below, each named person has voting and investment power with respect to the securities owned by them.

(2)  Based on 191,066,203 shares outstanding at June 20, 2003.

(3) Represents (a) 4,474,836 shares of the Company's common stock; (b) 104,222 warrants to purchase the Company's common stock at an exercise price of $2.50 per share, issued December 17, 1999; (c) 162,000 warrants to purchase common stock of the Company at $0.75 per share issuable upon the conversion of convertible debentures described in (b) above; (d) 265,139 shares of the Company's common stock owned by Mr. Simmonds' wife; (e) 790,950 shares of the Company's common stock held in trust by Mr. Simmonds' wife for Mr. Simmonds' son Jack Simmonds; (f) 26,056 warrants to purchase the Company's common stock at an exercise price of $2.50 per share, issued December 17, 1999 owned by Mr. Simmonds' wife; (g) 26,056 warrants to purchase the Company's common stock at an exercise price of $2.50 per share, issued December 17, 1999 held in trust by Mr. Simmonds' wife for Mr. Simmonds' son Jack Simmonds; (h) 50,000 warrants to purchase common stock of the Company at $0.75 per share held by Mr. Simmonds' wife in trust for Mr. Simmonds' son Jack Simmonds; (i) 52,000 warrants to purchase common stock of the Company at $0.75 per share held by Mr. Simmonds' wife in trust for Mr. Simmonds' son Henry Simmonds; and (j) 730,619 shares of the Company's common stock held by Mr. Simmonds' wife in trust for Mr. Simmonds' son Henry Simmonds.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As of June 20, 2003, 1500450 Ontario Limited owns an aggregate of 16,046,150 shares of common stock of TrackPower, representing 8.4% of the aggregate shares of common stock of TrackPower outstanding, based on 191,066,203 shares outstanding. 1500450 Ontario Limited acquired 11,056,150 of these securities from Simmonds Capital Limited through debt settlement with a secured lender of SCL.

     During the years ended February 28, 2002 and 2001 TrackPower paid certain related parties a fee for management services. During the year ended February 28, 2001 the Company paid SCL a fee of $25,000 per month for the services of Mr. Simmonds, Ms. Weiler and others. On January 1, 2001 the management services contract for the services of Mr. Simmonds, Ms. Weiler and others was transferred to IRMG Inc., a private Ontario management consulting services company, in which for the period January through June 2001, Mr. Simmonds and Ms. Weiler held an ownership position and were directors and officers. The monthly fee was $75,000 per month for the period January 1, 2001 to April 2001. In September 2001 the Company issued 1,563,171 common shares to shareholders of IRMG (including Ms. Weiler) in payment of a portion of the management services provided by IRMG for the period January 1, 2001 to May 31, 2001. Since May 31, 2001 the Company has paid Ms. Weiler and Mr. Simmonds directly for their services.

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

     In each of fiscal 2002 and 2003, the Company acquired a racehorse from King Stables for $50,000 and $39,241 respectively, at an amount of consideration established and agreed to by both parties. King Stables is owned by Mr. Simmonds.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.

EXHIBIT                           DOCUMENT
--------------------------------------------------------------------------------
2         PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR
          SUCCESSION

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

     (b)  REPORTS ON FORM 8-K

               None

                                   SIGNATURES

     In accordance with sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereto duly authorized individual.

     Date: June 30, 2003

                             TRACKPOWER, INC.

By:

                             /s/ John G. Simmonds
                             -------------------------------------------
                                 John G. Simmonds,  CEO/CFO/Director

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                   TITLE                                         DATE
--------------------------------------------------------------------------------------------------

/s/ John G. Simmonds
-------------------------------
     John G. Simmonds                  Chairman/CEO/CFO/Director                     June 30, 2003
                                       (principal executive & accounting officer)


/s/ Kenneth A. Adelberg
-------------------------------
     Kenneth A. Adelberg               Director                                      June 30, 2003

/s/ Arnold Smolen
-------------------------------
     Arnold Smolen                     Director                                      June 30, 2003

                    PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

I, John G. Simmonds, certify that:

1.   I have reviewed this annual report on Form 10-KSB/A of TrackPower, Inc.;

2. Based on my knowledge this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: June 30, 2003                        By: /s John G. Simmonds
                                               ---------------------------
                                               John G. Simmonds
                                               Principal Executive Officer

                    PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, John G. Simmonds, certify that:

1.   I have reviewed this annual report on Form 10-KSB/A of TrackPower, Inc.;

2. Based on my knowledge this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: June 30, 2003                        By: /s/ John G. Simmonds
                                               ---------------------------
                                               John G. Simmonds
                                               Principal Financial Officer