Form 10QSB
period 2003-05-31
TRACKPOWER INC
filed 2003-07-15
CIK 819927

      As filed with the Securities and Exchange Commission on July 15, 2003

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the Quarterly Period Ended May 31, 2003

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

                 YES /X/                           NO / /

The number of shares outstanding of each of the Registrant's class of common equity, as of May 31, 2003 are as follows:

          CLASS OF SECURITIES              SHARES OUTSTANDING
    Common Stock, $.0001 par value             191,066,203

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TRACKPOWER, INC.


                                    INDEX


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)
                Balance Sheet..........................................  3
                Statements of Operations and Comprehensive Income
                (Loss).................................................  4
                Statements of Cash Flows...............................  5
                Notes to Financial Statements..........................  6

Item 2.    Management's Discussion and Analysis or Plan of Operation...  8


PART II.   OTHER INFORMATION

Item 1.    Litigation.................................................. 14

Item 2.    Change in Securities and Use of Proceeds.................... 14

Item 3.    Defaults Upon Senior Securities............................. 14

Item 4.    Submission of Matters to a Vote of Security Holders......... 14

Item 5.    Other Information........................................... 14

Item 6.    Exhibits and Reports on Form 8-K............................ 15
                     A) Exhibit Schedule
                     B) Reports Filed on Form 8-K

Signatures and Certifications.......................................... 17

                        PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                               TRACKPOWER, INC.
                                BALANCE SHEET
                                 (UNAUDITED)
                                 May 31, 2003


ASSETS
Current Assets:
  Cash                                                $     9,296
  Other current assets                                        293
------------------------------------------------------------------

Total current assets                                        9,589
------------------------------------------------------------------

Racehorse and office equipment                             83,888
  Less: Accumulated depreciation                          (23,950)
------------------------------------------------------------------
     Racehorse and net office equipment                    59,938

------------------------------------------------------------------
TOTAL ASSETS                                          $    69,527
==================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable (including $187,765 due to
     related parties)                                 $   452,554
  Accrued interest                                        122,260
  Accrued Directors' Fees                                  69,250
  Accrued professional fees                                28,173
  Other accrued expenses                                    2,000
  Senior subordinated convertible debentures,
     due October 31, 2004                                 436,000
  Note payable                                             21,000
------------------------------------------------------------------
     Total current liabilities                          1,131,237
------------------------------------------------------------------

Commitments and contingencies
  (see Summary of Significant Accounting Policies)

Shareholders' equity (deficit):
  Convertible preferred stock, no par value,
     unlimited shares authorized, none issued                   -
  Common stock, $.0001 par value; unlimited
     shares authorized, 191,066,203 shares,
     issued and outstanding                                19,106
  Additional paid in capital                           23,255,721
  Accumulated deficit                                 (24,336,537)
------------------------------------------------------------------
     Total shareholders' equity (deficit)              (1,061,710)
------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)  $    69,527
==================================================================


                 See accompanying notes to financial statements.

                               TRACKPOWER, INC.
           STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                 (UNAUDITED)

                                                          Three Months Ended
                                                                May 31,
                                                          2003           2002
                                                          ----           ----
Revenue
   Purse winnings                                        $    540      $  14,241
---------------------------------------------------------------------------------
   Total revenue                                              540         14,241

Operating expenses:
   Wages and consulting fees                               43,058         73,510
   Trainer and equine fees                                  4,718          6,371
   Professional fees                                       11,299         46,854
   General and administrative                              22,965         59,462
---------------------------------------------------------------------------------
   Total operating expenses                                82,040        186,197

Loss from operations                                      (81,500)      (171,956)

Other (income) expenses:
   Gain on extinguishment of debt                        (407,475)             -
   Gain on sale of distribution rights                    (13,713)             -
   Realized loss on marketable securities                     800              -
   Interest                                                 8,996          8,473
   Non-cash financing expense                                   -         28,496
   Depreciation and amortization                            1,830          2,958
---------------------------------------------------------------------------------
   Total other (income) expenses                         (409,562)        39,927

Net income (loss)                                        $328,062      $(211,883)
=================================================================================

Basic and diluted earnings (loss)
per share of common stock:
Weighted average number of common shares outstanding  191,066,203    148,605,328
Basic earnings (loss) per share                            $0.002        $(0.001)
Diluted earnings (loss) per share                          $0.002        $(0.001)

                                     Comprehensive
                                     Income (Loss)

Net income (loss)                                        $328,062      $(211,883)
Other comprehensive loss:
Unrealized holding loss on marketable securities                -         (2,400)
---------------------------------------------------------------------------------
Comprehensive income (loss)                              $328,062      $(214,283)
---------------------------------------------------------------------------------


                 See accompanying notes to financial statements.

                               TRACKPOWER, INC.
                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                          Three Months Ended
                                                                May 31,
                                                          2003           2002
                                                          ----           ----
-------------------------------------------------------------------------------
NET CASH FROM OPERATIONS
      Net income (loss)                                $328,062      $(211,883)
      Adjustments to reconcile net loss
      to net cash used in operating
      activities:
      Depreciation and amortization                       1,830          2,958
      Loss on marketable securities                         800              -
      Gain on extinguishment of debt                   (407,475)             -
      Non-cash financing expense
      incurred in connection with
      issuance of convertible debentures                      -         28,496
   Changes in:
      Other current assets                                    -         (3,758)
      Accounts payable and accrued expenses              85,587        (43,818)
-------------------------------------------------------------------------------
Net cash (used in) operating activities                   8,804       (228,005)
-------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of racehorse and office equipment                -        (40,247)
-------------------------------------------------------------------------------
Net cash (used in) investing activities                       -        (40,247)
-------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from common stock subscribed                     -        255,000
-------------------------------------------------------------------------------
Net cash provided by financing activities                     -        255,000
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Increase (decrease) in cash                               8,804       (13,252)
-------------------------------------------------------------------------------
CASH, beginning of period                                   492         20,141
-------------------------------------------------------------------------------
CASH, end of period                                    $  9,296      $   6,889
-------------------------------------------------------------------------------

Other noncash activities:

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

                                TRACKPOWER, INC.

                          Notes to Financial Statements
                                  May 31, 2003

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      NATURE OF BUSINESS

      TrackPower's present business strategy and direction is to acquire racehorses and evaluate other horseracing industry related opportunities.

      RECENT DEVELOPMENTS

      RACEHORSES

      During fiscal 2002 the Company acquired its first racehorse and in fiscal 2003 it acquired another racehorse. During the quarter ended August 31, 2002, the Company sold the first of its two racehorses. The second racehorse, which suffered a medical condition in fiscal 2003, has just recently begun winning purses.

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

      Although the Tioga property is not currently licensed, the Company through a partnership, submitted a license application to the New York State Racing and Wagering Board for a harness racing meet. The Commission has deferred the matter of issuing the license until the ownership situation of the Tioga property is resolved.

      Although there can be no assurances, the Company remains hopeful that an ownership transaction will close and that a racing license will ultimately be obtained.

      BASIS OF PRESENTATION

      The accompanying unaudited financial statements of TrackPower, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310 (b) of Regulation S-B. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended May 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended February 28, 2003.

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

      CONTINGENCIES

      During the three month period ended May 31, 2003, the Company recorded a gain of $407,475 on extinguishment of debt. Included in the gain was $400,000 owed to a third party for transponder fee services provided up to August 2000. In 1999, the Company signed an agreement with Transponder Encryption Services Corporation ("TESC") to broadcast a simulcast signal of live horseracing to subscribers under the Echostar Dish Network. This agreement provided for a base monthly fee, plus a portion of revenues to be paid to EchoStar for the four-year term of the agreement. Effective August 3, 2000, the agreement was terminated with both parties claiming a breach of contract by the other party. The Company has attempted to resolve the matter with TESC but has been unable to obtain a response and therefore has opted to remove the liability from the balance sheet. Should the matter result in a future loss, the Company will recognize the loss when it becomes known.

      The Company has also opted to eliminate $7,475 in miscellaneous historic liabilities related to previous business opportunities for which the creditors have ceased communicating with the Company.

      LONG-LIVED ASSETS

      Long-lived assets, including racehorses, are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Fair value is determined by estimated future cash flows and appraised value of the assets.

      MARKETABLE SECURITIES

      The Company holds marketable securities, which consist of common stock of a publicly traded company. During the three month period ended May 31, 2003 the common shares ceased to be traded on NASD's over-the-counter-bulletin-board and accordingly the Company opted to write-off the securities and accordingly recorded a $800 realized loss on marketable securities.

      CONVERTIBLE DEBENTURES

      The senior subordinated convertible debentures bear interest at 8% per annum, payable annually on October 31, commencing on October 31, 2000, and mature October 31, 2004. The debentures are automatically convertible into common stock of the Company upon maturity, at the rate of $0.50 per share. The debentures may also be converted at the option of the Company, as defined, or the holder. Upon conversion, each share of common stock will be accompanied by a three year warrant to purchase common stock at $0.75 per share.

      At May 31, 2003, $436,000 in senior subordinated convertible debentures were outstanding for which interest due on October 31, 2000, 2001 and 2002 remains unpaid. Non payment of interest could constitute an event of default if notice were served. As of July 15, 2003, the Company has not received any notices of default and accordingly has classified such convertible debt as a current liability.

      During the three month period ended May 31, 2002 the Company recorded non-cash financing expenses of $28,496 representing the incremental costs of a special inducement offer to debenture holders upon the conversion of their debentures.

      NET EARNINGS AND LOSS PER SHARE

      Basic loss per common share is based on the weighted average number of shares outstanding during each period presented. Convertible debentures, options to purchase stock and warrants are included as common stock equivalents only when dilutive. Potential common stock equivalents totaling approximately 1.0 million shares at May 31, 2003 have been excluded as the effects of such shares would have been anti-dilutive.

      RECENT ACCOUNTING PRONOUNCEMENTS

      In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement improves and clarifies financial reporting for derivative instruments and hedging activities under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities".

      In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement requires a number of defined financial instruments to be classified as liabilities instead of equity.

      Management does not expect that the adoption of SFAS 149 and 150 will have a material effect on the Company's operations or financial position.

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

      OVERVIEW

      The Company owns a racehorse, which generates purse winnings from races. The Company also continues to pursue the Tioga Downs racetrack ownership opportunity. Tioga Downs consists of approximately 138 acres in New York State, including a 5/8 mile track, a grand stand, horse barns, jockey quarters building, horse auction facility and other necessary buildings to operate a horseracing facility. Management would also like to add video lottery terminals to the facility should the appropriate state legislation be enacted and has made a license application, through a partnership, to the New York Racing and Wagering Board to begin operating a harness racing meet. The Tioga Downs assets have been tied up in a Chapter 11 bankruptcy since January 2003 and the New York Racing and Wagering Commission has deferred the decision on the racing license until the ownership situation is resolved.

      RESULTS OF OPERATIONS

      FOR THE THREE MONTH PERIOD ENDED MAY 31, 2003

      Revenues for the three month period ended May 31, 2003 were $540 compared to $14,241 during the comparative period in the prior year. Revenues consist of purse winnings from the Company's racehorses. The reason for the decline in revenues is due to the Company owning two racehorses during the three month period ended May 31, 2002 and only one during the three month period ended May 31, 2003. In addition the racehorse currently owned suffered a medical condition, during fiscal 2003, that prevented it from racing and has only recently recovered to the point of generating purse winnings.

      Operating expenses totaled $82,040 during the three-month period ended May 31, 2003 substantially down from $186,197 during the comparative period in the prior year.

      Wages and consulting costs were $43,058 during the three month period ended May 31, 2003 compared to $73,510 during the comparative period in the prior year. The wages and consulting costs during the three month period ended May 31, 2002 consisted of $71,720 in executive wages and $1,790 in various consulting costs. The wages and consulting costs in the current period represented the employment costs of executive staff and an allocation of an accounting staff member totaling $43,058.

      General and administrative expenses were $22,965 during the three month period ended May 31, 2003 compared to $59,462 during the comparative period in the prior year. Within general and administrative costs; 1) auto lease, repair and gasoline expenses were $6,714 during the three month period ended May 31, 2003 up from $6,625 in the comparative period in the prior year, 2) rent and insurance expenses were $4,773 in the current quarter and $5,800 in the prior year, 3) directors fees were $3,750 in the current quarter compared to $7,200 in the prior year, 4) telephone and cellular costs were $2,651 during the current quarter, down from $8,565 during the three month period ended May 31, 2002, 5) foreign exchange losses were reduced from $4,945 during the three month period ended May 31, 2002 to $1,618 during the current quarter, 6) employment benefits totaled $1,333 during the current quarter and $1,172 in the comparative period a year ago, 7) corporate fees were $1,218 during the three month period ended May 31, 2003 compared to $2,444 in the comparative period in the prior year, 8) travel, meals and entertainment were reduced from $16,771 during the three month period ended May 31, 2002 to zero in the current quarter, and 9) other miscellaneous costs totaled $908 during the current quarter and were approximately $5,940 a year ago (no individual category of expense exceeding $2,000).

      Professional fees were $11,299 during the current quarter substantially down from $46,854 during the comparative period in the prior year. Accounting fees were $7,500 during the three month period ended May 31, 2003 and $6,500 during the comparative period in the prior year. Legal fees decreased from $40,353 during the three month period ended May 31, 2002 to $3,799 during the current quarter. The decrease is a result of the Company no longer pursuing the Armstrong Holdings acquisition (an entity involved in horse breeding, racing and providing equine services to the standard bred horse industry, for further details please refer to the Management's Discussion and Analysis or Plan of Operations included in the Company's Form 10KSB for the year ended February 28, 2003) and very little activity on the Tioga Downs opportunity.

      Trainer and equine fees totaled $4,718 during the three month period ended May 31, 2003 compared to $6,371 in the comparative period a year ago. Trainer and equine fees were reduced due to the sale of one the Company's racehorses.

      The loss from operations has been reduced, due to the change in business strategy, from $171,956 during the three month period ended May 31, 2002 to $81,500 during the three month period ended May 31, 2003.

      Other income totaled $409,562 during the three month period ended May 31, 2003 compared to other expense of $39,927 during the comparative period in the prior year.

      Other income included a gain on extinguishment of debt of $407,475 in the current quarter. Included in the gain was $400,000 owed to a third party for transponder fee services provided up to August 2000. In 1999, the Company signed an agreement with Transponder Encryption Services Corporation ("TESC") to broadcast a simulcast signal of live horseracing to subscribers under the Echostar Dish Network. This agreement provided for a base monthly fee, plus a portion of revenues to be paid to EchoStar for the four-year term of the agreement. Effective August 3, 2000, the agreement was terminated with both parties claiming a breach of contract by the other party. The Company has attempted to resolve the matter with TESC but has been unable to obtain a response and therefore has opted to remove the liability from the balance sheet. Should the matter result in a future loss, the Company will recognize the loss when it becomes known. The Company has also opted to eliminate
$7,475 in miscellaneous historic liabilities related to previous business opportunities where the creditor has ceased communicating with the Company.

      The Company sold the rights to distribute certain Midland Land Mobile Radios in certain territories of Western Canada to a third party for $13,713 during the current quarter, which had previously been written off in fiscal 2001. The Company for several years had not been pursuing the distribution business strategy and management opted to realize a cash value on the rights.

      The Company also realized a loss on marketable securities of $800 during the three month period ended May 31, 2003. The securities had been listed on the NASD over-the-counter-bulletin-board but were delisted during the current quarter and accordingly management made the decision to write off the remaining value.

      Interest expense on the Company's senior subordinated convertible debentures remained unchanged at $8,996 during the current quarter and $8,473 during the comparative period in the prior year.

      Depreciation and amortization expense was $2,958 a year ago and $1,830 during the current quarter. The reduction is the result of asset disposals during fiscal 2003.

      The Company recorded non-cash financing expense of $28,496 during the three month period ended May 31, 2002 resulting from the conversion of accrued interest under a debenture into common stock at $0.05 per share instead of the $0.50 per share as stipulated under the original terms of the debenture.

      The Company recorded net income of $328,062 during the three month period ended May 31, 2003 (less than $0.01 per share) compared to a net loss of $211,883 (also less than $0.01 per share) during the comparative period in the prior year. The change is primarily the result of the $407,475 gain on extinguishment of debt described above.

      The Company included an unrealized holding loss on marketable securities (within Other Comprehensive Loss) of $2,400 as a result of a reduction in the market value of the Company's marketable securities during the three month period ended May 31, 2002.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The discussion and analysis of results of operations and financial condition are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates the estimates on an on-going basis, including those related to bad debts, investments, customer accounts, intangible assets, income taxes, and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that they believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Note 2 of the "Notes to Financial Statements" of the Company's Annual Audited Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of the financial statements. The following is a brief description of the more significant accounting policies and methods the Company uses.

Revenue Recognition:

Revenue is recorded when earned and consists of:

      Purse winnings

      The Company receives purse winnings for racehorses acquired in fiscal
2003.

Fair Value of Financial Instruments:

Cash, accounts payable, accrued expenses, note payable and convertible debentures are carried in the financial statements at amounts which approximate fair value.

LONG-LIVED ASSETS

      Long-lived assets, including racehorses, are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Fair value is determined by estimated future cash flows and appraised value of the assets.

      FINANCIAL CONDITION

      During the three month period ended May 31, 2003, total assets increased from $63,353 to $69,527. The increase is primarily the result of a small increase in cash balances

      Current assets increased from $1,585 to $9,589. During the current quarter cash balances were increased from $492 to $9,296, the Company's investment in marketable securities valued at $800 at February 28, 2003 was written off (see below for a more complete explanation of marketable securities).

      During the three month period ended May 31, 2000, the Company made an investment in 80,000 common shares of Vianet Technologies Inc. at $3.00 per share. Vianet common shares trade under the symbol "VNTK" on the OTCBB. During the three month period ended May 31, 2003 the securities were delisted from the OTCBB and accordingly the carrying value of this investment has been reduced to zero at May 31, 2003.

      The Company's carrying value of racehorse and office equipment was reduced from $61,768 to $59,938 during the quarter due to normal depreciation of $1,830.

      Current liabilities of the Company decreased from $1,453,125 at February 28, 2003 to $1,131,237 as at May 31, 2003. The decrease is primarily attributable to the Company's extinguishment of debt described in Results of Operations above.

      The decrease in current liabilities was the result of increases in accounts payable (including amounts due to related parties) of $57,949, accrued interest of $8,913, accrued directors fees of $3,750 and accrued professional fees of $7,500, more than offset by a $400,000 decrease in transponder fees payable.

      The shareholders' deficit decreased from $1,389,772 as at February 28, 2003 to $1,061,710 at May 31, 2003. Common stock and additional paid in capital remained unchanged during the quarter. The Company's accumulated deficit decreased from $24,664,599 at the beginning of the period to $24,336,537 at the end of the quarter, as a result of the Company's net income of $328,062 during the period.

      LIQUIDITY AND CAPITAL RESOURCES

      During the three month period ended May 31, 2003 the Company generated $8,804 in cash from operating activities primarily as a result of net income of $328,062 for the period reduced by non cash adjustments and changes in various working capital items.

      The revenues of the Company during the three month period ended May 31, 2003 were insignificant in comparison to the costs of the Company and therefore did not play a significant role in financing operations. Management has decided to pursue a business strategy that still involves the horseracing industry. The Company acquired two racehorses (one of which was disposed of during fiscal
2003) and continues to evaluate other horseracing related opportunities.

      The Company historically has been able to raise funds by way of debt and equity private placements to partially offset its operating losses. There can be no assurance that the

Company's ability to raise funds to satisfy its obligations and sustain operations will continue.

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

      Not applicable.

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS.

      Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

      The Company is technically in default of the senior subordinated convertible debentures. As a result, they have been classified as current liabilities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not applicable.

ITEM 5.  OTHER INFORMATION.

      Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   EXHIBITS.

EXHIBIT   DOCUMENT
-------   --------
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

EXHIBIT   DOCUMENT
-------   --------
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



DATE:  JULY 15, 2003          BY:         /s/ John G. Simmonds
                                          ----------------------------
                                          John G. Simmonds
                                          President / CEO / CFO / Director
                                          (principal executive officer)


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


Date: July 15, 2003                By: /s/ John G. Simmonds
                                       ----------------------------
                                       John G. Simmonds
                                       Principal Executive and Financial Officer