Form 10QSB
period 2003-08-31
TRACKPOWER INC
filed 2003-10-20
CIK 819927

  As filed with the Securities and Exchange Commission on October 20, 2003

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

                 For the Quarterly Period Ended August 31, 2003

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

                         YES  X              NO
                             ---                ---

The number of shares outstanding of each of the Registrant's class of common equity, as of August 31, 2003 are as follows:

               CLASS OF SECURITIES              SHARES OUTSTANDING
               -------------------              ------------------
          Common Stock, $.0001 par value            193,679,081

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TRACKPOWER, INC.




                                      INDEX



    PART I.   Financial Information

    Item 1.   Financial Statements (unaudited)
                 Balance Sheet.................................................3
                 Statements of Operations and Comprehensive Income (Loss)......4
                 Statements of Cash Flows......................................5
                 Notes to Financial Statements.................................6

    Item 2.   Management's Discussion and Analysis or Plan of Operation........8

    Item 3.   Controls and Procedures........................................ 16


    PART II.  Other Information

    Item 1.   Litigation......................................................17

    Item 2.   Change in Securities and Use of Proceeds........................17

    Item 3.   Defaults Upon Senior Securities.................................17

    Item 4.   Submission of Matters to a Vote of Security Holders.............17

    Item 5.   Other Information...............................................17

    Item 6.   Exhibits and Reports on Form 8-K................................18
                  A)  Exhibit Schedule
                  B)  Reports Filed on Form 8-K

    Signatures................................................................20

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
                                TRACKPOWER, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)
                                 August 31, 2003



ASSETS
Current Assets:
   Other current assets                                                     670
--------------------------------------------------------------------------------

Total current assets                                                        670
--------------------------------------------------------------------------------

Racehorse and office equipment                                           54,648
   Less:    Accumulated depreciation                                    (25,780)
--------------------------------------------------------------------------------
       Racehorse and net office equipment                                28,868

--------------------------------------------------------------------------------
TOTAL ASSETS                                                          $  29,538
--------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Bank overdraft                                                     $   4,571
   Accounts payable (including $169,718 due to related parties)         452,979
   Accrued interest                                                     128,221
     Accrued Directors' Fees                                             73,000
   Accrued professional fees                                              8,989
     Other accrued expenses                                               2,000
     Senior subordinated convertible debentures, due October 31, 2004   426,000
   Note payable                                                          21,000
--------------------------------------------------------------------------------
       Total current liabilities                                      1,116,760
--------------------------------------------------------------------------------

Commitments and contingencies (see Notes)

Shareholders' equity (deficit):
   Convertible preferred stock, no par value, unlimited shares authorized, none issued
   Common stock, $.0001 par value; unlimited shares authorized,
   193,679,081 shares, issued and outstanding                            19,368
   Additional paid in capital                                        23,300,086
   Accumulated deficit                                              (24,406,676)
--------------------------------------------------------------------------------
       Total shareholders' equity (deficit)                          (1,087,222)
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                 $   29,538
--------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                                TRACKPOWER, INC.
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)





                                                               Three Months Ended                  Six Months Ended
                                                                     August 31,                        August 31,
                                                                2003            2002               2003        2002
                                                                ----            ----               ----        ----
 Revenue
     Purse winnings                                                $ 130          $ 588             $670        $14,829
 -----------------------------------------------------------------------------------------------------------------------
     Total revenue                                                   130            588              670         14,829

 Operating expenses:
     Wages and consulting fees                                     6,197         71,388           49,255        144,898
     Management fees - related parties                            30,000              -           30,000              -
     Trainer and equine fees                                       1,495         12,018            6,213         18,389
     Professional fees                                            14,917         21,125           26,216         67,979
     General and administrative                                   21,964         40,188           44,929         99,650
 -----------------------------------------------------------------------------------------------------------------------
     Total operating expenses                                     74,573        144,719          156,613        330,916

 Loss from operations                                           (74,443)      (144,131)        (155,943)      (316,087)

 Other (income) expenses:
     Gain on extinguishment of debt                             (29,660)              -        (437,135)              -
     Recovery of legal costs                                    (24,351)              -         (24,351)              -
     Gain on sale of distribution rights                               -              -         (13,713)              -
     Interest                                                      8,845          8,929           17,841         17,402
     Non-cash financing expense                                    9,792              -            9,792         28,496
     Realized loss on marketable securities                            -              -              800              -
     Writedown of racehorse                                       29,240              -           29,240              -
     Loss on sale of racehorse                                         -         18,471                -         18,471
     Depreciation and amortization                                 1,830          3,234            3,660          6,192
 -----------------------------------------------------------------------------------------------------------------------
     Total other (income) expenses                               (4,304)         30,634        (413,866)         70,561

 -----------------------------------------------------------------------------------------------------------------------
 Net income (loss)                                              (70,139)      (174,765)          257,923      (386,648)
 =======================================================================================================================

 Basic and diluted earnings (loss) per share of common stock:
 Weighted average number of common shares outstanding        191,501,683    170,417,870      191,283,943    159,511,599
 Basic earnings (loss) per share                               $(0.0003)       $(0.001)           $0.001       $(0.002)
 Diluted earnings (loss) per share                             $(0.0003)       $(0.001)           $0.001       $(0.002)



                                                          Comprehensive
                                                          Income (Loss)

 Net income (loss)                                             $(70,139)     $(174,765)         $257,923     $(386,648)
 Other comprehensive loss:
 Unrealized holding (loss) on marketable securities                    -        (1,600)                -        (4,000)
 -----------------------------------------------------------------------------------------------------------------------
 Comprehensive income (loss)                                   $(70,139)     $(176,365)         $257,923     $(390,648)
 -----------------------------------------------------------------------------------------------------------------------

                   See accompanying notes to financial statements.

                                TRACKPOWER, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                   Six Months Ended
                                                                                                      August 31,
                                                                                            2003                      2002
                                                                                            ----                      ----
   ------------------------------------------------------------------------------------------------------------------------

   Net cash from operations
            Net income (loss)                                                           $257,923                $ (386,648)
            Adjustments to reconcile net loss
            to net cash used in operating activities:
            Depreciation and amortization                                                  3,660                     6,192
            Loss on marketable securities                                                    800                         -
            Gain on extinguishment of debt                                              (437,135)                        -
            Loss on writedown of racehorse                                                29,240                         -
            Common stock issued for consulting services                                    1,950                         -
            Non-cash financing expense                                                     9,792                    28,496
            Loss on sale of horse                                                              -                    18,471
        Changes in:
            Accounts receivable                                                                -                         -
            Other current assets                                                            (377)                   (5,782)
            Accounts payable and accrued expenses
            (including due to related parties)                                           109,084                    21,993
   ------------------------------------------------------------------------------------------------------------------------
   Net cash used in operating activities                                                 (25,063)                 (317,278)
   ------------------------------------------------------------------------------------------------------------------------
   Cash flows from investing activities:
         Proceeds from sale of horse                                                           -                    31,529
         Purchase of racehorse and office equipment                                            -                   (40,247)
   ------------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                                       -                    (8,718)
   ------------------------------------------------------------------------------------------------------------------------
   Cash flows from financing activities:
         Proceeds from common stock subscribed                                            20,000                   310,000
         Increase in bank overdraft                                                        4,571                         -
   ------------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                              24,571                   310,000
   ------------------------------------------------------------------------------------------------------------------------

   ------------------------------------------------------------------------------------------------------------------------
   Increase (decrease) in cash                                                              (492)                  (15,996)
   ------------------------------------------------------------------------------------------------------------------------
   Cash,  beginning of period                                                                492                    20,141
   ------------------------------------------------------------------------------------------------------------------------
   Cash,  end of period                                                                      $ 0                   $ 4,145
   ------------------------------------------------------------------------------------------------------------------------


Noncash activities:

During the six month period ended August 31, 2003 the Company issued 97,500 common shares for consulting services provided which have been valued at $1,950. During the six month period ended August 31, 2003 the Company issued 515,378 common shares for conversion of a debenture having a face value of $10,000 and accrued interest of $2,885. The Company also recorded non-cash financing expense of $9,792 representing the cost of issuing additional shares of its common stock for improved conversion rights for principal and accrued but unpaid interest on a convertible debenture.

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

                                TRACKPOWER, INC.

                          Notes to Financial Statements
                                 August 31, 2003

RECENT DEVELOPMENTS

         TIOGA PARK

         On September 5, 2002, the Company announced that it was pursuing ownership of a horseracing track located in New York State known as Tioga Park. Tioga Park consists of approximately 138 acres, including a 5/8 mile track, a grand stand, horse barns, jockey quarters building, horse auction facility and other necessary buildings to operate a horseracing facility. The property was previously operated as a quarter horse track and recently served as a concert venue.

         The Tioga Park assets have been tied up in a Chapter 11 bankruptcy since January of 2003.

         On October 16, 2003, the Company announced that it had acquired an interest in Tioga Park through a related entity. While terms of the transaction are not being disclosed at this time, TrackPower confirms that the track has been fully paid for by the related party and that a deed, vesting title to the racetrack in TrackPower, will occur in the near term. The Company also announced it will also be notifying the New York State Racing and Wagering Board that the license application put on hold this past March will be reactivated and that TrackPower will be pursuing the necessary approvals to operate Tioga Park as a fully licensed live and simulcast horseracing facility in 2004. TrackPower will also pursue enabling legislation to operate Video Lottery Terminals at the racetrack.

         The Company also plans, subject to its ability to assemble appropriate financing, to fully develop the Tioga Park property. The plan may include a hotel property and other facilities such as a golf course. The Company has been in contact with several investors who have expressed interest in participating in the project.

         RACEHORSES

         During fiscal 2002 the Company acquired its first racehorse and in fiscal 2003 it acquired another racehorse. During the quarter ended August 31, 2002, the Company sold the first of its two racehorses. The second racehorse, which suffered a medical condition in fiscal 2003, has just recently begun winning purses.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS

         TrackPower's present business strategy and direction is to evaluate horseracing industry related opportunities. In addition the Company acquires racehorses for the purpose of earning purse winnings.

         BASIS OF PRESENTATION

         The accompanying unaudited financial statements of TrackPower, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310 (b) of Regulation S-B. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended August 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended February 28, 2003.

         GOING CONCERN

         The accompanying financial statements have been prepared assuming the Company will continue on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations during its operating history. The ability of the Company to continue as a going concern is dependent upon obtaining future financing and profitable operations. Management is in the process of evaluating future business opportunities, which would generate revenue to sustain the operations of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

         NON-RECURRING ITEMS

         During the three month period ended May 31, 2003, the Company recorded a gain of $407,475 on extinguishment of debt. Included in the gain was $400,000 owed to a third party for transponder fee services provided up to August 2000. In 1999, the Company signed an agreement with Transponder Encryption Services Corporation ("TESC") to broadcast a simulcast signal of live horseracing to subscribers under the Echostar Dish Network. This agreement provided for a base monthly fee, plus a portion of revenues to be paid to EchoStar for the four-year term of the agreement. Effective August 3, 2000, the agreement was terminated with both parties claiming a breach of contract by the other party. The Company has attempted to resolve the matter with TESC but has been unable to obtain a response and therefore has opted to remove the liability from the balance sheet. Should the matter result in future loss, the Company will recognize the loss when it becomes known.

         The Company has also opted to eliminate $7,475 in miscellaneous historic liabilities related to previous business opportunities for which the creditors have ceased communicating with the Company.

         During the three month period ended August 31, 2003, the Company also recorded a gain of $29,660 on extinguishment of debt, representing certain additional historic liabilities related to previous business opportunities.

         LONG-LIVED ASSETS

         Long-lived assets, including racehorses, are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Fair value is determined by estimated future cash flows and appraised value of the assets.

         MARKETABLE SECURITIES

         The Company holds marketable securities, which consist of common stock of a publicly traded company. During the six month period ended August 31, 2003 the common shares ceased to be traded on NASD's over-the-counter-bulletin-board and accordingly the Company opted to write-off the securities and accordingly recorded a $800 realized loss on marketable securities.

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

         At August 31, 2003, $426,000 in senior subordinated convertible debentures were outstanding for which interest due on October 31, 2000, 2001 and 2002 remains unpaid. Non payment of interest could constitute an event of default if notice were served. As of October 1, 2003, the Company has not received any notices of default and accordingly has classified such convertible debt as a current liability.

         During the three month period ended August 31, 2003, the Company with the approval of the Board of Directors provided a debenture holder the ability to convert the principal and interest owed under a convertible debenture to common stock at a reduced conversion price of $0.025 per share. The transaction resulted in additional shares issued to the debenture holder and the Company has recorded the value of those shares as a charge in non-cash financing expense. Principal of $10,000 plus accrued interest of $2,885 were converted into 515,378 common shares. Under the original terms of the debenture only 25,769 shares would have been issued, therefore 489,609 additional shares valued at $0.02 per share resulted in non-cash financing expense of $9,792.

         During the six month period ended August 31, 2002 the Company recorded non-cash financing expenses of $28,496 representing the incremental costs of a special inducement offer to debenture holders upon the conversion of their debentures.

         NET EARNINGS AND LOSS PER SHARE

         Basic loss per common share is based on the weighted average number of shares outstanding during each period presented. Convertible debentures, options to purchase stock and warrants are included as common stock equivalents only when dilutive. Potential common stock equivalents totaling approximately 1.0 million shares at August 31, 2003 have been excluded as the effects of such shares would have been anti-dilutive.

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

         OVERVIEW

         The Company owns a racehorse, which generates purse winnings from races. The Company is also in the process of consummating the Tioga Park racetrack acquisition opportunity. Tioga Park consists of approximately 138 acres in New York State, including a 5/8 mile track, a grand stand, horse barns, jockey quarters building, horse auction facility and other necessary buildings to operate a horseracing facility.

         The Tioga Park assets have been tied up in a Chapter 11 bankruptcy since January of 2003. On October 16, 2003, the Company announced that it had acquired an interest in Tioga Park through a related entity. Specific terms of the transaction are not being disclosed at this time. The Company also announced it will also be notifying the New York State Racing and Wagering Board that the license application put on hold this past March will be reactivated and that TrackPower will be pursuing the necessary approvals to operate Tioga Park as a fully licensed live and simulcast horseracing facility in 2004. TrackPower will also pursue enabling legislature to operate Video Lottery Terminals at the racetrack.

         The Company also plans, subject to its ability to assemble appropriate financing, to fully develop the Tioga Park property. The plan may include a hotel property and other facilities such as a golf course. The Company has been in contact with several investors who have expressed interest in participating in the project.

         RESULTS OF OPERATIONS

         FOR THE THREE MONTH PERIOD ENDED AUGUST 31, 2003

         Revenues for the three month period ended August 31, 2003 were $130 compared to $588 during the comparative period in the prior year. Revenues consist of purse winnings from the Company's racehorse. The racehorse currently owned by the Company suffered a medical condition, during fiscal 2003, that prevented it from racing and has only recently recovered to the point of generating purse winnings.

         Operating expenses totaled $74,573 during the three-month period ended August 31, 2003 substantially down from $144,719 during the comparative period in the prior year.

         Wages and consulting costs were $6,197 during the three month period ended August 31, 2003 compared to $71,388 during the comparative period in the prior year. The wages and consulting costs during the three month period ended August 31, 2002 consisted of $66,507 in executive wages and $4,881 in various consulting costs. The wages and consulting costs during the three month period ended August 31, 2003 consisted of $4,247 in financial accounting wages and $1,950 in various consulting costs.

         During the three month period ended August 31, 2003 the Company incurred $30,000 of management fees to a related party for executive compensation. In the prior year the Company did not incur any management fee costs but did compensate certain executives directly.

         General and administrative expenses were $21,964 during the three month period ended August 31, 2003 compared to $40,188 during the comparative period in the prior year.

         Within general and administrative costs; 1) directors and transfer agent fees were $8,033 in the current quarter compared to $10,836 in the prior year, 2) auto lease, repair and gasoline expenses were $6,253 during the three month period ended August 31, 2003 down from $6,979 in the comparative period in the prior year, 3) rent and insurance expenses were $4,663 in the current quarter and $6,403 in the prior year, 4) telephone and cellular costs were $2,343 during the current quarter, down from $3,960 during the three month period ended August 31, 2002, and 5) other miscellaneous costs totaled $672 during the current quarter and were approximately $12,010 a year ago.

         Professional fees were $14,917 during the current quarter, down from $21,125 during the comparative period in the prior year. Accounting fees were $9,000 during the three month period ended August 31, 2003 and $18,125 during the comparative period in the prior year. Legal fees increased from $3,000 during the three month period ended August 31, 2002 to $5,917 during the current quarter. The increase is the result of additional activity associated with the Tioga Park acquisition.

         Trainer and equine fees totaled $1,495 during the three month period ended Augst 31, 2003 compared to $12,018 in the comparative period a year ago. Trainer and equine fees were reduced due to the sale of one the Company's racehorses.

         The loss from operations has been reduced from $144,131 during the three month period ended August 31, 2002 to $44,443 during the three month period ended August 31, 2003. The reduction is the result of management restructuring certain expense allocations with related Companies. It is anticipated that if the Tioga Park acquisition is consummated the operating costs of the Company will increase substantially.

         Other income totaled $4,304 during the three month period ended August 31, 2003 compared to other expense of $30,634 during the comparative period in the prior year.

         Other expense included a gain on extinguishment of debt of $29,660 in the current quarter, which included miscellaneous historic liabilities related to previous business opportunities. Other expense in the current quarter also included a recovery of legal fees from a related party in the amount of $24,351 that have been expensed in previous periods.

         During the three month period ended August 31, 2003, the Company determined that the carrying value of the Company's remaining racehorse should be written down due to the low levels of purse winnings generated. The racehorse suffered a medical condition earlier in the year, which proved to significantly limit the horse's ability to earn purse winnings. Management has estimated the fair value of the racehorse is approximately $10,000 and therefore has written down the carrying value of the racehorse from $39,240 to $10,000 and recorded a loss of $29,240.

         Interest expense on the Company's senior subordinated convertible debentures declined slightly from $8,929 during the quarter ended August 31, 2002 to $8,845 during the three month period ended August 31, 2003.

         Depreciation and amortization expense was $3,234 a year ago and $1,830 during the current quarter. The reduction is the result of asset disposals during fiscal 2003.

         The Company recorded non-cash financing expense of $9,792 during the three month period ended Augsut 31, 2003 resulting from the conversion of principal and accrued interest under a debenture into common stock at $0.025 per share instead of the $0.50 per share as stipulated under the original terms of the debenture. Principal of $10,000 plus accrued interest of $2,885 were converted into 515,378 common shares. Under the original terms of the debenture only 25,769 shares would have been issued, therefore 489,609 additional shares valued at $0.02 per share resulted in non-cash financing expense of $9,792.

         The Company recorded a net loss of $70,139 during the three month period ended August 31, 2003 ($0.0003 per share) compared to a net loss of $174,765 ($0.001 per share) during the comparative period in the prior year. The change is primarily the result of reduced levels of wages and consulting costs and extinguishment of debt recorded during the current quarter.

         The Company included an unrealized holding loss on marketable securities (within Other Comprehensive Loss) of $1,600 as a result of a reduction in the market value of the Company's marketable securities during the three month period ended August 31, 2002.

         FOR THE SIX MONTH PERIOD ENDED AUGUST 31, 2003

         Revenues for the six month period ended August 31, 2003 were $670 compared to $14,829 during the comparative period in the prior year. Revenues consist of purse winnings from the Company's racehorse. The reason for the decline in revenues is due to the Company owning two racehorses during the six month period ended August 31, 2002 and only one during the six month period ended August 31, 2003. In addition the racehorse currently owned suffered a medical condition, during fiscal 2003, that prevented it from racing and has only recently recovered to the point of generating relatively little in purse winnings.

         Operating expenses totaled $156,613 during the six-month period ended August 31, 2003 substantially down from $330,916 during the comparative period in the prior year.

         Wages and consulting costs were $49,255 during the six month period ended August 31, 2003 compared to $144,898 during the comparative period in the prior year. The wages and consulting costs during the six month period ended August 31, 2002 consisted of $138,226 in executive wages and $6,672 in various consulting costs. The wages and consulting costs during the six month period ended August 31, 2003 consisted of $47,305 in executive wages and $1,950 in various consulting costs.

         During the six month period ended August 31, 2003 the Company incurred $30,000 of management fees to a related party for executive compensation. In the prior year the Company did not incur any management fee costs but did compensate certain executives directly.

         General and administrative expenses were $44,929 during the six month period ended August 31, 2003 compared to $99,650 during the comparative period in the prior year.

         Within general and administrative costs; 1) directors and transfer agent fees were $13,001 in the current period compared to $20,481 in the prior year, 2) auto lease, repair and gasoline expenses were $12,967 during the six month period ended August 31, 2003 down from $15,033 in the comparative period in the prior year, 3) rent and insurance expenses were $8,664 in the current period and $11,273 in the prior year, 4) telephone and cellular costs were $4,995 during the current period, down from $12,524 during the six month period ended August 31, 2002, 5) employment benefits totaled $2,465 during the current period and $3,062 in the comparative period a year ago, 6) foreign exchange losses were reduced from $4,542 during the six month period ended August 31, 2002 to $666 during the current quarter,
7) travel, meals and entertainment were reduced from $17,013 during the six month period ended August 31, 2002 to $265 in the current period, and 8) other miscellaneous costs totaled $1,906 during the current period and were approximately $15,722 a year ago (no individual category of expense exceeding $3,000).

         Professional fees were $26,216 during the current period substantially down from $67,979 during the comparative period in the prior year. Accounting fees were $16,500 during the six month period ended August 31, 2003 and $24,625 during the comparative period in the prior year. Legal fees decreased from $43,354 during the six month period ended August 31, 2002 to $9,716 during the current period. The decrease is a result of the Company no longer pursuing an acquisition known as Armstrong Holdings which was in the business of horse breeding.

         Trainer and equine fees totaled $6,213 during the six month period ended August 31, 2003 compared to $18,389 in the comparative period a year ago. Trainer and equine fees were reduced due to the sale of one the Company's racehorses.

         The loss from operations has been reduced, due to the change in business strategy, from $316,087 during the six month period ended August 31, 2002 to $125,943 during the six month period ended August 31, 2003.

         Other income totaled $413,866 during the six month period ended August 31, 2003 compared to other expense of $70,561 during the comparative period in the prior year.

         Other income included a gain on extinguishment of debt of $437,135 in the current period. Included in the gain was $400,000 owed to a third party for transponder fee services provided up to August 2000. In 1999, the Company signed an agreement with Transponder Encryption Services Corporation ("TESC") to broadcast a simulcast signal of live horseracing to subscribers under the Echostar Dish Network. This agreement provided for a base monthly fee, plus a portion of revenues to be paid to EchoStar for the four-year term of the agreement. Effective August 3, 2000, the agreement was terminated with both parties claiming a breach of contract by the other party. The Company has attempted to resolve the matter with TESC but has been unable to obtain a response and therefore has opted to remove the liability from the balance. The Company has also opted to eliminate $37,135 in miscellaneous historic liabilities related to previous business opportunities for which the creditors have ceased communicating with the Company. Other expense in the current period also included a recovery of legal fees from a related party in the amount of $24,351 that have been expensed in previous periods.

         During the six month period ended August 31, 2003, the Company determined that the carrying value of the Company's remaining racehorse should be written down due to the low levels of purse winnings generated. The racehorse suffered a medical condition earlier in the year, which proved to significantly limit the horse's ability to earn purse winnings. Management has estimated the fair value of the racehorse is approximately $10,000 and therefore has written down the carrying value of the racehorse from $39,240 to $10,000 and recorded a loss of $29,240.

         The Company sold the rights to distribute certain Midland Land Mobile Radios in certain territories of Western Canada to a third party for $13,713 during the six month period ended August 31, 2003, which had previously been written off in fiscal 2001. The Company for several years had not been pursuing the distribution business strategy and management opted to realize a cash value on the rights.

         The Company also realized a loss on marketable securities of $800 during the six month period ended August 31, 2003. The securities had been listed on the NASD over-the-counter-bulletin-board but were delisted during the current period and accordingly management made the decision to write off the remaining value.

         Interest expense on the Company's senior subordinated convertible debentures remained unchanged at $17,841 during the current period and $17,402 during the comparative period in the prior year.

         Depreciation and amortization expense was $6,192 a year ago and $3,660 during the current period. The reduction is the result of asset disposals during fiscal 2003.

         The Company recorded non-cash financing expense of $9,792 during the six month period ended Augsut 31, 2003 resulting from the conversion of principal and accrued interest under a debenture into common stock at $0.025 per share instead of the $0.50 per share as stipulated under the original terms of the debenture. Principal of $10,000 plus accrued interest of $2,885 were converted into 515,378 common shares. Under the original terms of the debenture only 25,769 shares would have been issued, therefore 489,609 additional shares valued at $0.02 per share resulted in non-cash financing expense of $9,792.

         The Company recorded non-cash financing expense of $28,496 during the six month period ended August 31, 2002 resulting from the conversion of accrued interest under a debenture into common stock at $0.05 per share instead of the $0.50 per share as stipulated under the original terms of the debenture.

         The Company recorded net income of $257,923 during the six month period ended August 31, 2003 ($0.001 per share) compared to a net loss of $386,648 ($0.002 per share) during the comparative period in the prior year. The change is primarily the result of the $437,135 gain on extinguishment of debt described above and reduced levels of general, administrative, wages and consulting costs.

         The Company included an unrealized holding loss on marketable securities (within Other Comprehensive Loss) of $4,000 as a result of a reduction in the market value of the Company's marketable securities during the six month period ended August 31, 2002.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The discussion and analysis of results of operations and financial condition are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates the estimates on an on-going basis, including those related to bad debts, investments, customer accounts, intangible assets, income taxes, and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that they believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results differ from these estimates under different assumptions or conditions. Note 2 of the "Notes to Financial Statements" of the Company's Annual Audited Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of the financial statements. The following is a brief description of the more significant accounting policies and methods the Company uses.

Revenue Recognition:

Revenue is recorded when earned and consists of:

         Purse winnings

         The Company receives purse winnings for racehorses acquired in fiscal 2003.

Marketable securities:

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

Contingencies:

The Company recognizes losses arising from contingencies when they become known.

         FINANCIAL CONDITION

         During the three month period ended August 31, 2003, total assets decreased from $69,527 to $29,538. The decrease is primarily the result of management's decision to write down the carrying value of the Company's remaining racehorse by $29,240 from $39,240 to $10,000.

         Current assets decreased from $9,589 to $670. During the current quarter cash balances were decreased from $9,296 to zero. At August 31, 2003 the Company carried a bank overdraft of $4,571.

         The Company's carrying value of racehorse and office equipment was reduced from $59,938 to $28,868 during the quarter due to normal depreciation of $1,830 and the $29,240 writedown of the remaining racehorse as described above.

         Current liabilities of the Company decreased from $1,131,237 at May 31, 2003 to $1,116,760 as at August 31, 2003. The decrease is primarily attributable to the Company's extinguishment of debt described in Results of Operations above.

         The shareholders' deficit increased from $1,061,710 as at May 31, 2003 to $1,087,222 at August 31, 2003. Common stock and additional paid in capital increased by $44,627 during the quarter. The Company's accumulated deficit increased from $24,336,537 at the beginning of the period to $24,406,676 at the end of the quarter, as a result of the Company's net loss of $70,139 during the period.

         During the three month period ended August 31, 2003 the Company completed a private placement of 2,000,000 common shares at $0.01 per share for total proceeds of $20,000.

         LIQUIDITY AND CAPITAL RESOURCES

        During the six month period ended August 31, 2003 the Company utilized $25,063 in cash from operating activities primarily as a result of net income of $257,923 for the period reduced by non cash adjustments and changes in various working capital items. The Company also generated $24,571 from financing activities during the three month period ended August 31, 2003, consisting of a private placement of 2,000,000 common shares for proceeds of $20,000 and an increase in bank overdraft of $4,571.

         The revenues of the Company during the six month period ended August 31, 2003 were insignificant in comparison to the costs of the Company and therefore did not play a significant role in financing operations. Management has decided to pursue a business strategy that still involves the horseracing industry. The Company acquired two racehorses (one of which was disposed of during fiscal 2003) and expects to consummate the acquisition of Tioga Park shortly.

        The Company historically has been able to raise funds by way of debt and equity private placements to partially offset its operating losses. There can be no assurance that the Company's ability to raise funds to satisfy its obligations and sustain operations will continue.

        Management is hopeful that the proposed acquisition of Tioga Park will substantially decrease the history of operating losses and provide the ability to improve the Company's liquidity.

        The Company does not have any material sources of liquidity or off balance sheet arrangements or transactions with unconsolidated subsidiaries.

         The Company will require substantial additional capital over the next year in order to satisfy existing liabilities and to provide funding to achieve its current business plan. Failure to obtain such capital could adversely impact the Company's operations and prospects.

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

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS.

         During the three month period ended August 31, 2003 the Company issued 2,000,000 common shares for proceeds of $20,000 under a private placement. Proceeds were used for general corporate purposes. The Company also issued 97,500 shares of its common stock for consulting services provided and 515,378 common shares for the conversion of a senior subordinated convertible debenture having a face value of $10,000 plus accrued and unpaid interest of $2,885.

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

10.05 Asset purchase agreement dated November 8, 1996 for the sale of certain licensing rights, distribution rights, and right to acquire up to $1,000,000 in certain inventory by and between Simmonds Capital Limited, SCL Distributors (Western) Ltd., Midland International Corporation, and American Digital Communications, Inc. (incorporated by reference to Exhibit 10.41)

10.06 Agreement, dated January 15, 1998, between Simmonds Capital Limited and the Registrant (incorporated by reference to Exhibits 2 through 2.6 of the Registrant's Form 8-K, dated August 7, 1998).

10.11 Distribution and Management Services Agreement, dated June 13, 2001 between the Registrant and Post Time Technologies Inc. (incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-K dated June 12, 2001).

EXHIBIT      DOCUMENT
-------      --------
99.1         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

     (b)     REPORTS ON FORM 8-K

             None.

* Filed herewith.

  (Remainder of page left intentionally blank)

                                   SIGNATURES

In accordance with the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



DATE:  OCTOBER 20, 2003             BY:     /s/ John G. Simmonds
                                            ----------------------------
                                            John G. Simmonds
                                            President / CEO / CFO / Director
                                            (principal executive officer)


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

Date:  October 20, 2003           By: /s/ John G. Simmonds
                                      ----------------------------
                                      John G. Simmonds
                                      Principal Executive and Financial Officer