Form 10QSB
period 2003-11-30
TRACKPOWER INC
filed 2004-01-14
CIK 819927

    As filed with the Securities and Exchange Commission on January 14, 2004
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549


                                   FORM 10-QSB

(Mark One)
/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the Quarterly Period Ended November 30, 2003

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

          YES  X                                                    NO
              ---                                                      ---

The number of shares outstanding of each of the Registrant's class of common equity, as of November 30, 2003 are as follows:

             CLASS OF SECURITIES                     SHARES OUTSTANDING
        Common Stock, $.0001 par value                   205,243,081

================================================================================

                                TRACKPOWER, INC.


                                      INDEX


PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements (unaudited)
                       Balance Sheet....................................................................   3
                       Statements of Operations and Comprehensive Income (Loss).........................   4
                       Statements of Cash Flows.........................................................   5
                       Notes to Financial Statements....................................................   6

Item 2.         Management's Discussion and Analysis or Plan of Operation...............................   9

Item 3.         Controls and Procedures.................................................................  16



PART II.        OTHER INFORMATION

Item 1.         Litigation..............................................................................  17

Item 2.         Change in Securities and Use of Proceeds................................................  17

Item 3.         Defaults Upon Senior Securities.........................................................  17

Item 4.         Submission of Matters to a Vote of Security Holders.....................................  17

Item 5.         Other Information.......................................................................  17

Item 6.         Exhibits and Reports on Form 8-K........................................................  18
                          A)  Exhibit Schedule
                          B)  Reports Filed on Form 8-K

Signatures..............................................................................................  20

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
                                TRACKPOWER, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)
                                November 30, 2003

ASSETS
Current Assets:
   Cash                                                                                $ 21,425
   Other current assets                                                                     670
------------------------------------------------------------------------------------------------

Total current assets                                                                     22,095
------------------------------------------------------------------------------------------------

Racehorse and office equipment                                                           54,648
   Less:    Accumulated depreciation                                                   (27,610)
------------------------------------------------------------------------------------------------
       Racehorse and net office equipment                                                27,038

------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                           $ 49,133
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Accounts payable (including $159,784 due to related parties)                       $ 358,837
   Accrued interest                                                                     127,332
   Accrued Directors' Fees                                                               78,750
   Accrued professional fees                                                             17,989
   Senior subordinated convertible debentures, due October 31, 2004                      396,000
   Note payable                                                                          21,000
------------------------------------------------------------------------------------------------
       Total current liabilities                                                        999,908
------------------------------------------------------------------------------------------------

Commitments and contingencies (see Summary of Significant Accounting
Policies)

Shareholders' equity (deficit):
   Convertible preferred stock, no par value,  unlimited shares authorized,
   none issued                                                                                -
   Common   stock,   $.0001  par  value;   unlimited   shares   authorized,
   205,243,081 shares, issued and outstanding                                            20,524
   Common stock subscribed                                                               62,500
   Additional paid in capital                                                        23,512,319
   Accumulated deficit                                                             (24,546,118)
------------------------------------------------------------------------------------------------
       Total shareholders' equity (deficit)                                           (950,779)
------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                  $  49,133
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                                TRACKPOWER, INC.
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                                   Three Months Ended              Nine Months Ended
                                                                      November 30,                    November 30,
                                                                    2003          2002             2003           2002
                                                                    ----          ----             ----           ----
 Revenue
     Purse winnings                                                 $294            $ -             $964        $14,829
 -----------------------------------------------------------------------------------------------------------------------
     Total revenue                                                   294              -              964         14,829

 Operating expenses:
     Wages and consulting fees                                     4,349         78,838           53,604        223,736
     Management fees - related parties                            30,000              -           60,000              -
     Trainer and equine fees                                       5,888          3,311           12,101         21,700
     Professional fees                                               846         23,434           27,062         91,412
     General and administrative                                   21,793         41,151           66,722        140,801
 -----------------------------------------------------------------------------------------------------------------------
     Total operating expenses                                     62,876        146,734          219,489        477,649

 Loss from operations                                           (62,582)      (146,734)        (218,525)      (462,820)

 Other (income) expenses:
     Gain on extinguishment of debt                             (15,888)              -        (453,023)              -
     Recovery of legal costs                                       8,417              -         (15,934)              -
     Gain on sale of distribution rights                               -              -         (13,713)              -
     Interest                                                      8,211          8,822           26,052         26,224
     Non-cash financing expense                                   74,290              -           84,082         28,496
     Realized loss on marketable securities                            -              -              800              -
     Writedown of racehorse                                            -              -           29,240              -
     Loss on sale of racehorse                                         -              -                -         18,471
     Write-off of deposits                                             -         68,909                -         68,909
     Depreciation and amortization                                 1,830          2,682            5,490          8,875
 -----------------------------------------------------------------------------------------------------------------------
     Total other (income) expenses                                76,860         80,413        (337,006)        150,975

 -----------------------------------------------------------------------------------------------------------------------
 Net income (loss)                                             (139,442)      (227,147)          118,481      (613,795)
 =======================================================================================================================

 Basic and diluted earnings (loss) per share of common stock:
 Weighted average number of common shares outstanding        200,221,747    180,613,703      194,263,210    166,545,633
 Basic earnings (loss) per share                                $(0.000)       $(0.001)           $0.001       $(0.004)
 Diluted earnings (loss) per share                              $(0.000)       $(0.001)           $0.001       $(0.004)



                                                          Comprehensive
                                                           Income (Loss)

 Net income (loss)                                            $(139,442)     $(227,147)         $118,481     $(613,795)
 Other comprehensive loss:
 Unrealized holding (loss) on marketable securities                    -        (2,400)                -        (6,400)
 -----------------------------------------------------------------------------------------------------------------------
 Comprehensive income (loss)                                  $(139,442)     $(229,547)         $118,481     $(620,195)
 -----------------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                                TRACKPOWER, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                   Nine Months Ended
                                                                                                      November 30,

                                                                                            2003                      2002
                                                                                            ----                      ----
   ------------------------------------------------------------------------------------------------------------------------
   NET CASH FROM OPERATIONS
            Net income (loss)                                                           $118,481                $(613,795)
            Adjustments to reconcile net loss
            to net cash used in operating activities:
            Depreciation and amortization                                                  5,490                     8,875
            Loss on marketable securities                                                    800                         -
            Loss on sale of horse                                                              -                    18,471
            Write-off of deposits                                                              -                    68,909
            Gain on extinguishment of debt                                             (453,023)                         -
            Loss on writedown of racehorse                                                29,240                         -
            Common stock issued for consulting services                                    1,950                         -
            Non-cash financing expense                                                    84,082                    28,496
            Loss on sale of horse                                                              -                    18,471
        Changes in:
            Accounts receivable                                                                -                         -
            Other current assets                                                           (377)                   (5,625)
            Accounts payable and accrued expenses
            (including due to related parties)                                             9,924                    25,615
   ------------------------------------------------------------------------------------------------------------------------
   Net cash used in operating activities                                               (203,433)                 (469,054)
   ------------------------------------------------------------------------------------------------------------------------
   CASH FLOWS FROM INVESTING ACTIVITIES:
         Proceeds from sale of horse                                                           -                    31,529
         Deposits (issued)/collected                                                           -                    64,188
         Purchase of racehorse and office equipment                                            -                  (40,247)
   ------------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                                       -                    55,470
   ------------------------------------------------------------------------------------------------------------------------
   CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from common stock and common stock subscribed                          182,500                   395,500
   ------------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                             182,500                   395,500
   ------------------------------------------------------------------------------------------------------------------------

   ------------------------------------------------------------------------------------------------------------------------
   Increase (decrease) in cash                                                            20,933                  (18,084)
   ------------------------------------------------------------------------------------------------------------------------
   CASH,  beginning of period                                                                492                    20,141
   ------------------------------------------------------------------------------------------------------------------------
   CASH,  end of period                                                                  $21,425                   $ 2,057
   ------------------------------------------------------------------------------------------------------------------------

Noncash activities:

During the nine month period ended November 30, 2003 the Company issued 97,500 common shares for consulting services provided which have been valued at $1,950. During the nine month period ended November 30, 2003 the Company issued 2,079,378 common shares for conversion of a debenture having a face value of $40,000 and accrued interest of $11,985.
The Company also recorded non-cash financing expense of $84,082 representing the cost of issuing additional shares of its common stock for improved conversion rights for principal and accrued but unpaid interest on a convertible debenture.


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

                                TRACKPOWER, INC.

                          Notes to Financial Statements
                                November 30, 2003

         RECENT DEVELOPMENTS
         -------------------

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

         RACEHORSES

         During fiscal 2002 the Company acquired its first racehorse and in fiscal 2003 it acquired another racehorse. During the quarter ended August 31, 2002, the Company sold the first of its two racehorses. The Company has agreed to sell the second racehorse during January 2004.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------

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

Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended November 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended February 28, 2003.

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

         NON-RECURRING ITEMS

         During the nine month period ended November 30, 2003, the Company recorded a gain of $453,023 on extinguishment of debt. Included in the gain was $400,000 owed to a third party for transponder fee services provided up to August 2000. In 1999, the Company signed an agreement with Transponder Encryption Services Corporation ("TESC") to broadcast a simulcast signal of live horseracing to subscribers under the Echostar Dish Network. This agreement provided for a base monthly fee, plus a portion of revenues to be paid to EchoStar for the four-year term of the agreement. Effective August 3, 2000, the agreement was terminated with both parties claiming a breach of contract by the other party. The Company has attempted to resolve the matter with TESC but has been unable to obtain a response and therefore has opted to remove the liability from the balance sheet. Should the matter result in future loss, the Company will recognize the loss when it becomes known.

         During the three month period ended May 31, 2003, the Company opted to eliminate $7,475 in miscellaneous historic liabilities related to previous business opportunities for which the creditors have ceased communicating with the Company.

         During the three month period ended August 31, 2003, the Company recorded a gain of $29,660 on extinguishment of debt, representing certain additional historic liabilities related to previous business opportunities.

         During the three month period ended November 30, 2003, the Company recorded an additional gain of $15,888 on extinguishment of debt, representing certain additional historic liabilities related to previous business opportunities.

         LONG-LIVED ASSETS

         Long-lived assets including racehorses, are reviewed when facts and circumstances indicate the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Fair value is determined by estimated future cash flows and appraised value of the assets.

         MARKETABLE SECURITIES

         The Company holds marketable securities, which consist of common stock of a publicly traded company. During the nine month period ended November 30, 2003 the common shares ceased to be traded on NASD's over-the-counter-bulletin-board and accordingly the Company opted to write-off the securities and accordingly recorded a $800 realized loss on marketable securities.

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

         At November 30, 2003, $396,000 in senior subordinated convertible debentures were outstanding for which interest due on October 31, 2000, 2001, 2002 and 2003 remains unpaid. Non payment of interest could constitute an event of default if notice were served. As of January 1, 2004, the Company has not received any notices of default and accordingly has classified such convertible debt as a current liability.

         During the nine month period ended November 30, 2003, the Company with the approval of the Board of Directors provided certain debenture holders the ability to convert the principal and interest owed under a convertible debenture to common stock at a reduced conversion price of $0.025 per share. The transactions resulted in additional shares issued to the debenture holder and the Company has recorded the value of those shares as a charge in non-cash financing expense. Principal of $40,000 plus accrued interest of $11,985 were converted into 2,079,378 common shares. Under the original terms of the debentures only 103,969 shares would have been issued, therefore 1,975,409 additional shares valued at between $0.02 - $0.05 per share resulted in non-cash financing expense of $84,082.

         During the nine month period ended November 30, 2002 the Company recorded non-cash financing expenses of $28,496 representing the incremental costs of a special inducement offer to debenture holders upon the conversion of their debentures.

         NET EARNINGS AND LOSS PER SHARE

         Basic loss per common share is based on the weighted average number of shares outstanding during each period presented. Convertible debentures, options to purchase stock and warrants are included as common stock equivalents only when dilutive. Potential common stock equivalents totaling approximately 1.0 million shares at November 30, 2003 have been excluded as the effects of such shares would have been anti-dilutive.

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

         In May 2003, the FASB issued SFAS 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement requires a number of defined financial instruments to be classified as liabilities instead of equity.

         Management does not expect that the adoption of SFAS 149 and 150 will have a material effect on the Company's operations or financial position.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
-------------------------------------------------------------------

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

         RESULTS OF OPERATIONS
         ---------------------

         FOR THE THREE MONTH PERIOD ENDED NOVEMBER 30, 2003

         Revenues for the three month period ended November 30, 2003 were $294 compared to zero during the comparative period in the prior year. Revenues consist of purse winnings from the Company's racehorse. The racehorse currently owned by the Company suffered a medical condition, during fiscal 2003, that prevented it from racing and has only recently recovered to the point of generating purse winnings.

         Operating expenses totaled $62,876 during the three-month period ended November 30, 2003 substantially down from $146,734 during the comparative period in the prior year.

         Wages and consulting costs were $4,349 during the three month period ended November 30, 2003 compared to $78,838 during the comparative period in the prior year. The wages and consulting costs during the three month period ended November 30, 2002 consisted of $77,624 in executive wages and $1,214 in various consulting costs. The wages and consulting costs during the three month period ended November 30, 2003 consisted of financial accounting wages.

         During the three month period ended November 30, 2003 the Company incurred $30,000 of management fees from a related party for executive compensation. In the prior year the Company did not incur any management fee costs but did compensate certain executives directly.

         General and administrative expenses were $21,793 during the three month period ended November 30, 2003 compared to $41,151 during the comparative period in the prior year.

        Within general and administrative costs; 1) auto lease, repair and gasoline expenses were $5,979 during the three month period ended November 30, 2003 down from $8,075 in the comparative period in the prior year, 2) directors and transfer agent fees were $5,738 in the current quarter compared to $10,094 in the prior year, 3) travel, meals and entertainment expenses were $4,725 during the three month period ended November 30, 2003 compared to $5,222 during the comparative period a year ago, 4) rent and insurance expenses were $4,510 in the current quarter and $2,752 in the prior year, 5) telephone and cellular costs were $91 during the current quarter, down from $3,960 during the three month period ended November 30, 2002,6) a foreign exchange gain of $405 during the three month period ended November 30, 2003 compared to a foreign exchange loss of $2,587 in the prior year and 6) other miscellaneous costs totaled $1,154 during the current quarter and were approximately $7,939 a year ago.

         Professional fees were $846 during the current quarter, down from $23,434 during the comparative period in the prior year. Accounting fees were $9,000 during the three month period ended November 30, 2003 and $7,500 during the comparative period in the prior year. Legal fees were a credit of $8,154 during the three month period ended November 30, 2003 as a result of reversal of legal fees paid by a related party and expensed by the Company in prior periods in the current fiscal year. Legal fees during the three month period ended November 31, 2002 were $15,934.

         Trainer and equine fees totaled $5,888 during the three month period ended November 30, 2003 compared to $3,311 in the comparative period a year ago. Trainer and equine fees increased due to the remaining horse's medical treatments.

         The loss from operations has been reduced from $146,734 during the three month period ended November 30, 2002 to $62,582 during the three month period ended November 30, 2003. The reduction is the result of management restructuring certain expense allocations with related Companies. It is anticipated that if the Tioga Park acquisition is consummated the operating costs of the Company will increase substantially.

         Other expense totaled $76,860 during the three month period ended November 30, 2003 compared to other expense of $80,413 during the comparative period in the prior year.

         Other expense included a gain on extinguishment of debt of $15,888 in the current quarter, which included miscellaneous historic liabilities related to previous business opportunities. Other expense in the current quarter also included an adjustment to legal fee recovery (from a related party) in the amount of $8,417 that had been reflected as recovered in previous periods.

         Interest expense on the Company's senior subordinated convertible debentures declined slightly from $8,822 during the quarter ended November 30, 2002 to $8,211 during the three month period ended November 30, 2003.

         Depreciation and amortization expense was $2,682 a year ago and $1,830 during the current quarter. The reduction is the result of asset disposals during fiscal 2003.

         The Company recorded non-cash financing expense of $74,290 during the three month period ended November 30, 2003 resulting from the conversion of principal and accrued interest under a debenture into common stock at $0.025 per share instead of the $0.50 per share as stipulated under the original terms of the debenture. Principal of $30,000 plus accrued interest of $9,100 were converted into 1,564,000 common shares. Under the original terms of the debenture only 78,200 shares would have been issued, therefore 1,485,800 additional shares valued at $0.05 per share resulted in non-cash financing expense of $74,290.

         During the three month period ended November 30, 2002, the Company wrote off the balance ($68,909) of a deposit made on the potential Armstrong Holdings acquisition. (During the quarter ended November 30, 2002, the Company received $64,188 as a partial return of this deposit.)

         The Company recorded a net loss of $139,442 during the three month period ended November 30, 2003 ($0.0007 per share) compared to a net loss of $227,147 ($0.001 per share) during the comparative period in the prior year. The change is primarily the result of reduced levels of wages and consulting costs and extinguishment of debt recorded during the current quarter.

         The Company included an unrealized holding loss on marketable securities (within Other Comprehensive Loss) of $2,400 as a result of a reduction in the market value of the Company's marketable securities during the three month period ended November 30, 2002.


         FOR THE NINE MONTH PERIOD ENDED NOVEMBER 30, 2003

         Revenues for the nine month period ended November 30, 2003 were $964 compared to $14,829 during the comparative period in the prior year. Revenues consist of purse winnings from the Company's racehorse. The reason for the decline in revenues is due to the Company owning two racehorses during the nine month period ended November 30, 2002 and only one during the nine month period ended November 30, 2003. In addition the racehorse currently owned suffered a medical condition, during fiscal 2003, that prevented it from racing and has only recently recovered to the point of generating relatively little in purse winnings.

         Operating expenses totaled $219,489 during the nine-month period ended November 30, 2003 substantially down from $477,649 during the comparative period in the prior year.

         Wages and consulting costs were $53,604 during the nine month period ended November 30, 2003 compared to $223,736 during the comparative period in the prior year. The wages and consulting costs during the nine month period ended November 30, 2002 consisted of $215,850 in executive wages and $7,886 in various consulting costs. The wages and consulting costs during the nine month period ended November 30, 2003 consisted of $51,654 in executive wages and $1,950 in various consulting costs.

         During the nine month period ended November 30, 2003 the Company incurred $60,000 of management fees from a related party for executive compensation. In the prior year the Company did not incur any management fee costs but did compensate certain executives directly.

         General and administrative expenses were $66,722 during the nine month period ended November 30, 2003 compared to $140,801 during the comparative period in the prior year.

         Within general and administrative costs; 1) auto lease, repair and gasoline expenses were $18,946 during the nine month period ended November 30, 2003 down from $23,110 in the comparative period in the prior year, 2) directors and transfer agent fees were $18,739 in the current period compared to $30,575 in the prior year, 3) rent and insurance expenses were $12,471 in the current period and $14,603 in the prior year, 4) telephone and cellular costs were $5,084 during the current period, down from $15,275 during the nine month period ended November 30, 2002, 5) travel, meals and entertainment were reduced from $22,343 during the nine month period ended November 30, 2002 to $5,030 in the current period, 6) employment benefits totaled $2,465 during the current period and $5,437 in the comparative period a year ago, 7) foreign exchange losses were reduced from $7,129 during the nine month period ended November 30, 2002 to $261 during the current quarter, and 8) other miscellaneous costs totaled $3,716 during the current period and were approximately $22,329 a year ago (no individual category of expense exceeding $4,000).

         Professional fees were $27,062 during the current period substantially down from $91,412 during the comparative period in the prior year. Accounting fees were $25,500 during the nine month period ended November 30, 2003 and $32,125 during the comparative period in the prior year. Legal fees decreased from $59,287 during the nine month period ended November 30, 2002 to $1,562 during the current period. The decrease is a result of the Company no longer pursuing an acquisition known as Armstrong Holdings which was in the business of horse breeding and the legal fees associated with the Tioga Park transaction were borne by a related party.

         Trainer and equine fees totaled $12,101 during the nine month period ended November 30, 2003 compared to $21,700 in the comparative period a year ago. Trainer and equine fees were reduced due to the sale of one the Company's racehorses.

         The loss from operations has been reduced, due to the change in business strategy, from $462,820 during the nine month period ended November 30, 2002 to $218,525 during the nine month period ended November 30, 2003.

         Other income totaled $337,006 during the nine month period ended November 30, 2003 compared to other expense of $150,975 during the comparative period in the prior year.

         Other income included a gain on extinguishment of debt of $453,023 in the current period. Included in the gain was $400,000 owed to a third party for transponder fee services provided up to August 2000. In 1999, the Company signed an agreement with Transponder Encryption Services Corporation ("TESC") to broadcast a simulcast signal of live horseracing to subscribers under the Echostar Dish Network. This agreement provided for a base monthly fee, plus a portion of revenues to be paid to EchoStar for the four-year term of the agreement. Effective August 3, 2000, the agreement was terminated with both parties claiming a breach of contract by the other party. The Company has attempted to resolve the matter with TESC but has been unable to obtain a response and therefore has opted to remove the liability from the balance. The Company has also opted to eliminate $53,751 in miscellaneous historic liabilities related to previous business opportunities for which the creditors have ceased communicating with the Company. Other expense in the current period also included a recovery of legal fees from a related party in the amount of $15,934 that have been expensed in previous periods.

         During the nine month period ended November 30, 2003, the Company determined that the carrying value of the Company's remaining racehorse should be written down due to the low levels of purse winnings generated. The racehorse suffered a medical condition earlier in the year, which proved to significantly limit the horse's ability to earn purse winnings. Management has estimated the fair value of the racehorse is approximately $10,000 and therefore has written down the carrying value of the racehorse from $39,240 to $10,000 and recorded a loss of $29,240.

         The Company also recorded a write off of $68,909 during the nine month period ended November 30, 2002, representing part of the deposit made on the potential Armstrong Holdings acquisition. (During the nine month period ended November 30, 2002, the Company received $64,188 as a partial return of this deposit.)

         The Company sold the rights to distribute certain Midland Land Mobile Radios in certain territories of Western Canada to a third party for $13,713 during the nine month period ended November 30, 2003, which had previously been written off in fiscal 2001. The Company for several years had not been pursuing the distribution business strategy and management opted to realize a cash value on the rights.

         The Company also realized a loss on marketable securities of $800 during the nine month period ended November 30, 2003. The securities had been listed on the NASD over-the-counter-bulletin-board but were delisted during the current period and accordingly management made the decision to write off the remaining value.

         Interest expense on the Company's senior subordinated convertible debentures remained unchanged at $26,052 during the current period and $26,224 during the comparative period in the prior year.

         Depreciation and amortization expense was $5,490 a year ago and $8,875 during the current period. The reduction is the result of asset disposals during fiscal 2003.

         The Company recorded non-cash financing expense of $84,082 during the nine month period ended November 30, 2003 resulting from the conversion of principal and accrued interest under a debenture into common stock at $0.025 per share instead of the $0.50 per share as stipulated under the original terms of the debenture. Principal of $40,000 plus accrued interest of $11,985 were converted into 2,079,378 common shares. Under the original terms of the debenture only 103,969 shares would have been issued, therefore 1,975,409 additional shares valued at between $0.02 - $0.05 per share resulted in non-cash financing expense of $84,082.

         The Company recorded non-cash financing expense of $28,496 during the nine month period ended November 30, 2002 resulting from the conversion of accrued interest under a debenture into common stock at $0.05 per share instead of the $0.50 per share as stipulated under the original terms of the debenture.

         The Company recorded net income of $118,481 during the nine month period ended November 30, 2003 ($0.001 per share) compared to a net loss of $613,795 ($0.004 per share) during the comparative period in the prior year. The change is primarily the result of the $505,751 gain on extinguishment of debt described above and reduced levels of general, administrative, wages and consulting costs.

         The Company included an unrealized holding loss on marketable securities (within Other Comprehensive Loss) of $6,400 as a result of a reduction in the market value of the Company's marketable securities during the nine month period ended November 30, 2002.

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

Marketable Securities:

The Company's marketable securities consist of common stock of publicly quoted companies. The securities are considered "available for sale" and therefore have been recorded at market value at the balance sheet date with unrealized holding gains (losses) included as a separate component of stockholders' deficiency. Any unrealized losses which are considered "other than temporary" are classified as realized losses through operations.

Fair Value of Financial Instruments:

Cash, accounts payable, accrued expenses, note payable and convertible debentures are carried in the financial statements at amounts which approximate fair value.

Long-Lived Assets:

Long-lived assets including racehorses, are reviewed when facts and circumstances indicate the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Fair value is determined by estimated future cash flows and appraised value of the assets.

Contingencies:

The Company recognizes losses arising from contingencies when they become known.


         FINANCIAL CONDITION

         During the three month period ended November 30, 2003, total assets increased from $29,538 to $49,133. The increase is primarily the result of a higher cash balance.

         Current assets increased from $670 to $22,095. During the current quarter cash balances were increased from zero to $21,425. At August 31, 2003 the Company carried a bank overdraft of $4,571.

         The Company's carrying value of racehorse and office equipment was reduced from $28,868 to $27,038 during the quarter due to normal depreciation of $1,830.

         Current liabilities of the Company decreased from $1,116,760 at August 31, 2003 to $999,908 as at November 30, 2003. The decrease is primarily attributable to the Company's extinguishment of debt described in Results of Operations above.

         The shareholders' deficit decreased from $1,087,222 as at August 31, 2003 to $950,779 at November 30, 2003. Common stock, common stock subscribed and additional paid in capital increased by $275,889 during the quarter. The Company's accumulated deficit increased from $24,406,676 at the beginning of the period to $24,546,118 at the end of the quarter, as a result of the Company's net loss of $139,442 during the period.

         During the three month period ended November 30, 2003 the Company received $162,500 in stock subscriptions and completed a private placement of 16,250,000 common shares at $0.01 per share for total proceeds of $162,500.

         LIQUIDITY AND CAPITAL RESOURCES


        During the nine month period ended November 30, 2003 the Company utilized $203,443 in cash from operating activities primarily as a result of non cash adjustments and changes in various working capital items. The Company also generated $182,500 from financing activities during the nine month period ended November 30, 2003, consisting of common stock subscribed and common stock private placements.

         The revenues of the Company during the nine month period ended November 30, 2003 were insignificant in comparison to the costs of the Company and therefore did not play a significant role in financing operations. Management has decided to pursue a business strategy that still involves the horseracing industry. The Company acquired two racehorses (one of which was disposed of during fiscal 2003) and expects to consummate the acquisition of Tioga Park shortly.

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

                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 1.  LITIGATION.

         Not applicable.

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS.

         During the three month period ended November 30, 2003 the Company issued 10,000,000 common shares for proceeds of $100,000 under a private placement. Proceeds were used for general corporate purposes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         The Company is technically in default of the senior subordinated convertible debentures. As a result, they have been classified as current liabilities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 5.  OTHER INFORMATION.

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS.

EXHIBIT      DOCUMENT
2            PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION

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

EXHIBIT      DOCUMENT
99.1         CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT
             OF 2002. *


     (b) REPORTS ON FORM 8-K


             NONE.

* Filed herewith.

   (REMAINDER OF PAGE LEFT INTENTIONALLY BLANK)

                                   SIGNATURES

In accordance with the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


DATE:  JANUARY 14, 2004                BY:      /s/ John G. Simmonds
                                                --------------------------------
                                                John G. Simmonds
                                                President / CEO / CFO / Director
                                                (principal executive officer)


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

Date:  January 14, 2004           By:  /s/ John G. Simmonds
                                       -----------------------------------------
                                       John G. Simmonds
                                       Principal Executive and Financial Officer