Form 10KSB
period 2004-02-29
TRACKPOWER INC
filed 2004-06-15
CIK 819927

      As filed with the Securities and Exchange Commission on June 15, 2004

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   For fiscal year ending February 29, 2004     Commission File No. 000-28506


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

     For the fiscal year ended February 29, 2004, the Company's revenues were $1,170.

     Based on the closing high bid price on May 28, 2004, as reported by the National Association of Securities Dealer's Over The Counter electronic bulletin board, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $7,921,354.

     On February 29, 2004, the number of shares outstanding of the registrant's Common Stock was 218,831,703.

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

     RECENT DEVELOPMENTS

     RACEHORSES

     During the year ended February 28, 2003, the Company acquired a racehorse and disposed of another racehorse it had acquired during the year ended February 28, 2002. During the year ended February 29, 2004 the Company disposed of the racehorse it acquired in the prior year.


     RACETRACK OWNERSHIP OPPORTUNITIES

     The Company also continues to evaluate opportunities in racetrack ownership and has identified the following opportunities.

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

     Tioga Park has been the subject of bankruptcy proceedings for over one year. During 2003 Asolare II Inc., a related party of Trackpower, started negotiating with the debtor in possession of Tioga Park to transfer the title of the property to Asolare. Asolare purchased the underlying debt instruments from the debtor in possession's secured lender.

     On March 8, 2004, the Company announced that an agreed upon reorganization plan had been filed in the United States District Court for the Northern District of New York to convey the Tioga Park racetrack to Asolare. The Company also announced that it would notify the New York State Racing and Wagering Board that its application should be processed and reactivated and that the Company was going to pursue the necessary approvals to operate Tioga Park as a fully licensed live and simulcasting horseracing facility. The Company also announced it would pursue enabling legislation to operate video lottery terminals at the track.

     The Company also announced that Jeffrey Gural through Southern Tier Properties (an entity controlled by Mr. Gural) was going to become a partner with the Company in the track acquisition and future development. Mr. Gural is Chairman of Newmark & Company Real Estate, Inc. which owns approximately 150 buildings in the Metropolitan New York area. Mr. Gural is responsible for all acquisitions and the managing and leasing of the properties that Newmark's partners have an ownership position in. Mr. Gural is also responsible for the supervision of Newmark's non-institutional portfolio.

     On May 27, 2004, the District Court approved the confirmation of the sale of the Tioga Park property to Asolare. The approval is subject to a stay period which expired on June 14, 2004. As of June 14, 2004 Asolare and Southern Tier Properties have entered into discussions with the Company to vend all or part of Tioga Park to Trackpower.

     Wheat City Horse Park

     On March 29, 2004, the Company and Diversified Racing Investments Inc. (Diversified Racing) announced that they had entered into an exclusive engagement letter with Wheat City Horse Park Committee, Manitoba Standardbred Sires and Breeders Association and Manitoba Harness Horsemen Inc., for the development of a business plan and feasibility study for a new harness racetrack in Brandon, Manitoba. Diversified Racing is a related party to Trackpower in that Mr. Simmonds is one of the founding directors of Diversified Racing and a director and officer of Trackpower also.

     The Wheat City Horse Park project business plan and feasibility study began in April 2004, the business opportunity will be fully explained in a proposal to be presented to the provincial and local governments. It is anticipated that the proposal will include opening the facility during the spring of 2006.

     Although there can be no assurances, the Company is confident that these racetrack ownership opportunities will be consummated.


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


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock trades in the over-the-counter market (symbol
TPWR) on the OTC Electronic Bulletin Board operated by the National Association of Securities Dealers, Inc. The table below sets forth the high and low bid quotations for the common stock for the fiscal years ended February 29, 2004 and February 28, 2003.

                     FISCAL YEAR ENDED   FISCAL YEAR ENDED
                          2/29/2004          2/28/2003
                     -----------------   -----------------
                         High    Low         High    Low
                         ----    ---         ----    ---
FIRST QUARTER            .05     .02         .20     .05
SECOND QUARTER           .03     .02         .10     .05
THIRD QUARTER            .14     .02         .10     .05
FOURTH QUARTER           .12     .05         .05     .03

     These quotations reflect only inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

     SHAREHOLDERS

     On May 28, 2004, the Company had approximately 400 shareholders of record. The Company believes it has approximately 3,000 shareholders including holders whose securities are held in street name or nominee accounts.

     DIVIDENDS

     The Company has never paid a cash dividend on its common stock and does not expect to pay one in the foreseeable future. Payment of dividends in the future will depend on the Company's earnings and its cash requirements at that time.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     OVERVIEW

     During fiscal 2004 the Company was primarily negotiating various horseracing industry related acquisitions.

     In September 2002, the Company announced that it had entered into negotiations to purchase a horseracing track located in New York State known as Tioga Park. Tioga Park consists of approximately 138 acres, including a 5/8 mile track, a grand stand, horse barns, jockey quarters building, horse auction facility and other necessary buildings to operate a horseracing facility. Although the Tioga property is not currently licensed, the Company, through a partnership in Asolare LLC submitted a license application to the New York State Racing and Wagering Board for a harness racing meet. The Company is also interested in the acquisition due to the possibility of adding video lottery terminals to the facility should the appropriate state legislation be enacted. The Company continues to pursue the transaction.

     In addition to pursuing these acquisitions the Company has been in the business of acquiring racehorses in order to earn purse winnings. During fiscal 2003 and 2002 the Company acquired two racehorses, one of which was sold in 2003 and the other in 2004.

     RESULTS OF OPERATIONS

     FOR THE YEAR ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

REVENUES

     Revenues for the year ended February 29, 2004 were $1,170 compared to $18,011 in the prior year. Revenues earned during the year ended February 29, 2004 consisted of racing purses earned by the Company's racehorse (which was disposed of during the year). Purse winnings were $14,829 in the prior year. Non-horseracing revenues during the year ended February 28, 2003 were $3,182 and consisted of interest income.

COSTS AND EXPENSES

     Total costs and expenses were $485,187 during the year ended February 29, 2004 down from $754,268 during the year ended February 28, 2003. The reduction was primarily due to reductions in cost categories described below.

     Wages and consulting fees incurred during the year ended February 28, 2003 were $285,040 compared to $84,467 during the year ended February 29, 2004. Wages and consulting fees totaled $285,040 during the year ended February 28, 2003 and primarily represented executive management costs and other costs incurred in the area of management consulting, public and investor relations and strategic consulting advice. Management fees paid to related parties totaled $105,432 during the year ended February 29, 2004 compared to zero in the prior year. The current year's management fees to a related party were for executive management costs, which generally cost approximately $10,000 per month offset by costs paid by the Company on behalf of the related party. In the prior year, executive costs were paid directly to the individuals. Executive management costs are for the continued pursuit of acquisitions and for maintaining the Company's public listing.

     During the year ended February 29, 2004 the Company recorded realized losses on marketable securities of $800 compared to $6,400 in the prior year. During the year ended February 28, 2001 the Company invested $240,000 in common shares of Vianet Technologies, Inc. (Vianet) which are listed on the Over-the-Counter Bulletin Board under the symbol VNTK. The market value of the Vianet shares has declined substantially. Management was of the opinion that this decline was other than temporary and therefore recorded an $800 realized loss during the year ended February 29, 2004 and a $6,400 realized loss during the year ended February 28, 2003. The carrying value of these securities at February 29, 2004 is zero.

     General and administrative expenses were $102,058 during the year ended February 29, 2004 and $151,856 during the year ended February 28, 2003, a reduction of approximately $50,000. General and administrative expenses included; 1) auto lease, repair and gas expenses of $27,041 during the current fiscal year and $28,539 last year, 2) directors fees and transfer agent costs totaling $26,968 in the current year and $20,491 in the prior year,

3) occupancy costs of $17,286 in 2004 and $12,527 in 2003, 4) travel, meals and entertainment expenses of $13,139 in the current fiscal year and $23,469 last year, 5) communications costs (telephone and cellular) of $5,770 in 2004 and $18,081 in 2003, 6) foreign exchange losses of $4,773 this year and $10,611 last year, 7) employment benefits of $3,581 in 2004 and $15,389 in 2003 and other miscellaneous costs totaling $3,500 in 2004 and $22,749 in 2003 with no single category in excess of $5,000.

     Advertising expenses increased from $37 during the year ended February 28, 2003 to $3,848 during the year ended February 29, 2004.

     The Company incurred $12,389 in trainer and equine fees during the year ended February 29, 2004 compared to 23,162 in the prior year. The Company sold the first of its two racehorses for proceeds of $31,529 and realized a loss on the sale of $18,471 in fiscal 2003. In fiscal 2004 the Company wrote down the carrying value of its second racehorse by $29,240 (to $10,000) early in the year and then exchanged it for a convertible debenture of Diversified Racing Investments Inc. (which is considered a related party due to the Company's involvement with Diversified Racing in other projects) having a face value of $25,000 late in the year.

     Professional fees totaled $20,128 during the year ended February 29, 2004 and $102,828 during the year ended February 28, 2003. Audit and accounting fees totaled $24,500 in the current year compared to $39,625 in the prior year. Legal fees were $1,562 (offset by $5,934 recovered from prior years) in the current year and $63,204 in the prior year.

     Non-cash financing expenses were $84,082 during the year ended February 29, 2004 a decline from $28,496 in the prior year. During fiscal 2004, subordinated debentures, including accrued interest, aggregating $51,985 were converted to 2,079,378 shares of common stock. The conversion incorporated a special privilege, approved by the Board of Directors, whereby the principal and accrued and unpaid interest was converted at a reduced conversion rate of $0.025 per share (from $0.50 per share) and resulted in a non-cash financing charge of $84,082 representing the fair value of the incremental number of shares issued. During fiscal 2003, notes, including accrued interest, aggregating $68,812 were converted to 305,247 shares of common stock and an equal amount of warrants to purchase common stock. The conversion incorporated another special privilege, also approved by the Board of Directors, whereby the accrued and unpaid interest of $9,312 was converted at a reduced conversion rate of $0.05 per share (from $0.50 per share) and resulted in a non-cash financing charge of $28,496 representing the fair value of the incremental number of shares received.

     Interest expense was $35,424 during the year ended February 29, 2004 and $34,943 in the prior year. Interest expense arises from the Company's senior subordinated convertible debentures.

     During the year ended February 28, 2003 the Company wrote off deposits totaling $73,635. During the third quarter of fiscal 2003 the Company received $64,188 of the $133,097 deposit it had made on a potential acquisition and wrote off the balance of $68,909 as uncollectible. The Company also wrote off $4,726 of travel advances made to consultants involved in the potential Armstrong Holdings acquisition.

     Depreciation of capital assets was $7,319 during the year ended February 29, 2004 down from $11,833 in the prior year. The Company also recorded a $17,567 loss on the disposal of certain office equipment assets during the year ended February 28, 2003.

     The operating loss for fiscal 2004 was $484,017 down from $736,257 in fiscal 2003.

     During fiscal 2004 other income totaled $466,736 and was zero in fiscal 2003. Other income in 2004 consisted of two items:

  1. The Company recorded a gain of $453,023 on extinguishment of debt. Included in the gain was $400,000 owed to a third party for transponder fee services provided up to August 2000. In 1999, the Company signed an agreement with Transponder Encryption Services Corporation ("TESC") to broadcast a simulcast signal of live horseracing to subscribers under the Echostar Dish Network. This agreement provided for a base monthly fee, plus a portion of revenues to be paid to EchoStar for the four-year term of the agreement. Effective August 3, 2000, the agreement was terminated with both parties claiming a breach of contract by the other party. The Company has attempted to resolve the matter with TESC but has been unable to obtain a response and therefore has opted to remove the liability from the balance sheet. The Company also opted to eliminate $53,023 in miscellaneous historic liabilities related to previous business opportunities for which the creditors have ceased communicating with the Company. Should the matter result in future loss, the Company will recognize the loss when it becomes known.

  2. The Company sold the rights to distribute certain Midland Land Mobile Radios in certain territories of Western Canada to a third party for $13,713 during fiscal 2004, which had previously been written off in fiscal 2001. The Company for several years had not been pursuing the distribution business strategy and management opted to realize a cash value on the rights.

     The net loss recorded during the year ended February 29, 2004 was $17,281, less than $0.001 per share compared to a loss of $736,257, or $0.004 per share in the prior year.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The discussion and analysis of results of operations and financial condition are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates the estimates on an on-going basis, including those related to bad debts, investments, customer accounts, intangible assets, income taxes, and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that they believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Note 2 of the "Notes to Consolidated Financial Statements" includes a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements. The following is a brief description of the more significant accounting policies and methods the Company uses.

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

Investments

     The Company's investments consist of common stock of publicly quoted company and convertible notes of a related private company. The common stock of the publicly quoted company are considered "available for sale" and therefore have been recorded at market value at the balance sheet date with unrealized gains (losses) included as a separate component of stockholders' deficiency. The convertible notes of a private company are considered as "held to maturity" investments and are recorded at amortized cost. Any unrealized losses which are considered "other than temporary" are classified as realized losses through operations.

     FINANCIAL CONDITION

     During the year ended February 29, 2004, total assets increased from $63,353 to $68,255. The increase of $4,902 is the result of the following factors:

     - One racehorse valued at $39,240 on February 28, 2003, which had been written down to $10,000 during the year was exchanged for a $25,000 convertible debenture of Diversified Racing (a related party by virtue of a director in common and the Company's involvement with Diversified Racing on other projects) resulting in a loss on disposal of $29,240. The Company also valued this convertible debenture at the exchange value of $10,000,

     - The Company investing $25,000 in another Diversified Racing convertible debenture, which it valued at $25,000,

     -  Cash reserves increasing from $492 to $18,047,

     -  Marketable securities declining in value from $800 to zero, and

     - Other current assets decreasing form $293 at the beginning of the year to zero at the end of the year.

     The Company's liabilities declined from $1,453,125 at the beginning of the year to $924,405 at the end. The primary reason for the declining is that the Company recorded a $453,023 gain on extinguishment of debt (see Costs and Expenses above) and a portion of the Company's senior subordinated convertible debentures were converted to common stock.

     The outstanding amount of senior subordinated convertible debentures declined from $436,000 at the beginning of the year to $396,000 at the end of the year. The decrease is the result of the conversion of a portion of the Company's five year 8% senior subordinated debentures being converted to shares of the Company's common stock. During the year ended February 29, 2004 debentures having a face value of $40,000 plus accrued interest of $11,985 were converted into 2,079,378 common shares. The principal and accrued and unpaid interest was converted at a reduced conversion rate of $0.025 per share (from $0.50 per share) and resulted in a non-cash financing charge of $84,082 representing the fair value of the incremental number of shares issued.

     Accounts payable decreased from $394,605 at the beginning of the year to $270,330 at the end of the year. The decrease is attributable primarily to amounts due to related parties decreasing from $98,075 to $75,825 and extinguishment of other historic liabilities totaling $53,023 (see Costs and Expenses above).

     Aggregate accrued liabilities and expenses declined from $601,520 at the beginning of the year to $237,075 at the end. The decrease arising from the extinguishment of an accrued liability totaling $400,000 (see Costs and Expenses above) was offset by increases in accrued interest (form $113,347 to $135,340) and directors fees (from $65,500 to $80,500).

     The stockholders' deficiency decreased from $1,389,772 at February 28, 2003 to $856,150 as at February 29, 2004. The decrease is attributable to the Company's $17,281 net loss during the year offset by:

     - $51,985 in principal and accrued interest converted into 2,079,378 shares of the Company's common stock,

     - 25,088,622 shares of the Company's common stock issued for net proceeds of $250,886,

     - $37,000 received for 3,700,000 common shares subscribed but not issued as of February 29, 2004,

     - 97,500 shares of common stock issued for consulting services valued at $1,950,

     - 500,000 shares of common stock issued to settle liabilities totaling $25,000,

     - an agreement to issue 2,500,000 shares of common stock in settlement of liabilities of $100,000 which was recorded in common stock subscribed at February 29, 2004, and

     - an increase of $84,082 to additional paid in capital representing the fair value of 1,975,408 additional shares issued under a special reduced conversion rate of $0.025 per share (from $0.50 per share) on certain subordinated convertible debentures.

     Subsequent to year end the Company completed its commitment to acquire three convertible notes each having a face value of $25,000, by issuing 2,500,000 shares of the Company's common stock to Diversified Racing.

     LIQUIDITY AND CAPITAL RESOURCES

     During fiscal 2004, the Company used $245,331 in cash from operating activities primarily as a result of the non-cash adjustments and certain changes in various working capital balances. Cash used in investing activities during fiscal 2004 amounted to $25,000 and was primarily the result of a $35,000 investment in convertible debentures of Diversified Racing ($25,000 cash for one $25,000 debenture and the exchange of a racehorse valued at $10,000 for a second debenture having a $25,000 face value). Cash provided by financing activities during fiscal 2004 amounted to $287,886, which resulted from private placements of shares of the Company's common stock.

     The revenues of the Company during the year ended February 29, 2004 were insignificant in comparison to the costs of the Company and therefore did not play a significant role in financing operations. Management has decided to pursue a business strategy that still involves the horseracing industry. The Company continues to evaluate horseracing-related opportunities.

     The Company continues to be successful in raising sufficient funds to offset operating losses. The Company issued 25,088,622 common shares under private placements for total proceeds of $287,866 ($37,000 of which had been received prior to February 29, 2004 for which the stock had not yet been issued and is recorded in common stock subscribed). There can be no assurance that the Company's ability to raise through private placements will continue.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                TRACKPOWER, INC.

                              Financial Statements
                                 for year ended
                                February 29, 2004

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of
TrackPower, Inc.

We have audited the accompanying balance sheets of TrackPower, Inc., as of February 29, 2004 and February 28, 2003, and the related statements of operations, changes in stockholders' deficiency and cash flows for the years ended February 29, 2004 and February 28, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public
Company Accounting Oversight Board (United States) auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as valuating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trackpower, Inc. at February 29, 2004 and February 28, 2003, and the results of its operations and its cash flows for the years ended February 29, 2004 and February 28, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At February 29, 2004 the Company had a working capital deficit of $906,358 and an accumulated deficit of $24,681,880. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans in regard to these matters are also discussed in note 1.


Toronto, Ontario                             /s/ Mintz & Partners, LLP
June 8, 2004                                 Chartered Accountants

                                TRACKPOWER, INC.

                                  Balance Sheet
                                February 29, 2004

                                      Assets

Current assets
     Cash and cash equivalents                                                $         18,047
                                                                                 ---------------
                  Total current assets                                                  18,047

Office equipment, at cost, net of accumulated depreciation
  of $29,438 (note 4)                                                                   15,208
Investment (note 3)                                                                     35,000
                                                                                 ---------------
                  Total assets                                                $         68,255
                                                                                 ===============

                    Liabilities and Stockholders' Deficiency

Current liabilities
     Accounts payable (including $75,825 due to related parties, note 8)      $          270,330
     Accrued expenses
         Interest                                                                        135,340
         Directors' fees                                                                  80,500
         Professional fees                                                                20,302
         Other                                                                               933
     Convertible debentures (note 6)                                                     396,000
     Note payable (note 5)                                                                21,000
                                                                                 ---------------
                  Total current liabilities                                              924,405
                                                                                 ---------------
Commitments and contingencies (note 11)

Stockholders' deficiency (note 10)
     Convertible preferred stock, no par value; unlimited
       shares authorized, no shares issued and outstanding                                     -
     Common stock, $.0001 par value; unlimited shares
       authorized, 218,831,703 shares issued and outstanding                              21,883
     Additional paid-in capital                                                       23,666,847
     Common stock subscribed (note 10)                                                   137,000
     Accumulated (deficit)                                                           (24,681,880)
                                                                                 ---------------
                  Total stockholders' deficiency                                        (856,150)
                                                                                 ---------------
                  Total liabilities and stockholders' deficiency              $           68,255
                                                                                 ===============


See notes to financial statements

                                TRACKPOWER, INC.

                             Statement of Operations

                                                                                  Year Ended
                                                                      -----------------------------------
                                                                        February 29,        February 28,
                                                                            2004                2003
                                                                      ----------------    ---------------
Revenues (note 2)
     Purse winnings                                                $          1,170    $         14,829
     Other                                                                        -               3,182
                                                                      ----------------    ---------------
                  Total revenues                                              1,170              18,011
                                                                      ----------------    ---------------
Costs and expenses
     Wages and consulting fees                                               84,467             285,040
     Management fees - related party (note 8)                               105,432                   -
     Trainer and equine fees                                                 12,389              23,162
     Advertising                                                              3,848                  37
     Professional fees                                                       20,128             102,828
     General and administrative                                             102,058             151,856
     Depreciation and amortization                                            7,319              11,833
     Interest expense (notes 6)                                              35,424              34,943
     Non-cash financing expenses (notes 6 and 10)                            84,082              28,496
     Writeoff of non-refundable acquisition deposits (note 2)                     -              73,635
     Loss on disposal of racehorse                                           29,240              18,471
     Loss on disposal of assets                                                   -              17,567
     Realized loss on marketable securities (note 3)                            800               6,400
                                                                      ----------------    ---------------
                  Total costs and expenses                                  485,187             754,268
                                                                      ----------------    ---------------
Operating loss                                                             (484,017)           (736,257)

Other income:
     Gain on extinguishment of debt (note 7)                                453,023                   -
     Sale of distribution rights                                             13,713                   -
                                                                      ----------------    ---------------
Total other income                                                          466,736                   -
                                                                      ----------------    ---------------
                  Net (loss)                                       $        (17,281)   $       (736,257)
                                                                      ----------------    ---------------
     Loss per share of common stock                                $         (0.000)    $        (0.004)
                                                                      ----------------    ---------------
     Weighted average number of common shares outstanding               198,741,037         171,884,005
                                                                      ----------------    ---------------


See notes to financial statements

                                TRACKPOWER, INC.

                Statement of Changes in Stockholders' Deficiency
             For Years Ended February 29, 2004 and February 28, 2003



                                                             Preferred Stock                   Common stock
                                                     ------------------------------    ------------------------------
                                                         Shares            Amount          Shares           Amount
                                                     --------------    ------------    --------------    ------------
Balance, February 28, 2002                                       -               -      140,718,456         14,072

Debenture conversion to common stock                             -               -          305,247             30
Private placements                                               -               -       48,680,000          4,868
Issuance of shares for consulting services                       -               -          162,500             16
Adjustment arising from common stock issued
  in prior period                                                -               -          200,000             20
Adjustment arising from additional common
  stock issued to former debenture holders
  pursuant to conversion of debentures (note 6)                  -               -              -              -
Issuance of common stock arising
  from preferred share conversion                                -               -        1,000,000            100
Net loss for the year ended
  February 28, 2003                                              -               -              -              -
                                                     --------------    ------------    --------------    ------------
Balance, February 28, 2003                                       -    $           -      191,066,203   $     19,106
                                                     --------------    ------------    --------------    ------------

Debenture conversion to common stock                             -               -        2,079,378            208
Private placements                                               -               -       25,088,622          2,509
Issuance of shares for consulting services                       -               -           97,500             10
Issuance of shares in settlement of liabilities                  -               -          500,000             50
Adjustment arising from agreement to issue
  common stock in settlement of liabilities                      -               -              -              -
Adjustment arising from additional common
  stock issued to former debenture holders
  pursuant to conversion of debentures (note 6)                  -               -              -              -
Net loss for the year ended
  February 29, 2004                                              -               -              -              -
                                                     --------------    ------------    --------------    ------------
Balance, February 29, 2004                                       -    $          -      218,831,703   $     21,883
                                                     --------------    ------------    --------------    ------------

                                                        Additional        Common
                                                          Paid-in         Stock        Accumulated
                                                          Capital       Subscribed       (Deficit)        Total
                                                       ------------    ------------    ------------    ------------
Balance, February 28, 2002                              21,651,547       1,057,000     (23,928,342)     (1,205,723)

Debenture conversion to common stock                        68,782             -               -            68,812
Private placements                                         500,532         (57,000)            -           448,400
Issuance of shares for consulting services                   6,484             -               -             6,500
Adjustment arising from common stock issued
  in prior period                                              (20)            -               -
Adjustment arising from additional common
  stock issued to former debenture holders
  pursuant to conversion of debentures (note 6)             28,496             -               -            28,496
Issuance of common stock arising
  from preferred share conversion                          999,900      (1,000,000)            -               -
Net loss for the year ended
  February 28, 2003                                            -               -          (736,257)       (736,257)
                                                       ------------    ------------    ------------    ------------
Balance, February 28, 2003                            $ 23,255,721     $       -      $(24,664,599)   $ (1,389,772)
                                                       ------------    ------------    ------------    ------------
Debenture conversion to common stock                        51,777             -               -            51,985
Private placements                                         248,377          37,000             -           287,886
Issuance of shares for consulting services                   1,940             -               -             1,950
Issuance of shares in settlement of liabilities             24,950             -               -            25,000
Adjustment arising from agreement to issue
  common stock in settlement of liabilities                    -           100,000             -           100,000
Adjustment arising from additional common
  stock issued to former debenture holders
  pursuant to conversion of debentures (note 6)             84,082             -               -            84,082
Net loss for the year ended
  February 29, 2004                                            -               -           (17,281)        (17,281)
                                                       ------------    ------------    ------------    ------------
Balance, February 29, 2004                            $ 23,666,847    $    137,000    $(24,681,880)   $   (856,150)
                                                       ------------    ------------    ------------    ------------


See notes to financial statements

                                                 TRACKPOWER, INC.

                                              Statement of Cash Flows

                                                                                             Year Ended
                                                                                -----------------------------------
                                                                                   February 29,       February 28,
                                                                                       2004               2003
                                                                                ----------------    ---------------
Operating activities
     Net (loss)                                                              $        (17,281)   $       (736,257)
     Adjustments to reconcile net (loss) to net cash
      (used) by operating activities:
        Depreciation and amortization                                                   7,319              11,833
        Realized loss on marketable securities                                            800               6,400
        Non-cash financing expense                                                     84,082              28,496
        Loss on disposal of assets                                                          -              17,567
        Write-off of deposits                                                               -              68,910
        Loss on disposal of racehorses                                                 29,240              18,471
        Gain on extinguishment of debt                                               (453,023)                  -
        Issuance of common stock in settlement of liabilities                         125,000                   -
        Issuance of common stock for consulting services                                1,950               6,500
     Changes in:
        Other current assets                                                              293                (293)
        Accounts payable                                                              (71,251)             44,037
        Accrued expenses                                                               47,540              10,819
                                                                                ----------------    ---------------
                  Net cash (used) in operating activities                            (245,331)           (523,517)
                                                                                ----------------    ---------------
Investing activities
     Purchase of racehorse and office equipment                                             -             (40,249)
     Proceeds from disposal of racehorse                                                    -              31,529
     Acquisition deposit collection                                                         -              64,188
     Investments                                                                      (25,000)                  -
                                                                                ----------------    ---------------
                  Net cash provided by (used in) investing activities                 (25,000)             55,468
                                                                                ----------------    ---------------
Financing activities
     Proceeds from private placements                                                 287,886             448,400
                                                                                ----------------    ---------------
                  Net cash provided by financing activities                           287,886             448,400
                                                                                ----------------    ---------------
                  Increase (decrease) in cash and cash equivalents                     17,555             (19,649)
Cash and cash equivalents, beginning of year                                              492              20,141
                                                                                ----------------    ---------------
Cash and cash equivalents, end of year                                       $         18,047    $            492
                                                                                ----------------    ---------------

Noncash activities:

     During 2004 the Company recorded non-cash financing expense of $84,082 representing the cost of issuing additional shares of its common stock for improved conversion rights for accrued and unpaid interest on certain convertible debentures (note 6).

     During 2004 the Company issued 97,500 shares of its common stock for consulting services provided valued at $1,950.

     During fiscal 2004, the Company issued 2,079,378 shares of its common stock upon conversion of long-term debt, which amounted to $51,985 in principal and accrued interest.

     During 2004 the Company issued 500,000 shares of its common stock for settlement of certain aged liabilities totaling $25,000 and agreed to issue a further 2,500,000 shares for other liabilities totaling $100,000 which at February 29, 2004 was recorded in common stock subscribed.

     During 2004 the Company exchanged a racehorse valued at $10,000 for a convertible note of a related party having a face value of $25,000.

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

     During fiscal 2003, the Company issued 305,247 shares of its common stock, respectively, upon conversion of long-term debt, which amounted to $68,812 in principal and accrued interest.

     The Company did not make any cash interest or tax payments during fiscal
      2004 and 2003.


See notes to financial statements

                                TRACKPOWER, INC.

                          Notes to Financial Statements
                                February 29, 2004


NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

GOING CONCERN BASIS OF PRESENTATION

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has assets of $68,255, has a working capital deficit of $906,358 and a stockholders' deficiency of $856,150 at February 29, 2004. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

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

During the year ended February 28, 2003, the Company acquired a racehorse and disposed of another racehorse it had acquired during the year ended February 28, 2002. During the year ended February 29, 2004 the Company disposed of the racehorse it acquired in the prior year. At present, the Company intends to continue to evaluate opportunities in racetrack ownership.

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

b.  REVENUE RECOGNITION

Revenue is recorded when earned and consists of:

     PURSE WINNINGS

     The Company received purse winnings for racehorses acquired in fiscal 2004 and 2003.

c.  INVESTMENTS

The Company's investments consist of common stock of publicly quoted company and convertible notes of a related private company. The common stock of the publicly quoted company are considered "available for sale" and therefore have been recorded at market value at the balance sheet date with unrealized gains (losses) included as a separate component of stockholders' deficiency. The convertible notes of a private company are considered as "held to maturity" investments and are recorded at amortized cost. Any unrealized losses which are considered "other than temporary" are classified as realized losses through operations (see note 3).

                                TRACKPOWER, INC.

                                February 29, 2004

d.  DEPRECIATION

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

During fiscal 2003, the Company wrote-off $73,635 of proposed acquisition related deposits.

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

h.  ADVERTISING COSTS

The Company expenses the costs of advertising as incurred. Advertising expense amounted to $3,848 and $37 for fiscal 2004 and 2003, respectively.

i.  CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers cash and all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

j.  CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and investments. The Company places its cash with high quality financial institutions. At no time during the year, the balance at one financial institution exceeded insured limits.

k.  NET LOSS PER SHARE

For both 2004 and 2003, net loss per share has been computed using the net loss for the year divided by the weighted average number of shares outstanding.

Diluted loss per share is not presented as the effects of convertible debentures, warrants and options are anti-dilutive.

                                TRACKPOWER, INC.

                                February 29, 2004


l.  ACCOUNTING FOR STOCK OPTIONS

The Company adopted the annual disclosure provisions of SFAS 148 in its financial statements for the year ended February 29, 2004 and adopted the interim disclosure provisions in our financial statements for the quarter ended May 31, 2003.

All stock options that have been granted by the Company to employees have been at or above the fair market value of the Company's common stock at the time of grant. As of February 29, 2004 the shares of the Company's common stock were trading below the exercise price of options and warrants. As a result the options and warrants are out of the money and have no intrinsic value and no compensation expense has been recorded within the financial statements of the Company.

NOTE 3 - INVESTMENTS


During fiscal 2004, the Company purchased a $25,000 convertible note of Diversified Racing Investments Inc. (a private related party see note 8) for cash and exchanged a racehorse valued in the Company's financial statements at $10,000 for another convertible note of Diversified Racing Investments Inc. having a face value of $25,000. The second convertible note has been valued at the exchange value of $10,000 due to the non-cash nature of the exchange and because Diversified Racing is a related party. The convertible notes; 1) bear interest at 10%, 2) are secured by all of the operating assets of Diversified Racing, 3) automatically convert into common shares of Diversified Racing upon the listing of the shares on a public stock exchange,
4) upon conversion the total series (CAD $1 million) shall convert into common shares that constitute 50% of the outstanding common shares as constituted at closing of this series of the note offering, 5) Diversified Racing may repay the principal and interest, without penalty, at any time after the first anniversary of issuance, and 6) have a term of two years. These notes are considered "held to maturity" investments and are recorded at amortized cost. Any unrealized losses that are perceived to be an other than temporary impairment will be recorded as realized losses through the Company's statement of operations. These convertible notes are valued collectively at $35,000 on February 29, 2004. The Company also agreed to acquire a third $25,000 convertible note by issuing 2,500,000 shares of the Company's common stock. The shares were issued to Diversified Racing in May 2004 (see note 13 - Subsequent Events).

During fiscal 2001, the Company purchased 80,000 shares of common stock of a quoted US entity. These securities are considered "available for sale," and accordingly, are recorded at market value with unrealized gains or losses recorded as a separate component of stockholders' equity (deficit).

During fiscal 2004 and 2003, the Company recorded a realized loss on these marketable securities of $800 and $6,400, respectively, on the basis that the unrealized loss was perceived to be an other than temporary impairment of the share value. At February 29, 2004, the carrying value of the common stock of a quoted US entity was zero.

NOTE 4 - OFFICE EQUIPMENT

                                Historical          Accumulated
                                   Cost             Depreciation       Net Book Value
                              --------------     -----------------    ----------------
Office equipment           $         11,603   $       (6,950)      $        4,653
Computer equipment                    5,484           (3,983)               1,501
Leasehold improvements               27,559           (18,505)              9,054
                              --------------     -----------------    ----------------
Total                      $         44,646  $        (29,438)     $       15,208
                              ==============     =================    ================

NOTE 5 - NOTES PAYABLE

Notes payable consists a 10% promissory note due to SIG Communications Partnership in the amount of $20,000. The SIG Communications Partnership note and related accrued interest was due May 16, 2000. During fiscal 2002, accrued interest of $4,500 was added to the note principal. The Company agreed to repay the outstanding balance in monthly payments of $3,500. At February 29, 2004, $3,500 has been repaid. The Company is in default of its agreement.

                                TRACKPOWER, INC.

                                February 29, 2004


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

During fiscal 2004, notes, including accrued interest, aggregating $51,985 were converted to 2,079,378 shares of common stock and warrants to purchase 103,970 shares of common stock. The conversion incorporated a special privilege, approved by the Board of Directors, whereby the principal value of the debenture ($40,000) plus accrued and unpaid interest of $11,985 was converted at a reduced conversion rate of $0.025 per share (from $0.50 per share) and resulted in a non-cash financing charge of $84,082 representing the fair value of the incremental number of shares received.

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

Accrued interest on these notes, which was due on October 31, 2003, 2002 and 2001 was not paid. The non-payment of interest would be considered an event of default once notice is received from the noteholder. As of June 1, 2004, the Company has not received any notices of default and the debentures have been classified as current liabilities.

NOTE 7 - GAIN ON EXTINGUISHMENT OF DEBT

The Company recorded a gain from cancellation of indebtedness totaling $453,023 during the year ended February 29, 2004.

The balance includes $53,023 of various unsecured liabilities of the Company associated with previous business opportunities where the creditor has ceased communicating with the Company.

In addition, the Company recorded a $400,000 gain from cancellation of $400,000 owed to Transponder Encryption Services Corporation ("TESC"). In 1999, the Company signed an agreement with TESC to broadcast a simulcast signal of live horseracing to subscribers under the Echostar Dish Network. This agreement provided for a base monthly fee, plus a portion of revenues to be paid to EchoStar for the four-year term of the agreement. Effective August 3, 2000, the agreement was terminated with both parties claiming a breach of contract by the other party. The Company had previously accrued $400,000 payable under the agreement to the termination date in August 2000 and has not resolved the matter with TESC.

Should any of these matters result in a future loss, the Company will recognize the loss when it becomes known.

NOTE 8 - RELATED PARTY TRANSACTIONS

Periodically, the Company advances funds and pays expenses on behalf of related parties and funds are advanced and expenses are paid by related parties on behalf of the Company. These transactions result in

                                TRACKPOWER, INC.

                                February 29, 2004


non-interest bearing payables or receivables to related parties. At February 29, 2004, net payables to related parties amounted to $75,825. Related parties of the Company include entities under common management.

The Company pays $10,000 per month to a related party for executive management services of which $48,000 remained accrued and unpaid as February 29, 2004.

During fiscal 2004, the Company purchased a $25,000 convertible note of Diversified Racing for cash and exchanged a racehorse valued in the Company's financial statements at $10,000 for another convertible note of Diversified Racing having a face value of $25,000 (see note 3). Diversified Racing is a related party due to a director in common and its proposed participation with the Company on various racetrack acquisition and development projects. The Company also agreed to acquire a third $25,000 convertible note by issuing 2,500,000 shares of the Company's common stock. The shares were issued to Diversified Racing in May 2004 (see note 13 - Subsequent Events).

In 2003, the Company acquired a racehorse from King Stables for $39,241 at an amount of consideration established and agreed to by both parties. King Stables is owned by the Chief Executive Officer of the Company.

NOTE 9 - INCOME TAXES

The temporary differences between financial reporting and income tax purposes, are primarily net operating loss carryforwards for income tax purposes.

As of February 29, 2004, the deferred tax assets and valuation allowances are summarized as follows:

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

The Company has available net operating loss ("NOL") carryforwards of approximately $23,700,000 resulting from accumulated operating losses through fiscal 2004. The NOL carryforwards for tax reporting purposes expire in various amounts through the year 2024.

The use of all of the Company's NOL's could be limited if, among other things, changes in ownership as defined under Section 382 of the Internal Revenue Code, occur.

In addition, the NOL's are not final and are subject to the filing of tax returns and approval by the Internal Revenue Service.

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

As of February 29, 2004, there were 218,831,703 shares of common stock issued and outstanding.

During fiscal 2004, the Company raised $250,886 by issuing 25,088,622 shares of its common stock under private placements at $0.01 per share. In addition, the Company received $37,000 for private placements subscriptions of 3,700,000 shares of common stock at $0.01 per share, for which share certificates were not issued prior to February 29, 2004.

                                TRACKPOWER, INC.

                                February 29, 2004


During fiscal 2004, the Company issued 97,500 shares of its common stock for services valued at $1,950.

During fiscal 2004, the Company issued 500,000 shares of its common stock for settlement of certain aged liabilities valued at $25,000. The Company also agreed to issue 2,500,000 of its common stock for settlement of liabilities valued at $100,000 for which share certificates were not issued prior to February 29, 2004.

During fiscal 2004, the Company issued 2,079,378 shares of its common stock for subordinated convertible debentures having a face value of $40,000 plus accrued and unpaid interest of $11,985. Under the terms of the conversion the conversion rate was reduced from $0.50 per share to $0.025 per share. Under the original terms of conversion 103,970 shares were to be issued and the company recorded as $84,082 non-cash financing expense representing the fair value of the 1,975,408 incremental shares issued.

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

Common stock subscribed at February 29, 2004 includes 3,700,000 shares issuable under the private placement at $0.01 per share and 2,500,000 shares issuable under an agreement to settle aged liabilities of $100,000.

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

The following is a summary of CSO stock option activity for fiscal 2004 and 2003:

                                                                                   Weighted
                                                                                   Average
                                           Number           Option Price           Exercise
                                         of Shares            Per Share             Price
                                       -------------     -----------------    ----------------
Balance, February 28, 2002                1,505,000    $    0.10 - 0.75     $        0.10
Granted                                          --
Exercised, expired or cancelled          (1,500,000)
                                       -------------
Balance, February 28, 2003                    5,000    $        0.75        $        0.75
Granted                                          --
Exercised, expired or cancelled                  --
                                       -------------
Balance, February 29, 2004                    5,000    $        0.75        $        0.75

                                TRACKPOWER, INC.

                                February 29, 2004


The following is a summary of outstanding and exercisable CSO options at February 29, 2004:

          Number of shares                            5,000
          Weighted average remaining life          0.2 year
          Weighted average exercise price             $0.75


1993 EMPLOYEE STOCK COMPENSATION PLAN ("ESC")

The Company has reserved a maximum of 2,000,000 common shares to be issued upon the grant of awards for employees, directors and consultants or advisors. At February 29, 2004, no options were outstanding under this plan.

1993 INCENTIVE STOCK OPTION PLAN ("ISO")

The Company has reserved a maximum of 2,000,000 common shares to be issued upon the exercise of options granted under the ISO plan. Options will be granted under the ISO plan at exercise prices at least equal to the fair market value of the common stock on the date of grant. At February 29, 2004, no options were outstanding under this plan.

1993 NON-STATUTORY STOCK OPTION PLAN ("NSO")

The Company has reserved a maximum of 2,000,000 shares to be issued to key employees upon the exercise of options granted under the NSO plan. Options granted under the NSO plan will be at exercise prices to be determined by the Board of Directors or other NSO plan administrator.

The following is a summary of NSO stock option activity for fiscal 2004 and 2003:

                                                                               Weighted
                                                                                Average
                                        Number           Option Price          Exercise
                                      of Shares            Per Share             Price
                                    --------------     -----------------    ----------------
Balance, February 28, 2002                500,000    $        0.90        $       0.90
Granted                                        --
Exercised, expired or cancelled                --
                                    --------------
Balance, February 28, 2003                500,000    $        0.90        $       0.90
Granted                                        --
Exercised, expired or cancelled          (500,000)            0.90                0.90
                                    --------------
Balance, February 29, 2004                     --    $         --        $         --


The Company adopted the annual disclosure provisions of SFAS 148 in its financial statements for the year ended February 29, 2004. There were no options granted in either of fiscal 2004 or 2003. As of February 29, 2004 the shares of the Company's common stock were trading below the exercise price of options and warrants. As a result the options

                                TRACKPOWER, INC.

                                February 29, 2004


and warrants are out of the money and have no intrinsic value and no compensation expense has been recorded within the financial statements of the Company.

WARRANTS

The following is a summary of warrant activity for fiscal 2004 and 2003:

                                        Number
                                     of Shares to
                                    Purchase under
                                       Warrants               Expiry Date
                                   ----------------    -----------------------
Balance, February 28, 2002            16,751,475
Issued                                   305,247       March 6, 2005
Expired                                 (600,000)
                                   ----------------
Balance, February 28, 2003            16,456,722
                                                       Between August 31 and
Issued                                   103,970       October 31, 2006
Expired                               (5,595,365)
                                   ----------------
Balance, February 29, 2004            10,965,327

Warrants outstanding at February 29, 2004 consists of the following:

                                                                Exercise          Number
        Issue Date                   Expiration Date             Price           of Shares
---------------------------     -------------------------    --------------    ------------
March 31, 1999                  March 31, 2004                        0.15         375,030
April 29, 1999 (a)              April 29, 2004                1.58 to 2.53       5,000,000
December 17, 1999               December 17, 2004                     2.50         806,679
March 5, 2001                   March 5, 2004                         0.75          43,360
March 9, 2001                   March 9, 2004                         0.75         438,622
March 16, 2001                  March 16, 2004                        0.75         136,889
July 31, 2001                   July 31, 2004                         0.75         391,556
December 31, 2001               December 31, 2004                     0.75       1,363,974
June 12, 2001                   June 12, 2004                         0.10       2,000,000
March 6, 2002                   March 6, 2005                         0.75         305,247
August 31, 2003                 August 31, 2006                       0.75          25,770
October 8, 2003                 October 8, 2006                       0.75          39,100
October 31, 2003                October 31, 2006                      0.75          39,100
                                                                               ------------
                                                                                10,965,327
                                                                               ------------

                                TRACKPOWER, INC.

                                February 29, 2004


(a) In connection with a wagering agreement entered into in fiscal 2000, the Company issued warrants to purchase 5,000,000 common shares. The warrants are exercisable one million shares each year at (1) $1.58, (2) $1.82, (3) $2.05, (4) $2.29, and (5) $2.53 and are exercisable for a five-year period. The agreement contains one five-year renewable option.

Should all outstanding warrants be exercised, the total additional consideration available to the Company is approximately $12,834,970. A maximum of 10,965,327 common shares would be issued.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

COMMITMENTS

The Company is committed under a vehicle lease until October 2006. Total monthly lease payments are approximately $1,353. Minimum annual lease payments for the years ended February 28, 2005 and 2006 total $16,236 each year and $10,824 during the year ended February 28, 2007.

MANAGEMENT FEES

The Company accrues $10,000 per month for the management services of certain executives to a related party.

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

NOTE 13 - SUBSEQUENT EVENTS

In May 2004, the Company completed its commitment to acquire three convertible notes of Diversified Racing (see note 3), each having a face value of $25,000 by issuing 2,500,000 common shares to Diversified Racing.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following persons are all of the directors and executive officers of TrackPower, Inc. (the "Company" or "TrackPower"):

     JOHN G. SIMMONDS, 53, was appointed Chairman of the Board, a Director and Chief Executive Officer of the Company effective January 29, 1998. Mr. Simmonds is an entrepreneur with several years' experience in the horse industry. Mr. Simmonds has been involved in various business opportunities including distribution, wireless products, manufacturing and golf course development. Mr. Simmonds is Chairman of the Board and Chief Executive Officer of Wireless Age Communications, Inc. and Pivotal Self Service Technologies Inc. He has served on several boards during his business career.

     KENNETH J. ADELBERG, 51, has been a Director of the Company since April 1, 1996. Mr. Adelberg, who holds Bachelor of Science degrees in Biophysics and Psychology from Pennsylvania State University, and studied for an MBA, is the President and Chief Executive Officer of HiFi House Group of Companies; a founding shareholder and currently a director of Republic First Bancorp; and a founding shareholder and former director of U.S. Watts. Since 1995, Mr. Adelberg has also been a director of Global Sports Inc., a Nasdaq-listed (Small-Cap) company. Mr. Adelberg is also a director of Wirless Age Communications, Inc.

     ARNOLD K. SMOLEN, 61, graduated from the Philadelphia College of Pharmacy and Science with a Bachelor of Science degree in 1965. Until 1994, Mr. Smolen owned and operated his own chain of Pharmaceutical stores. He is presently a consultant of Northwest Tennis, Inc. and is Executive Vice President and Principal of Percival Financial Partners. Mr. Smolen has been actively involved as a breeder of thoroughbred racehorses in the Mid-Atlantic area for over twenty-five years and is a licensed owner in Maryland, West Virginia, Delaware, New Jersey, Pennsylvania and New York.

Executive Officers and Significant Employees

     CARRIE J. WEILER, 45, Secretary of the Company since February 1998.
Ms. Weiler is Corporate Secretary of Wireless Age Communications, Inc. and Pivotal Self-Service Technologies Inc. Ms. Weiler has several years experience in corporate administration, human resources and accounts receivable management. Ms. Weiler serves a key liaison between the Company's management, Board of Directors and its various committees.

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

     For the year ended February 29, 2004, some of the current directors and officers were delinquent in filing the forms required to be filed under Section 16 of the Securities Exchange Act of 1934, as amended.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth information concerning the compensation for services in all capacities for the fiscal years ended February , 29, 2004, February 28, 2003 and February 28, 2002 of those persons who were, during all or part of the fiscal year ended February 29, 2004, executive officers of the Company.

---------------------------- ------------------------------------------------- --------------------------------------
                                           Annual Compensation                         Long Term Compensation
---------------------------- ------------------------------------------------- --------------------------------------
                                                                                        Awards             Payouts
---------------------------- -------- ------------ --------- ----------------- ------------------------ -------------
    Name and Principal         Year      Salary      Bonus         Other        Restricted                   LTIP
         Position                                                  Annual          Stock      Options/     Payouts
                                                                Compensation       Awards     SARs(#)
---------------------------- -------- ------------ --------- ----------------- ------------ ----------- -------------
John G. Simmonds,              2004       $83,167     None        $15,858          None         None         None
Chairman of the Board,         2003      $203,204     None        $14,268          None         None         None
Chief Executive Officer        2002      $166,667     None         $9,500          None         None         None
and President
---------------------------- -------- ------------ --------- ----------------- ------------ ----------- -------------
Carrie J. Weiler,              2004       $17,058     None          None           None         None         None
Vice President and             2003       $50,000     None          None           None         None         None
Corporate Secretary            2002       $59,095     None          None           None         None         None
---------------------------- -------- ------------ --------- ----------------- ------------ ----------- -------------

     The Company has no long-term incentive plan.

OPTION GRANTS TABLE FOR FISCAL 2004

     The Company did not grant any options to directors or executive officers under any stock option plans during the fiscal year ended February 29, 2004.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
OPTION VALUES

     The following table sets forth information regarding the exercise of stock options during the last fiscal year by the executives named in the Summary Compensation Table and the fiscal year-end value of unexercised options.

------------------------------ --------------------- --------------- ------------------------ ----------------------
                                                                                                    Value of
                                                                                                   Unexercised
                                                                                                  In-the-Money
                                                                            Number of              Options at
                                                                           Unexercised          February 29, 2004
                                  Shares Acquired         Value             Options at             exercisable/
            Name                    on Exercise          Realized        February 28, 2003       unexercisable(1)
------------------------------ --------------------- --------------- ------------------------ ----------------------
John G. Simmonds                         0                  $0                   0                      NA
------------------------------ --------------------- --------------- ------------------------ ----------------------
Carrie J. Weiler                         0                  $0                   0                      NA
------------------------------ --------------------- --------------- ------------------------ ----------------------

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     Set forth below is certain information with respect to persons known by the Company to own beneficially, as of February 29, 2004, 5% or more of the outstanding shares of its Common Stock:

--------------------------------- --------------------- ------------------
   Name and Address of              Amount and Nature        Percent
    Beneficial Owner                  of Beneficial      of Common Stock
                                        Ownership              (1)
--------------------------------- --------------------- ------------------

1500450 Ontario Limited                 16,046,150             7.0%
119 Alexis Boulevard
North York, Ontario M3H 2P8
--------------------------------- --------------------- ------------------
Kenneth J. Adelberg                     15,992,269             7.0%
609 Longchamps Drive
Devon, PA 19333
--------------------------------- --------------------- ------------------



(1)  Based on 228,431,703 shares outstanding May 31, 2004.

SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth the beneficial ownership of Common Stock of the Company as of February 29, 2004, by each director, each executive officer named in the Summary Compensation Table, and by all directors and executive officers of the Company as a group:

-------------------------------------- ----------------------- --------------------
         Name and Address of              Amount and Nature          Percent
          Beneficial Owner                  of Beneficial        of Common Stock
                                            Ownership (1)               (2)
-------------------------------------- ----------------------- --------------------

John G. Simmonds (3)                          6,681,878               2.9%
13980 Jane Street, King City,
Ontario, Canada  L7B 1A3
-------------------------------------- ----------------------- --------------------
Kenneth J. Adelberg                           15,992,269              7.0%
1001 Sussex Blvd.
Broomall, Pennsylvania  29008

-------------------------------------- ----------------------- --------------------
Arnold Smolen (4)                              843,856                0.4%
2515 Boston St. Unit 1103
Baltimore, Maryland 21224
-------------------------------------- ----------------------- --------------------

Carrie J. Weiler                              6,537,467               2.9%
13980 Jane Street, King City
Ontario, Canada L7B 1A3

-------------------------------------- ----------------------- --------------------
All Executive Officers and Directors          30,055,470              13.1%
as a group, including those named
above (4 persons)
-------------------------------------- ----------------------- --------------------

(1) Except as otherwise indicated below, each named person has voting and investment power with respect to the securities owned by them.


(2)  Based on 228,431,703 shares outstanding at May 31, 2004.


(3) Represents (a) 4,474,836 shares of the Company's common stock; (b) 104,222 warrants to purchase the Company's common stock at an exercise price of $2.50 per share, issued December 17, 1999; (c) 162,000 warrants to purchase common stock of the Company at $0.75; (d) 265,139 shares of the Company's common stock owned by Mr. Simmonds' wife; (e) 790,950 shares of the Company's common stock held in trust by Mr. Simmonds' wife for Mr. Simmonds' son Jack Simmonds; (f) 26,056 warrants to purchase the Company's common stock at an exercise price of $2.50 per share, issued December 17, 1999 owned by Mr. Simmonds' wife; (g) 26,056 warrants to purchase the Company's common stock at an exercise price of $2.50 per share, issued December 17, 1999 held in trust by Mr. Simmonds' wife for Mr. Simmonds' son Jack Simmonds; (h) 50,000 warrants to purchase common stock of the Company at $0.75 per share held by Mr. Simmonds' wife in trust for Mr. Simmonds' son Jack Simmonds; (i) 52,000 warrants to purchase common stock of the Company at $0.75 per share held by Mr. Simmonds' wife in trust for Mr. Simmonds' son Henry Simmonds; and (j) 730,619 shares of the Company's common stock held by Mr. Simmonds' wife in trust for Mr. Simmonds' son Henry Simmonds.

(4) Represents (a) 791,745 shares of the Company's common stock; and (b) 52,111 warrants to purchase the Company's common stock at an exercise price of $2.50 per share issued December 17, 1999.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As of May 31, 2004, 1500450 Ontario Limited owns an aggregate of 16,046,150 shares of common stock of TrackPower, representing 7.0% of the aggregate shares of common stock of TrackPower outstanding, based on 228,431,703 shares outstanding. 1500450 Ontario Limited acquired 11,056,150 of these securities from Simmonds Capital Limited through debt settlement with a secured lender of SCL.

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

     In each of fiscal 2002 and 2003, the Company acquired a racehorse from King Stables for $50,000 and $39,240 respectively, at an amount of consideration established and agreed to by both parties. King Stables is owned by Mr. Simmonds.

     In December 2003, the Company sold one of its racehorses valued at $10,000 to Diversified Racing Investments Inc., which is a related party due to a director in common (Mr. Simmonds) and its relationship with the Company on several proposed racetrack ownership ventures. Diversified Racing and the Company are in discussions on participating together on several horseracing track acquisition and development projects. The consideration received from Diversified Racing was a convertible note having a face value of $25,000. In addition, the Company made a $25,000 cash investment in another Diversified Racing $25,000 convertible note and the Company agreed to issue 2,500,000 of its common shares for a third Diversified Racing convertible note having a face value of $25,000. The common stock was issued to Diversified Racing in May 2004. Mr. Graham Simmonds the son of Mr. John Simmonds is President and CEO of Diversified Racing.

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

     There were no significant changes in the Company's internal controls or in other factors that could affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Date: June 15, 2004

                             TRACKPOWER, INC.

By:

                             /s/ John G. Simmonds
                            --------------------------------------------
                                 John G. Simmonds, CEO/CFO/Director


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                  TITLE                                         DATE
/s/ John G. Simmonds
---------------------------------
    John G. Simmonds                  Chairman/CEO/CFO/Director                     June 15, 2004
                                      (principal executive & accounting officer)


/s/ Kenneth A. Adelberg
---------------------------------
    Kenneth A. Adelberg               Director                                      June 15, 2004


/s/ Arnold Smolen
---------------------------------
    Arnold Smolen                     Director                                      June 15, 2004



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

Date:  June 15, 2004                        By:  /s/ John G. Simmonds
                                                 ---------------------
                                                 John G. Simmonds
                                                 Principal Executive Officer

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

Date:  June 15, 2004                        By:  /s/ John G. Simmonds
                                                 ---------------------
                                                 John G. Simmonds
                                                 Principal Financial Officer