Form 10QSB
period 2004-05-31
TRACKPOWER INC
filed 2004-07-15
CIK 819927

      As filed with the Securities and Exchange Commission on July 15, 2004

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

                   For the Quarterly Period Ended May 31, 2004

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

          YES   X                                           NO
              -----                                             -----

The number of shares outstanding of each of the Registrant's class of common equity, as of May 31, 2004 are as follows:

         CLASS OF SECURITIES                              SHARES OUTSTANDING
    Common Stock, $.0001 par value                            228,431,703

================================================================================

                                TRACKPOWER, INC.



                                      INDEX


PART I.         FINANCIAL INFORMATION

Item 1.         Condensed Financial Statements (unaudited)
                       Condensed Balance Sheet..........................................................   3
                       Condensed Statements of Operations...............................................   4
                       Condensed Statements of Stockholders' Deficiency.................................   5
                       Condensed Statements of Cash Flows...............................................   6
                       Notes to Condensed Financial Statements..........................................   7

Item 2.         Management's Discussion and Analysis or Plan of Operation...............................  10


Item 3.         Controls and Procedures.................................................................  14


PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings.......................................................................  15

Item 2.         Change in Securities and Use of Proceeds................................................  15

Item 3.         Defaults Upon Senior Securities.........................................................  15

Item 4.         Submission of Matters to a Vote of Security Holders.....................................  15

Item 5.         Other Information.......................................................................  15

Item 6.         Exhibits and Reports on Form 8-K........................................................  16
                          A)  Exhibit Schedule
                          B)  Reports Filed on Form 8-K

Signatures and Certifications...........................................................................  18

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS.

                                TRACKPOWER, INC.
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)
                                  May 31, 2004


ASSETS
Current Assets:
   Cash                                                                               $  38,004
------------------------------------------------------------------------------------------------

Total current assets                                                                     38,004
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

Office equipment                                                                         44,646
   Less:    Accumulated depreciation                                                   (31,161)
------------------------------------------------------------------------------------------------
       Net office equipment                                                              13,485

Investments                                                                              60,000

------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                          $ 111,489
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current Liabilities:
   Accounts payable (including $147,288 due to related parties)                       $ 320,777
   Accrued interest                                                                     143,436
   Accrued Directors' Fees                                                               85,183
   Accrued professional fees                                                             29,302
   Senior subordinated convertible debentures, due October 31, 2004                     396,000
   Note payable                                                                          21,000
------------------------------------------------------------------------------------------------
       Total current liabilities                                                        995,698
------------------------------------------------------------------------------------------------

Commitments and contingencies (see Summary of Significant Accounting Policies)

Shareholders' deficiency:
   Convertible preferred stock, no par value, unlimited shares authorized,
   none issued                                                                                -
   Common stock, $.0001 par value; unlimited shares authorized, 228,431,703
   shares, issued and outstanding                                                        22,843
   Additional paid in capital                                                        23,836,887
   Common stock subscribed                                                               52,000
   Accumulated deficit                                                             (24,795,939)
------------------------------------------------------------------------------------------------
       Total shareholders' deficiency                                                 (884,209)
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                                      $   111,489
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                                TRACKPOWER, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                      Three Months Ended
                                                                                            May 31,
                                                                                  2004                  2003
                                                                                  ----                  ----
 Revenue
     Purse winnings                                                              $   -               $   540
 ------------------------------------------------------------------------------------------------------------
     Total revenue                                                                   -                   540

 Operating expenses:
     Wages and consulting fees                                                  39,872                43,058
     Management fees, related party                                             30,000                     -
     Trainer and equine fees                                                         -                 4,718
     Professional fees                                                           9,000                11,299
     General and administrative                                                 25,364                22,965
 ------------------------------------------------------------------------------------------------------------
     Total operating expenses                                                  104,236                82,040

 Loss from operations                                                        (104,236)              (81,500)

 Other (income) expenses:
     Gain on extinguishment of debt                                                  -             (407,475)
     Gain on sale of distribution rights                                             -              (13,713)
     Realized loss on marketable securities                                          -                   800
     Interest                                                                    8,100                 8,996
     Depreciation and amortization                                               1,723                 1,830
 ------------------------------------------------------------------------------------------------------------
     Total other (income) expenses                                               9,823             (409,562)

 Net income (loss)                                                          $(114,059)              $328,062
 ============================================================================================================

 Basic and diluted earnings (loss) per share of common stock:
 Weighted average number of common shares outstanding                      224,098,369           191,066,203
 Basic earnings (loss) per share                                              $(0.001)                $0.002
 Diluted earnings per share                                                          -                $0.002

                 See accompanying notes to financial statements.

                                TRACKPOWER, INC.
                CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                   (UNAUDITED)


                                                            Common Stock
                                                     ----------------------------
                                                                                  Additional                     Total
                                                                                    Paid-in    Accumulated   Stockholders'
                                                        Shares          Amount      Capital      Deficit       Deficiency
                                                     -------------     ---------- ------------ ------------- ---------------
Balance, February 28, 2003                           191,066,203    $     19,106   23,255,721  (24,664,599)    (1,389,772)

Net earnings for year three month period ended May
 31, 2003                                                      -               -            -     328,062         328,062

                                                     -------------     ---------- ------------ ------------- ---------------
Balance, May 31, 2003                                191,066,203    $     19,106   23,255,721  (24,336,537)    (1,061,710)
                                                     -------------     ---------- ------------ ------------- ---------------

                                                Common Stock
                                         ---------------------------
                                                                       Common     Additional                     Total
                                                                        Stock       Paid-in    Accumulated   Stockholders'
                                           Shares          Amount    Subscribed     Capital      Deficit       Deficiency
                                         ------------     ---------- ------------ ------------ ------------- ---------------
Balance, February 29, 2004               218,831,703   $     21,883      137,000   23,666,847  (24,681,880)      (856,150)

Common stock issued in connection with
private placements                         4,600,000            460     (46,000)       45,540           -               -

Common stock subscribed                            -              -       61,000            -           -          61,000

Common stock issued for settlement of
professional fees                          2,500,000            250    (100,000)       99,750           -               -

Common stock issued for investment         2,500,000            250                    24,750                      25,000

Loss for the three month period ended
 May 31, 2004                                      -              -            -            -    (114,059)       (114,059)

                                         ------------     ---------- ------------ ------------ ------------- ---------------
Balance, May 31, 2004                    228,431,703   $     22,843       52,000   23,836,887  (24,795,939)      (884,209)
                                         ------------     ---------- ------------ ------------ ------------- ---------------

                 See accompanying notes to financial statements.

                                TRACKPOWER, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        Three Months Ended
                                                                                             May 31,

                                                                                           2004                  2003
                                                                                           ----                  ----
   -------------------------------------------------------------------------------------------------------------------
   NET CASH FROM OPERATIONS
            Net income (loss)                                                        $(114,059)              $328,062
            Adjustments to reconcile net earnings (loss)
            to net cash used in operating activities:
            Depreciation and amortization                                                 1,723                 1,830
            Loss on marketable securities                                                     -                   800
            Gain on extinguishment of debt                                                    -             (407,475)
        Changes in:
            Accounts payable and accrued expenses                                        71,293                85,587
   -------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) operating activities                                 (41,043)                 8,804
   -------------------------------------------------------------------------------------------------------------------

   CASH FLOWS FROM FINANCING ACTIVITIES:
             Proceeds from common stock subscribed                                       61,000                     -
   -------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                             61,000                     -
   -------------------------------------------------------------------------------------------------------------------

   -------------------------------------------------------------------------------------------------------------------
   Increase in cash                                                                      19,957                 8,804
   -------------------------------------------------------------------------------------------------------------------
   CASH,  beginning of period                                                            18,047                   492
   -------------------------------------------------------------------------------------------------------------------
   CASH,  end of period                                                                 $38,004                $9,296
   -------------------------------------------------------------------------------------------------------------------

Noncash activities:

During the three month period ended May 31, 2004, the Company issued 2,500,000 shares of its common stock to acquired a $25,000 face value convertible debenture of Diversified Racing Investments Inc.


                 See accompanying notes to financial statements.

                                TRACKPOWER, INC.

                     Notes to Condensed Financial Statements
                                  May 31, 2004

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS

         TrackPower's present business strategy and direction is primarily to acquire interests in horseracing tracks and also to evaluate other horseracing industry opportunities.

         RECENT DEVELOPMENTS

         RACETRACK OWNERSHIP OPPORTUNITIES

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

         Tioga Park has been the subject of bankruptcy proceedings for over one year. During 2003 Asolare II Inc. (Asolare), a related party of TrackPower, started negotiating with the debtor in possession of Tioga Park to transfer the title of the property to Asolare. Asolare purchased the underlying debt instruments from the debtor in possession's secured lender.

         On March 8, 2004, the Company announced that an agreed upon reorganization plan had been filed in the United States District Court for the Northern District of New York to convey the Tioga Park racetrack to Asolare.

             The Company also announced that Jeffery Gural through Southern Tier Properties (an entity controlled by Mr. Gural) was going to become a partner with the Company in the track acquisition and future development. Mr. Gural is Chairman of Newmark & Company Real Estate, Inc. (Newmark) which owns or manages approximately 150 buildings in the Metropolitan New York area. Mr. Gural is responsible for all acquisitions and the managing and leasing of the properties that Newmark's partners have an ownership position in. Mr. Gural is also responsible for the supervision of Newmark's non-institutional portfolio.

         On May 27, 2004, the District Court approved the confirmation of the sale of the Tioga Park property to Asolare. The approval is subject to a stay period which expired on June 14, 2004.

         On June 24, 2004 the Company along with co-venturer, Southern Tier Acquisitions, LLC announced that it had formed a New York Limited Liability Company called Tioga Downs Racetrack, LLC, which had taken title to the former Tioga Park Racetrack in Tioga County New York. The Company also announced that an application was already pending before the New York State Racing and Wagering Board for a license to operate a harness track meet for 56 days a year from May through early September. Tioga Downs Racetrack, LLC is also seeking a license to conduct Simulcast racing and wagering year round at the track. Discussions are also ongoing for the new company to obtain the rights to operate a "Racino" with Video Lottery Terminals at the racetrack.

         As part of this transaction, the Company agreed to acquire the Tioga Park Racetrack from Asolare in exchange for 33,000,000 shares of its common stock, an 8%, 3 year, $1,650,000 note payable (secured by its interest in Tioga Downs Racetrack, LLC) and 16.5% of the Company's share of dividends (or income) from Tioga Park Racetrack, LLC for the first five years. The Company also agreed that, at their option, up to two of Asolare's shareholders could join Trackpower's board of directors. The Company also agreed to transfer its ownership position in Tioga Park Racetrack to Tioga Downs Racetrack, LLC for a 50% ownership interest.

         This necessary legal documentation to close has not been finalized as of this date; however the Company expects to close during July or August 2004.

         Southern Tier Acquisitions, LLC (Southern Tier) obtained its 50% interest in the newly formed Tioga Downs Racetrack, LLC through a cash contribution of $1,500,000. The Southern Tier cash contribution has been made to Tioga Downs Racetrack, LLC.

         Mr. Gural will be the Chief Executive Officer of Tioga Park Racetrack, LLC and be responsible for the day to day affairs of the track. Mr. Gural is a major owner and breeder of Standardbred racehorses and operates a farm in Stanfordville in Dutchess County New York.

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

         The Wheat City Horse Park project business plan and feasibility study began in April 2004 and the business opportunity will be fully explained in a proposal to be presented to the provincial and local governments. It is anticipated that the proposal will include opening the facility during the spring of 2006.

         Although there can be no assurances, the Company is confident that these racetrack ownership opportunities will be consummated.


         BASIS OF PRESENTATION

         The accompanying unaudited financial statements of TrackPower, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended May 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended February 29, 2004.

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

         CONTINGENCIES

         During the three month period ended May 31, 2003, the Company recorded a gain of $407,475 on extinguishment of debt. Included in the gain was $400,000 owed to a third party for transponder fee services provided up to August 2000. In 1999, the Company signed an agreement with Transponder Encryption Services Corporation ("TESC") to broadcast a simulcast signal of live horseracing to subscribers under the EchoStar Dish Network. This agreement provided for a base monthly fee, plus a portion of revenues to be paid to EchoStar for the four-year term of the agreement. Effective August 3, 2000, the agreement was terminated with both parties claiming a breach of contract by the other party. The Company has attempted to resolve the matter with TESC but has been unable to obtain a response and therefore has opted to remove the liability from the balance sheet and treat the liability as a contingency.

         The Company has also opted to eliminate $7,475 in miscellaneous historic liabilities related to previous business opportunities for which the creditors have ceased communicating with the Company.

         INVESTMENTS

         During fiscal 2004, the Company purchased a $25,000 convertible note of Diversified Racing Investments Inc. (a private related party) for cash and exchanged a racehorse valued in the Company's financial statements at $10,000 for another convertible note of Diversified Racing Investments Inc. having a face value of $25,000. The second convertible note has been valued at the exchange value of $10,000 due to the non-cash nature of the exchange and because Diversified Racing is a related party. The Convertible notes; 1) bear interest at 10%, 2) are secured by all the operating assets of Diversified Racing, 3) automatically convert into common shares of Diversified Racing upon the listing of the shares on a public stock exchange, 4) upon conversion the total series (CAD$1,000,000) shall convert into common shares that constitute 50% of the outstanding common shares as constituted at closing of this series of the note offering, 5) Diversified Racing may repay the principal and interest, with out penalty, at any time after the first anniversary of issuance, and 6) have a term of two year.

         The Company acquired a third $25,000 convertible note by issuing 2,500,000 shares of the Company's common stock. The Company valued the third convertible note at $25,000 based on the value of the common stock issued. The Company ascribed the value of $25,000 to the common stock, due to private placements completed for cash at this level at the same time. These convertible notes are valued collectively at $60,000 on May 31, 2004.

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

         During fiscal 2004 the Company recorded a realized loss on these marketable securities of $800, on the basis that the unrealized loss was perceived to be an other than temporary impairment of the share value. At May 31, 2004, the carrying value of the common stock of a quoted US entity was zero.

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

         At May 31, 2004, $396,000 in senior subordinated convertible debentures were outstanding for which interest due on October 31, 2000, 2001, 2002 and 2003 remains unpaid. Non payment of interest could constitute an event of default if notice were served. As of July 15, 2004, the Company has not received any notices of default and accordingly has classified such convertible debt as a current liability.

         NET EARNINGS AND LOSS PER SHARE

         Loss per common share is based on the weighted average number of shares outstanding during each period presented. Convertible debentures, options to purchase stock and warrants are included as common stock equivalents only when dilutive. Potential common stock equivalents totaling approximately 1.0 million shares at May 31, 2004 have been excluded as the effects of such shares would have been anti-dilutive.

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

         RESULTS OF OPERATIONS

         FOR THE THREE MONTH PERIOD ENDED MAY 31, 2004

         Revenues for the three month period ended May 31, 2004 were zero compared to $540 during the comparative period in the prior year. Revenues during the three month period ended May 31, 2003 consisted of purse winnings from the Company's racehorse. The Company disposed of its remaining racehorse during fiscal 2004 and has opted to focus other horseracing industry opportunities.

         Operating expenses totaled $104,236 during the three-month period ended May 31, 2004 approximately $22,000 higher than during the three month period ended May 31, 2003.

         Wages and consulting fees were $39,872 during the three month period ended May 31, 2004 compared to $43,058 during the comparative period in the prior year. The wages and consulting fees during the three month period ended May 31, 2003 represented the employment costs of executive staff and an allocation of an accounting staff member. Wages and consulting costs during the three month period ended May 31, 2004 consisted of payroll costs of accounting staff totaling $6,963 and various consulting fees totaling $32,909. The Company also accrued $30,000 in management fees to a related party for executive management services of the Company's officers.

         General and administrative expenses were $22,965 during the three month period ended May 31, 2003 compared to $25,364 during the three month period ended May 31, 2004.

         Within general and administrative costs; 1) travel, meals and entertainment totaled $9,404 during the three month period ended May 31, 2004 and were zero in the comparative quarter in the prior year, 2) auto lease, repair and gasoline expenses were $4,398 during the three month period ended May 31, 2004 down from $6,714 in the comparative period in the prior year, 3) directors fees were static at $3,750 in both quarters, 4) rent and insurance expenses were $2,815 in the current quarter and $4,773 in the prior year, 5) corporate fees were $1,805 during the three month period ended May 31, 2004 compared to $1,218 in the comparative period in the prior year, 6) telephone and cellular costs were $790 during the current quarter, down from

$2,651 during the three month period ended May 31, 2003, 7) foreign exchange losses were reduced from $1,618 during the three month period ended May 31, 2003 to a gain of $175 during the current quarter, and 8) other miscellaneous costs totaled $2,577 during the current quarter and $2,241 during the prior quarter, no single category of expense exceeding $1,500.

         Professional fees were $9,000 during the current quarter slightly down from $11,299 during the comparative period in the prior year. Accounting fees were $7,500 during the three month period ended May 31, 2003 and $9,000 during the quarter ended May 31, 2004. Legal fees were $3,799 during the quarter ended May 31, 2003 and zero in the current quarter. The decrease is a result of the legal fees attributable to Tioga Park acquisition were borne by a related party.

         Trainer and equine fees totaled $4,718 during the three month period ended May 31, 2003 compared to zero in the current quarter. Trainer and equine fees were eliminated in the current quarter due to the disposal of the Company' remaining racehorse during fiscal 2004.

         The loss from operations has been increased, primarily due to management fees charged by a related party for executive management services of the Company's officers.

         Other income totaled $409,562 during the three month period ended May 31, 2003 compared to other expense of $9,823 during the current quarter.

         Other income during the three month period ended May 31, 2003 included a gain on extinguishment of debt of $407,475 in the current quarter. Included in the gain was $400,000 owed to a third party for transponder fee services provided up to August 2000. In 1999, the Company signed an agreement with Transponder Encryption Services Corporation ("TESC") to broadcast a simulcast signal of live horseracing to subscribers under the Echostar Dish Network. This agreement provided for a base monthly fee, plus a portion of revenues to be paid to EchoStar for the four-year term of the agreement. Effective August 3, 2000, the agreement was terminated with both parties claiming a breach of contract by the other party. The Company has attempted to resolve the matter with TESC but has been unable to obtain a response and therefore has opted to remove the liability from the balance sheet and treat the liability as a contingency. The Company also opted to eliminate $7,475 in miscellaneous historic liabilities related to previous business opportunities where the creditor has ceased communicating with the Company.

         The Company sold the rights to distribute certain Midland Land Mobile Radios in certain territories of Western Canada to a third party for $13,713 during the three month period ended May 31, 2003, which had previously been written off in fiscal 2001. The Company for several years had not been pursuing the distribution business strategy and management opted to realize a cash value on the rights.

         The Company also realized a loss on marketable securities of $800 during the three month period ended May 31, 2003. The securities had been listed on the NASD over-the-counter-bulletin-board but were delisted during the current quarter and accordingly management made the decision to write off the remaining value.

         Interest expense on the Company's senior subordinated convertible debentures were reduced from $8,996 during the three month period ended May 31, 2003 to $8,100 during the current quarter. Interest expense is reduced due to the conversion of certain debentures during fiscal 2004.

         Depreciation and amortization expense was $1,830 a year ago and $1,723 during the current quarter.

         The Company recorded net income of $328,062 during the three month period ended May 31, 2003 (less than $0.01 per share) compared to a net loss of $114,059 (also less than $0.01 per share) during the comparative period in the current year. The change is primarily the result of the $407,475 gain on extinguishment of debt described above.

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

Investments:

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

         FINANCIAL CONDITION

         During the three month period ended May 31, 2004, total assets increased from $68,255 to $111,489. The increase is primarily the result of an increase in cash balances (from $18,047 to $38,004) and an additional investment in Diversified Racing convertible debentures (from $35,000 to $60,000).

         The Company's carrying value of office equipment was reduced from $15,208 to $13,485 during the quarter due to normal depreciation of $1,723.

         Current liabilities of the Company increased from $924,405 at February 29, 2004 to $995,698 as at May 31, 2004. The in is primarily attributable to an increase in accounts payable from $270,330 at February 29, 2004 to $320,777 at May 31, 2004.

         The shareholders' deficit increased from $856,150 as at February 29, 2004 to $884,209 at May 31, 2004. Common stock, common stock subscribed and additional paid in capital increased by $86,000 during the quarter. The increase is attributable to private placements and common stock issued for an additional investment in Diversified Racing Investments Inc. convertible debentures. The Company's accumulated deficit increased from $24,681,880 at the beginning of the period to $24,795,939 at the end of the quarter, as a result of the Company's net loss of $114,059 during the period.


         LIQUIDITY AND CAPITAL RESOURCES

        During the three month period ended May 31, 2004 cash used in operating activities totaled $41,043, primarily as a result of the net loss of $114,059 for the period reduced by non cash adjustments and changes in various working capital items. Cash provided by financing activities totaled $61,000 and represented additional private placements of common stock.

         The revenues of the Company are non-existent and therefore do not play a role in financing operations. Management has decided to pursue a business strategy that still involves the horseracing industry. The Company acquired two racehorses both of which have now been disposed of. The Company continues to evaluate other horseracing related opportunities.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Not applicable.

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS.

         The Company received $61,000 during the current quarter for private placement subscriptions totaling 6,100,000 common shares.

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



DATE:  JULY 15, 2004                   BY:     /s/ John G. Simmonds
                                               ---------------------------------
                                               John G. Simmonds
                                               President / CEO / CFO / Director
                                               (principal executive officer)


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

Date:  July 15, 2004              By:  /s/ John G. Simmonds
                                       -----------------------------------------
                                       John G. Simmonds
                                       Principal Executive and Financial Officer