Form 10QSB
period 2004-08-31
TRACKPOWER INC
filed 2004-10-15
CIK 819927

    As filed with the Securities and Exchange Commission on October 15, 2004

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

                 For the Quarterly Period Ended August 31, 2004

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

              YES X                                    NO __
                  -

The number of shares outstanding of each of the Registrant's class of common equity, as of August 31, 2004 are as follows:

           CLASS OF SECURITIES                      SHARES OUTSTANDING
           -------------------                      ------------------
      Common Stock, $.0001 par value                    234,931,703

================================================================================

                                TRACKPOWER, INC.


                                      INDEX

    PART I.         FINANCIAL INFORMATION

    Item 1.         Condensed Financial Statements (unaudited)
                           Condensed Balance Sheet..........................................................   3
                           Condensed Statements of Operations...............................................   4
                           Condensed Statements of Stockholders' Deficiency.................................   5
                           Condensed Statements of Cash Flows...............................................   6
                           Notes to Condensed Financial Statements..........................................   7

    Item 2.         Management's Discussion and Analysis or Plan of Operation...............................  11


    Item 3.         Controls and Procedures.................................................................  16


    PART II.        OTHER INFORMATION

    Item 1.         Legal Proceedings.......................................................................  17

    Item 2.         Change in Securities and Use of Proceeds................................................  17

    Item 3.         Defaults Upon Senior Securities.........................................................  17

    Item 4.         Submission of Matters to a Vote of Security Holders.....................................  17

    Item 5.         Other Information.......................................................................  17

    Item 6.         Exhibits and Reports on Form 8-K........................................................  18
                              A)  Exhibit Schedule
                              B)  Reports Filed on Form 8-K

    Signatures and Certifications...........................................................................  20

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS.

                                TRACKPOWER, INC.
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)
                                 August 31, 2004

ASSETS
Current Assets:
   Cash                                                                                  $  989
------------------------------------------------------------------------------------------------

Total current assets                                                                        989
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

Office equipment                                                                         44,646
   Less:    Accumulated depreciation                                                   (32,884)
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
       Net office equipment                                                              11,762

Investments                                                                              60,000

------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                            $72,751
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current Liabilities:

   Accounts payable (including $119,716 due to related parties, net)                  $ 364,924
   Accrued interest                                                                     151,532
   Accrued Directors' Fees                                                               88,933
   Accrued professional fees                                                             16,292
   Senior subordinated convertible debentures, due October 31, 2004                     396,000
   Note payable                                                                          21,000
------------------------------------------------------------------------------------------------
       Total current liabilities                                                      1,038,681
------------------------------------------------------------------------------------------------

Commitments and contingencies (see Summary of Significant Accounting
Policies)

Shareholders' deficiency:
   Convertible preferred stock, no par value, unlimited shares authorized,
   none issued                                                                                -
   Common stock, $.0001 par value; unlimited shares authorized,
   234,931,703 shares, issued and outstanding                                            23,493
   Additional paid in capital                                                        23,901,237
   Common stock subscribed                                                               54,700
   Accumulated deficit                                                             (24,945,360)
------------------------------------------------------------------------------------------------
       Total shareholders' deficiency                                                 (965,930)
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                                          $72,751
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                                TRACKPOWER, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    Three Months Ended              Six Months Ended
                                                                        August 31,                      August 31,
                                                                   2004            2003            2004            2003
                                                                   ----            ----            ----            ----
 Revenue

     Purse winnings                                               $   -           $ 130           $   -         $   670
 -----------------------------------------------------------------------------------------------------------------------
     Total revenue                                                    -             130               -             670

 Operating expenses:
     Wages and consulting fees                                   30,398           6,197          70,270          49,255
     Management fees, related party                              30,000          30,000          60,000          30,000
     Trainer and equine fees                                          -           1,495               -           6,213
       Professional fees                                         45,458          14,917          58,458          26,216
       General and administrative                                29,746          21,964          55,110          44,929
 -----------------------------------------------------------------------------------------------------------------------
     Total operating expenses                                   139,602          74,573         243,838         156,613

 Loss from operations                                         (139,602)        (74,443)       (243,838)       (155,943)

 Other (income) expenses:
     Gain on extinguishment of debt                                   -        (29,660)               -       (437,135)
     Recovery of legal costs                                          -        (24,351)               -        (24,351)
     Gain on sale of distribution rights                              -               -               -        (13,713)
     Realized loss on marketable securities                           -               -               -             800
     Writedown of racehorse                                           -          29,240               -          29,240
     Non-cash financing expense                                       -           9,792               -           9,792
     Interest                                                     8,096           8,845          16,196          17,841
     Depreciation and amortization                                1,723           1,830           3,446           3,660
 -----------------------------------------------------------------------------------------------------------------------
     Total other (income) expenses                                9,819         (4,304)          19,642       (413,866)

 Net income (loss)                                           $(149,421)       $(70,139)      $(263,480)        $257,923
 =======================================================================================================================

 Basic and diluted earnings (loss) per share of common stock:

 Weighted average number of common shares outstanding       229,181,703     191,501,683     226,848,370     191,283,943
 Basic earnings (loss) per share                              $(0.0007)       $(0.0004)       $(0.0012)         $0.0013
 Diluted earnings per share                                           -               -               -         $0.0013






                 See accompanying notes to financial statements.

                                TRACKPOWER, INC.
                CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                   (UNAUDITED)

                                                          Common Stock
                                                     ---------------------------
                                                                                 Additional                     Total
                                                                                   Paid-in     Accumulated   Stockholders'
                                                       Shares          Amount      Capital       Deficit      Deficiency
                                                     ------------     ---------- ------------- ------------- --------------
Balance, February 28, 2003                           191,066,203   $     19,106   23,255,721   (24,664,599)    (1,389,772)

Net earnings three month period ended May 31, 2003             -              -            -      328,062         328,062

                                                     ------------     ---------- ------------- ------------- --------------
Balance, May 31, 2003                                191,066,203   $     19,106   23,255,721   (24,336,537)    (1,061,710)
                                                     ------------     ---------- ------------- ------------- --------------
Common stock issued in debenture conversion              515,378             52       12,833            -          12,885

Adjustment arising from debenture conversion terms             -              -        9,792            -           9,792

Common stock issued in private placements              2,000,000            200       19,800            -          20,000

Common stock issued for services provided                 97,500             10        1,940            -           1,950

Loss for three month period ended August 31, 2003              -              -            -      (70,139)        (70,139)

                                                     ------------     ---------- ------------- ------------- --------------
Balance, August 31, 2003                             193,679,081   $     19,368   23,300,086   (24,406,676)    (1,087,222)
                                                     ------------     ---------- ------------- ------------- --------------


                                                Common Stock
                                         ---------------------------
                                                                       Common     Additional                      Total
                                                                        Stock       Paid-in     Accumulated   Stockholders'
                                           Shares          Amount     Subscribed     Capital      Deficit       Deficiency
                                         ------------     ---------- ------------ ------------ ------------- ---------------
Balance, February 29, 2004               218,831,703   $     21,883      137,000   23,666,847  (24,681,880)      (856,150)

Common stock issued in connection with
private placements                         4,600,000            460     (46,000)       45,540           -               -

Common stock subscribed                            -              -       61,000            -           -          61,000

Common stock issued for settlement of
professional fees                          2,500,000            250    (100,000)       99,750           -               -

Common stock issued for investment         2,500,000            250                    24,750                      25,000

Loss for the three month period ended
 May 31, 2004                                      -              -            -            -    (114,059)       (114,059)

                                         ------------     ---------- ------------ ------------ ------------- ---------------
Balance, May 31, 2004                    228,431,703   $     22,843       52,000   23,836,887  (24,795,939)      (884,209)
                                         ------------     ---------- ------------ ------------ ------------- ---------------
Common stock subscribed                            -              -       67,700            -           -          67,700

Common stock issued in private
placements                                 6,500,000            650     (65,000)       64,350           -               -

Loss for three month period ended
 August 31, 2004                                   -              -            -            -    (149,421)       (149,421)

                                         ------------     ---------- ------------ ------------ ------------- ---------------
Balance, August 31, 2004                 234,931,703   $     23,493       54,700   23,901,237  (24,945,360)      (965,930)
                                         ------------     ---------- ------------ ------------ ------------- ---------------

                 See accompanying notes to financial statements.

                                TRACKPOWER, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               Six Months Ended
                                                                                                  August 31,

                                                                                           2004                  2003
   -------------------------------------------------------------------------------------------------------------------
   NET CASH FROM OPERATIONS
            Net income (loss)                                                        $(263,480)              $257,923
            Adjustments to reconcile net earnings (loss)
            to net cash used in operating activities:
            Depreciation and amortization                                                 3,446                 3,660
            Loss on marketable securities                                                     -                   800
            Gain on extinguishment of debt                                                    -             (437,135)
            Loss on writedown of racehorse                                                    -                29,240
            Common stock issued for consulting services                                       -                 1,950
            Non-cash financing expense                                                        -                 9,792
        Changes in:
            Other current assets                                                              -                 (377)
            Accounts payable and accrued expenses                                       114,276               109,084
   -------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) operating activities                                (145,758)              (25,063)
   -------------------------------------------------------------------------------------------------------------------

   CASH FLOWS FROM FINANCING ACTIVITIES:
             Proceeds from common stock subscribed                                      128,700                20,000
             Increase in bank overdraft                                                       -                 4,571
   -------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                            128,700                24,571
   -------------------------------------------------------------------------------------------------------------------

   -------------------------------------------------------------------------------------------------------------------
   Decrease in cash                                                                    (17,058)                 (492)
   -------------------------------------------------------------------------------------------------------------------
   CASH, beginning of period                                                             18,047                   492
   -------------------------------------------------------------------------------------------------------------------
   CASH, end of period                                                                     $989                  $  0
   -------------------------------------------------------------------------------------------------------------------

Noncash activities:

During the six month period ended August 31, 2004:

     1. the Company issued 2,500,000 shares of its common stock to acquire a $25,000 face value convertible debenture of Diversified Racing Investments Inc. (Diversified Racing) which collectively with other convertible debenture having a total face value of $75,000 were converted into 1,020,000 common shares of Diversified Racing.
     2. The Company issued 2,500,000 shares of its common stock to settle legal fees totaling $100,000.

During the six month period ended August 31, 2003:

     1. The Company issued 97,500 common shares for consulting services provided which have been valued at $1,950.
     2. The Company issued 515,378 common shares for conversion of a debenture having a face value of $10,000 and accrued interest of $2,885.
     3. The Company also recorded non-cash financing expense of $9,792 representing the cost of issuing additional shares of its common stock for improved conversion rights for principal and accrued but unpaid interest on a convertible debenture.

                 See accompanying notes to financial statements.

                                TRACKPOWER, INC.

                     Notes to Condensed Financial Statements
                                 August 31, 2004

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS

         TrackPower's present business strategy and direction is primarily to acquire interests in horseracingtracks and also to evaluate other horseracing industry opportunities.

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

         This necessary legal documentation to close has not been finalized as of this date; however the Company expects to close before December 31, 2004.

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

         BASIS OF PRESENTATION

         The accompanying unaudited financial statements of TrackPower, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310 (b) of Regulation S-B. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended August 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended February 29, 2004.

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

         CONTINGENCIES

         During the six month period ended August 31, 2003, the Company recorded a gain of $437,135 on extinguishment of debt. Included in the gain was $400,000 owed to a third party for transponder fee services provided up to August 2000. In 1999, the Company signed an agreement with Transponder Encryption Services Corporation ("TESC") to broadcast a simulcast signal of live horseracing to subscribers under the Echostar Dish Network. This agreement provided for a base monthly fee, plus a portion of revenues to be paid to EchoStar for the four-year term of the agreement. Effective August 3, 2000, the agreement was terminated with both parties claiming a breach of contract by the other party. The Company has attempted to resolve the matter with TESC but has been unable to obtain a response and therefore has opted to remove the liability from the balance sheet and treat the liability as a contingency.

         The Company has also opted to eliminate $37,135 in miscellaneous historic liabilities related to previous business opportunities for which the creditors have ceased communicating with the Company.

         INVESTMENTS

         During fiscal 2004, the Company purchased a $25,000 convertible note of Diversified

Racing Investments Inc.(Diversified Racing)(a private related party) for cash and exchanged a racehorse valued in the Company's financial statements at $10,000 for another convertible note of Diversified Racing Investments Inc. having a face value of $25,000. The second convertible note has been valued at the exchange value of $10,000 due to the non-cash nature of the exchange and because Diversified Racing is a related party. The Convertible notes; 1) bear interest at 10%, 2) are secured by all the operating assets of Diversified Racing, 3) automatically convert into common shares of Diversified Racing upon the listing of the shares on a public stock exchange, 4) upon conversion the total series (CAD$1,000,000) shall convert into common shares that constitute 50% of the outstanding common shares as constituted at closing of this series of the note offering, 5) Diversified Racing may repay the principal and interest, with out penalty, at any time after the first anniversary of issuance, and 6) have a term of two year.

         The Company acquired a third $25,000 convertible note by issuing 2,500,000 shares of the Company's common stock. The Company valued the third convertible note at $25,000 based on the value of the common stock issued. The Company ascribed the value of $25,000 to the common stock, due to private placements completed for cash at this level at the same time. These convertible notes were valued collectively at $60,000 on February 29, 2004.

         During the three month period ended August 31, 2004 the Company converted the notes into 1,020,000 shares of Diversified Racing common stock and at August 31, 2004 continue to be valued at the exchange value of $60,000. The Board of Directors of Diversified Racing is planning to take the company public shortly on the TSX Venture Exchange. Management of Trackpower believes that the public company value of the investment will likely exceed the carrying value and therefore believes the investment value is conservatively presented at $60,000.

         These shares are considered "held to maturity" investments and are recorded at amortized cost. Any unrealized losses that are perceived to be an other than temporary impairment will be recorded as realized losses through the Company's statement of operations.

         During fiscal 2001, the Company purchased 80,000 shares of common stock of a quoted US entity. These securities are considered "available for sale," and accordingly, are recorded at market value with unrealized gains or losses recorded as a separate component of stockholders' equity (deficit).

         During fiscal 2004 the Company recorded a realized loss on these marketable securities of $800, on the basis that the unrealized loss was perceived to be an other than temporary impairment of the share value. At August 31, 2004, the carrying value of the common stock of this quoted US entity was zero.

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

         At August 31, 2004, $396,000 in senior subordinated convertible debentures were outstanding for which interest due on October 31, 2000, 2001, 2002 and 2003 remains unpaid. Non payment of interest could constitute an event of default if notice were served. As of October 15, 2004, the Company has not received any notices of default and accordingly has classified such convertible debt as a current liability.

         NET EARNINGS AND LOSS PER SHARE

         Loss per common share is based on the weighted average number of shares outstanding during each period presented. Convertible debentures, options to purchase stock and warrants are included as common stock equivalents only when dilutive. Potential common stock equivalents totaling approximately 1.0 million shares at August 31, 2004 have been excluded as the effects of such shares would have been anti-dilutive.

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

         RESULTS OF OPERATIONS

         FOR THE THREE MONTH PERIOD ENDED AUGUST 31, 2004

         Revenues for the three month period ended August 31, 2004 were zero compared to $130 during the comparative period in the prior year. Revenues during the three month period ended August 31, 2003 consisted of purse winnings from the Company's racehorse. The Company disposed of its remaining racehorse during fiscal 2004 and has opted to focus other horseracing industry opportunities.

         Operating expenses totaled $139,602 during the three-month period ended August 31, 2004 approximately $65,000 higher than during the three month period ended August 31, 2003.

         Wages and consulting fees were $30,398 during the three month period ended August 31, 2004 compared to $6,197 during the comparative period in the prior year. The wages and consulting fees during the three month period ended August 31, 2003 represented wage costs of a part time accountant. Wages and consulting costs during the three month period ended August 31, 2004 consisted of a part time accounting staff member totaling $5,398 and consulting fees associated with the Tioga Park initiative totaling $25,000. The Company also accrued $30,000 in management fees to a related party for executive management services of the Company's officers.

         Trainer and equine fees totaled $1,495 during the three month period ended August 31, 2003 compared to zero in the current quarter. Trainer and equine fees were eliminated in the current quarter due to the disposal of the Company's remaining racehorse during fiscal 2004.

         Professional fees were $49,458 during the current quarter substantially higher than $14,917 during the comparative period in the prior year. Accounting fees were $9,000 during both the three month period ended August 31, 2003 and the quarter ended August 31, 2004. Legal fees were $5,917 during the quarter ended August 31, 2003 and $40,458 in the current quarter. The increase is a result of timing differences of normal public company reporting legal costs.

         General and administrative expenses were $21,964 during the three month period ended August 31, 2003 compared to $29,746 during the three month period ended August 31, 2004.

         Within general and administrative costs; 1) travel, meals and entertainment totaled $8,666 during the three month period ended August 31, 2004 and were $314 in the comparative quarter in the prior year, 2) corporate fees and directors fees totaled $7,738 during the three month period ended August 31, 2004 and $8,033 during the comparative period in the prior year, 3) auto lease, repair and gasoline expenses were $4,694 during the three month period ended August 31, 2004 down from $6,253 in the comparative period in the prior year, 4) rent and insurance expenses were $3,145 in the current quarter and $4,663 in the prior year, 5) a donation of $2,500 in the current quarter compared to zero in the prior year, 6) foreign exchange losses of $1,388 in the current quarter compared to a foreign exchange gain of $952 during the comparative quarter in the prior year, and 7) other miscellaneous costs totaled $1,615 during the current quarter and $3,653 during the three month period ended August 31, 2003, no single category of expense exceeding $2,000.

         The loss from operations has been increased, primarily due to additional consulting associated with the Tioga Park initiative and timing differences in legal costs associated with public company reporting.

         Other income totaled $4,304 during the three month period ended August 31, 2003 compared to other expense of $9,819 during the current quarter.

         Other income during the three month period ended August 31, 2003 included; 1) a gain on extinguishment of debt of $29,660 representing miscellaneous historic liabilities related to previous business opportunities where the creditor has ceased communicating with the Company, 2) a recovery of legal costs of $24,351, 3) a $29,240 writedown in carrying value of the Company's racehorse from $39,240 to $10,000 and 4) non cash financing expense of $9,792 associated with the conversion of certain of the Company's subordinated debentures to common stock.

         Interest expense on the Company's senior subordinated convertible debentures were reduced from $8,845 during the three month period ended August 31, 2003 to $8,096 during the current quarter. Interest expense is reduced due to the conversion of certain debentures during the third and fourth quarters of fiscal 2004.

         Depreciation and amortization expense was $1,830 a year ago and $1,723 during the current quarter.

         The Company recorded a loss of $70,139 during the three month period ended August 31, 2003 (less than $0.01 per share) compared to a net loss of $149,421 (also less than $0.01 per share) during the comparative period in the current year. The change is primarily the result of incremental wages, consulting and legal fees as described above.

         FOR THE SIX MONTH PERIOD ENDED AUGUST 31, 2004

         Revenues for the six month period ended August 31, 2004 were zero compared to $670 during the comparative period in the prior year. Revenues during the six month period ended August 31, 2003 consisted of purse winnings from the Company's racehorse. The Company disposed of its remaining racehorse during fiscal 2004 and has opted to focus other horseracing industry opportunities.

         Operating expenses totaled $243,838 during the six-month period ended August 31, 2004 approximately $87,200 higher than during the six month period ended August 31, 2003.

         Wages and consulting fees were $70,270 during the six month period ended August 31, 2004 compared to $49,255 during the comparative period in the prior year. The wages and consulting fees during the six month period ended August 31, 2003 represented executive payroll costs and the employment costs of a part time accountant. Wages and consulting costs during the six month period ended August 31, 2004 consisted of executive payroll costs and a part time accounting staff member totaling $13,862 and consulting fees associated with the Tioga Park initiative totaling $56,408. The Company also accrued $60,000 in management fees to a related party for executive management services of the Company's officers.

         Trainer and equine fees totaled $6,213 during the six month period ended August 31, 2003 compared to zero in the current period. Trainer and equine fees were eliminated in the current period due to the disposal of the Company' remaining racehorse during fiscal 2004.

         Professional fees were $58,458 during the six month period ended August 31, 2004 substantially higher than $26,216 during the comparative period in the prior year. Accounting fees were $18,000 during the six month period ended August 31, 2004 and $16,500 during the six month period ended August 31, 2003. Legal fees were $9,716 during the six month period ended August 31, 2003 and $40,458 in the comparative period in the current year. The increase is a result of timing differences with normal public company reporting legal costs.

         General and administrative expenses were $44,929 during the six month period ended August 31, 2003 compared to $55,110 during the six month period ended August 31, 2004.

         Within general and administrative costs; 1) travel, meals and entertainment totaled $18,071 during the six month period ended August 31, 2004 and were $265 in the comparative period in the prior year, 2) corporate fees and directors fees totaled $13,293 during the six month period ended August 31, 2004 and $13,001 during the comparative period in the prior year, 3) auto lease, repair and gasoline expenses were $9,093 during the six month period ended August 31, 2004 down from $12,967 in the comparative period in the prior year,
4) rent and insurance expenses were $5,960 in the current six month period and $8,664 in the prior year, 5) a donation of $2,500 during the six month period ended August 31, 2004 compared to zero in the comparative period in the prior year, 6) telephone and cellular costs were $1,248 during the six month period ended August 31, 2004 and $4,995 in the comparative period in the prior year, 7) foreign exchange losses of $1,213 in the current six month period compared to $666 during the comparative period in the prior year, and 8) other miscellaneous costs totaled $3,732 during the current six month period and $4,371 during the six month period ended August 31, 2003, no single category of expense exceeding $2,000.

         The loss from operations has been increased, primarily due to additional consulting fees associated with the Tioga Park initiative and timing differences in legal fees incurred as a result of public company reporting.

         Other income totaled $413,866 during the six month period ended August 31, 2003 compared to other expense of $19,642 during the current period.

         Other income during the six month period ended August 31, 2003 included a gain on extinguishment of debt of $437,135. Included in the gain was $400,000 owed to a third party for transponder fee services provided up to August 2000. In 1999, the Company signed an agreement with Transponder Encryption Services Corporation ("TESC") to broadcast a simulcast signal of live horseracing to subscribers under the Echostar Dish Network. This agreement provided for a base monthly fee, plus a portion of revenues to be paid to EchoStar for the four-year term of the agreement. Effective August 3, 2000, the agreement was terminated with both parties claiming a breach of contract by the other party. The Company has attempted to resolve the matter with TESC but has been unable to obtain a response and therefore has opted to remove the liability from the balance sheet and treat the liability as a contingency. The Company also opted to eliminate $37,135 in miscellaneous historic liabilities related to previous business opportunities where the creditor has ceased communicating with the Company.

         Other expense during the six month period ended August 31, 2003 included; 1) a recovery of legal costs of $24,351, 2) a $29,240 writedown in carrying value of the Company's racehorse from $39,240 to $10,000 and 3) non cash financing expense of $9,792 associated with the conversion of certain of the Company's subordinated debentures to common stock.

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

         The Company also realized a loss on marketable securities of $800 during the six month period ended August 31, 2003. The securities had been listed on the NASD over-the-counter-bulletin-board but were delisted during a prior period and accordingly management made the decision to write off the remaining value.

         Interest expense on the Company's senior subordinated convertible debentures were reduced from $17,841 during the six month period ended August 31, 2003 to $16,196 during the current six month period. Interest expense is reduced due to the conversion of certain debentures during fiscal 2004.

         Depreciation and amortization expense was $3,660 a year ago and $3,446 during the current six month period.

         The Company recorded net earnings of $257,923 during the six month period ended August 31, 2003 (less than $0.01 per share) compared to a net loss of $263,480 (also less than $0.01 per share) during the comparative period in the current year. The change is primarily the result of the gain on extinguishment of debt recorded in the prior year.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The discussion and analysis of results of operations and financial condition are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates the estimates on an on-going basis, including those related to bad debts, investments, customer accounts, intangible assets, income taxes, and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that they believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results August differ from these estimates under different assumptions or conditions. Note 2 of the "Notes to Financial Statements" of the Company's Annual Audited Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of the financial statements. The following is a brief description of the more significant accounting policies and methods the Company uses.

Fair Value of Financial Instruments:

         Cash, accounts payable, accrued expenses, note payable and convertible debentures are carried in the financial statements at amounts which approximate fair value.

Investments:

         The Company's investments consist of common stock of publicly quoted company and the common stock of a related private company. The common stock of the publicly quoted company are considered "available for sale" and therefore have been recorded at market value at the balance sheet date with unrealized gains (losses) included as a separate component of stockholders' deficiency. The common stock of a private company are considered as "held to maturity" investments and are recorded at amortized cost. Any unrealized losses which are considered "other than temporary" are classified as realized losses through operations.

         FINANCIAL CONDITION

         During the three month period ended August 31, 2004, total assets decreased from $111,489 to $72,751. The decrease is primarily the result of a decrease in cash balances from $38,004 to $989.

         The Company's carrying value of office equipment was reduced from $13,485 to $11,762 during the quarter due to normal depreciation of $1,723.

         Current liabilities of the Company increased from $995,698 at May 31, 2004 to $1,038,681 as at August 31, 2004. The increase is attributable to a $44,147 increase in accounts payable from $320,777 at May 31, 2004 to $364,924 at August 31, 2004 (within which amounts due to related parties decreased by $27,572) partially offset by a decrease in accrued items of $1,164.

         The shareholders' deficit increased from $884,209 as at May 31, 2004 to $965,930 at August 31, 2004. Common stock, common stock subscribed and additional paid in capital increased by $67,700 during the quarter. The increase is attributable to 6,770,000 common shares subscribed at $0.01 per share. The Company's accumulated deficit increased from $24,795,939 as at May 31, 2004 to $24,945,360 at the end of the current quarter, as a result of the Company's net loss of $149,421 during the period.

         LIQUIDITY AND CAPITAL RESOURCES

        During the six month period ended August 31, 2004 cash used in operating activities totaled $145,758, primarily as a result of the net loss of $263,480 for the period reduced by non cash adjustments and changes in current operating assets and liabilities. Cash provided by financing activities totaled $128,700 and represented additional private placements of common stock.

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

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS.

         The Company received $67,700 during the current quarter for private placement subscriptions totaling 6,770,000 common shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         The Company is technically in default of the senior subordinated convertible debentures.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 5.  OTHER INFORMATION.

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS.
                  ---------

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

DATE:  OCTOBER 15, 2004    BY:      /s/ John G. Simmonds
                                    ----------------------------
                                    John G. Simmonds
                                    President / CEO / CFO / Director
                                    (principal executive officer)


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

Date:  October 15, 2004        By:     /s/ John G. Simmonds
                                       ----------------------------
                                       John G. Simmonds
                                       Principal Executive and Financial Officer