Form 10QSB
period 2004-11-30
TRACKPOWER INC
filed 2005-01-14
CIK 819927

    As filed with the Securities and Exchange Commission on January 14, 2005

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

                For the Quarterly Period Ended November 30, 2004

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

              YES  X                                         NO
                  ---                                           ---

The number of shares outstanding of each of the Registrant's class of common equity, as of November 30, 2004 are as follows:

     CLASS OF SECURITIES                               SHARES OUTSTANDING
     -------------------                               ------------------
Common Stock, $.0001 par value                             241,701,703

================================================================================

                                TRACKPOWER, INC.



                                      INDEX

    PART I.         FINANCIAL INFORMATION

    Item 1.         Condensed Financial Statements (unaudited)
                           Condensed Balance Sheet..........................................................   3
                           Condensed Statements of Operations and Comprehensive Income (Loss)...............   4
                           Condensed Statements of Stockholders' Deficiency.................................   5
                           Condensed Statements of Cash Flows...............................................   7
                           Notes to Condensed Financial Statements..........................................   8

    Item 2.         Management's Discussion and Analysis or Plan of Operation...............................  12

    Item 3.         Controls and Procedures.................................................................  18




    PART II.        OTHER INFORMATION

    Item 1.         Litigation..............................................................................  19

    Item 2.         Change in Securities and Use of Proceeds................................................  19

    Item 3.         Defaults Upon Senior Securities.........................................................  19

    Item 4.         Submission of Matters to a Vote of Security Holders.....................................  19

    Item 5.         Other Information.......................................................................  19

    Item 6.         Exhibits and Reports on Form 8-K........................................................  20
                              A)  Exhibit Schedule
                              B)  Reports Filed on Form 8-K

    Signatures..............................................................................................  22

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS.

                                TRACKPOWER, INC.
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)
                                November 30, 2004

ASSETS
Current Assets:
   Cash                                                                                 $ 2,000
------------------------------------------------------------------------------------------------

Total current assets                                                                      2,000
------------------------------------------------------------------------------------------------

Office equipment                                                                         44,646
   Less:    Accumulated depreciation                                                   (34,607)
------------------------------------------------------------------------------------------------
       Net office equipment                                                              10,039

Investments                                                                              60,000

------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                           $ 72,039
------------------------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Accounts payable (including $152,707 due to related parties)                       $ 377,929
   Accrued Directors' Fees                                                               92,683
   Accrued professional fees                                                             25,292
   Note payable                                                                          21,000
------------------------------------------------------------------------------------------------
       Total current liabilities                                                        516,904
------------------------------------------------------------------------------------------------

Commitments and contingencies (see Summary of Significant Accounting
Policies)

Shareholders' equity (deficit):
   Convertible preferred stock, no par value,  unlimited shares authorized,
   none issued                                                                                -
   Common stock, $.0001 par value; unlimited shares authorized, 241,701,703
   shares, issued and outstanding                                                        24,170
   Common stock subscribed                                                              578,400
   Additional paid in capital                                                        23,968,260
   Accumulated deficit                                                             (25,015,695)
------------------------------------------------------------------------------------------------
       Total shareholders' equity (deficit)                                           (444,865)
------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                  $  72,039
------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                                TRACKPOWER, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  Three Months Ended               Nine Months Ended
                                                                     November 30,                     November 30,
                                                                  2004           2003             2004           2003
                                                                  ----           ----             ----           ----
 Revenue
     Purse winnings                                           $        -      $     294       $        -     $      964
 -----------------------------------------------------------------------------------------------------------------------
     Total revenue                                                     -            294                -            964

 Operating expenses:
     Wages and consulting fees                                     8,301          4,349           78,571         53,604
     Management fees - related parties                            30,000         30,000           90,000         60,000
     Trainer and equine fees                                           -          5,888                -         12,101
       Professional fees                                          10,675            846           69,133         27,062
       General and administrative                                 14,268         21,793           69,378         66,722
 -----------------------------------------------------------------------------------------------------------------------
     Total operating expenses                                     63,244         62,876          307,082        219,489

 Loss from operations                                           (63,244)       (62,582)        (307,082)      (218,525)

 Other (income) expenses:
     Gain on extinguishment of debt                                    -       (15,888)                -      (453,023)
     Recovery of legal costs                                           -          8,417                -       (15,934)
     Gain on sale of distribution rights                               -              -                -       (13,713)
     Interest                                                      5,368          8,211           21,564         26,052
     Non-cash financing expense                                        -         74,290                -         84,082
     Realized loss on marketable securities                            -              -                -            800
     Writedown of racehorse                                            -              -                -         29,240
     Depreciation and amortization                                 1,723          1,830            5,169          5,490
 -----------------------------------------------------------------------------------------------------------------------
     Total other (income) expenses                                 7,091         76,860           26,733      (338,006)

 -----------------------------------------------------------------------------------------------------------------------
 Net income (loss)                                              (70,335)      (139,442)        (333,815)        118,481
 =======================================================================================================================

 Basic and diluted earnings (loss) per share of common stock:
 Weighted average number of common shares outstanding        239,906,703    200,221,747      231,256,702    194,263,210
 Basic earnings (loss) per share                                $(0.000)       $(0.000)         $(0.001)         $0.001
 Diluted earnings (loss) per share                                     -              -                -         $0.001

                 See accompanying notes to financial statements.

                                TRACKPOWER, INC.
                CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                   (UNAUDITED)

                                                Common Stock
                                         ---------------------------
                                                                       Common      Additional                     Total
                                                                        Stock        Paid-in    Accumulated    Stockholders'
                                            Shares          Amount    Subscribed     Capital      Deficit       Deficiency
                                         ------------     ---------- ------------ ------------ ------------- ---------------
Balance, February 28, 2003               191,066,203   $     19,106            -   23,255,721 (24,664,599)     (1,389,772)

Net earnings for the three month
 period ended May 31, 2003                         -              -            -            -     328,062         328,062

                                         ------------     ---------- ------------ ------------ ------------- ---------------
Balance, May 31, 2003                    191,066,203   $     19,106            -   23,255,721  (24,336,537)    (1,061,710)
                                         ------------     ---------- ------------ ------------ ------------- ---------------

Common stock issued in debenture
 conversion                                  515,378             52            -       12,833           -          12,885

Adjustment arising from debenture
 conversion terms                                  -              -            -        9,792           -           9,792

Common stock issued in private
 placements                                2,000,000            200            -       19,800           -          20,000

Common stock issued for services
 provided                                     97,500             10            -        1,940           -           1,950

Loss for three month period ended
 August 31, 2003                                   -              -            -            -     (70,139)        (70,139)

                                         ------------     ---------- ------------ ------------ ------------- ---------------
Balance, August 31, 2003                 193,679,081   $     19,368            -   23,300,086  (24,406,676)    (1,087,222)
                                         ------------     ---------- ------------ ------------ ------------- ---------------
Common stock issued in debenture
conversion                                 1,564,000            156            -       38,944           -          39,100

Adjustment arising from debenture
conversion terms                                   -              -            -       74,290           -          74,290

Common stock issued in private
placements                                10,000,000          1,000    (100,000)       99,000           -               -

Common stock subscribed                            -              -      162,500            -           -         162,500

Loss for three month period ended
 November 30, 2003                                 -              -            -            -    (139,442)       (139,442)

                                         ------------     ---------- ------------ ------------ ------------- ---------------
Balance, November 30, 2003               205,243,081   $     20,524       62,500   23,512,319  (24,546,118)      (950,779)
                                         ------------     ---------- ------------ ------------ ------------- ---------------


                                                Common Stock
                                         ---------------------------
                                                                       Common      Additional                    Total
                                                                        Stock        Paid-in    Accumulated   Stockholders'
                                            Shares         Amount     Subscribed     Capital      Deficit       Deficiency
                                         ------------     ---------- ------------ ------------ ------------- ---------------
Balance, February 29, 2004               218,831,703   $     21,883      137,000   23,666,847  (24,681,880)      (856,150)

Common stock issued in connection with
private placements                         4,600,000            460     (46,000)       45,540           -               -


Common stock subscribed                            -              -       61,000            -           -          61,000

Common stock issued for settlement of
 professional fees                         2,500,000            250    (100,000)       99,750           -               -

Common stock issued for investment         2,500,000            250                    24,750                      25,000

Loss for the three month period ended
 May 31, 2004                                      -              -            -            -    (114,059)       (114,059)

                                         ------------     ---------- ------------ ------------ ------------- ---------------
Balance, May 31, 2004                    228,431,703   $     22,843       52,000   23,836,887  (24,795,939)      (884,209)
                                         ------------     ---------- ------------ ------------ ------------- ---------------

Common stock subscribed                            -              -       67,700            -           -          67,700

Common stock issued in private
 placements                                6,500,000            650     (65,000)       64,350           -               -

Loss for three month period ended
 August 31, 2004                                   -              -            -            -    (149,421)       (149,421)

                                         ------------     ---------- ------------ ------------ ------------- ---------------
Balance, August 31, 2004                 234,931,703   $     23,493       54,700   23,901,237  (24,945,360)      (965,930)
                                         ------------     ---------- ------------ ------------ ------------- ---------------

Common stock subscribed                            -              -       38,500            -           -          38,500

Common stock issuable in debenture
 conversion                                        -              -      552,900            -           -         552,900

Common stock issued in private
 placements                                6,770,000            677     (67,700)       67,023           -               -

Loss for three month period ended
 November 30, 2004                                 -              -            -            -     (70,335)        (70,335)

                                         ------------     ---------- ------------ ------------ ------------- ---------------
Balance, November 30, 2004               241,701,703   $     24,170      578,400   23,968,260  (25,015,695)      (444,865)
                                         ------------     ---------- ------------ ------------ ------------- ---------------

                 See accompanying notes to financial statements.

                                TRACKPOWER, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                Nine Months Ended
                                                                                                   November 30,

                                                                                          2004                      2003
                                                                                          ----                      ----
   ------------------------------------------------------------------------------------------------------------------------
   NET CASH FROM OPERATIONS
            Net income (loss)                                                         $(333,815)                  $118,481
            Adjustments to reconcile net loss
            to net cash used in operating activities:
            Depreciation and amortization                                                  5,169                     5,490
            Loss on marketable securities                                                      -                       800
            Gain on extinguishment of debt                                                     -                 (453,023)
            Loss on writedown of racehorse                                                     -                    29,240
            Common stock issued for consulting services                                        -                     1,950
            Non-cash financing expense                                                         -                    84,082
        Changes in:
            Other current assets                                                               -                     (377)
            Accounts payable and accrued expenses
            (including due to related parties)                                           145,399                     9,924
   ------------------------------------------------------------------------------------------------------------------------
   Net cash used in operating activities                                               (183,247)                 (203,433)
   ------------------------------------------------------------------------------------------------------------------------

   CASH FLOWS FROM FINANCING ACTIVITIES:
             Proceeds from common stock and common stock subscribed                      167,200                   182,500

   ------------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                             167,200                   182,500
   ------------------------------------------------------------------------------------------------------------------------

   ------------------------------------------------------------------------------------------------------------------------
   Increase (decrease) in cash                                                          (16,047)                    20,933
   ------------------------------------------------------------------------------------------------------------------------
   CASH,  beginning of period                                                             18,047                       492
   ------------------------------------------------------------------------------------------------------------------------
   CASH,  end of period                                                                  $ 2,000                   $21,425
   ------------------------------------------------------------------------------------------------------------------------

Noncash activities:

During the nine month period ended November 30, 2004:
1. The Company issued 2,500,000 shares of its common stock to acquire a $25,000 face value convertible debenture of Diversified Racing Investments Inc. (Diversified Racing) which collectively with other convertible debenture having a total face value of $75,000 were converted into 1,020,000 common shares of Diversified Racing.
2. The Company issued 2,500,000 shares of its common stock to settle legal fees totaling $100,000.
3. Subordinated convertible debentures having a face value of $396,000 (plus accrued and unpaid interest of $156,900) matured on October 31, 2004 and automatically convert into 1,105,800 common shares and 1,105,800 warrants exercisable over the next 3 years at $0.75 per share. At November 30, 2004 the shares and warrants had not yet been issued and therefore $552,900 is recorded as common stock subscribed.

During the nine month period ended November 30, 2003:
1. The Company issued 97,500 common shares for consulting services provided which have been valued at $1,950.
2. The Company issued 2,079,378 common shares for conversion of a debenture having a face value of $40,000 and accrued interest of $11,985.
3. The Company also recorded non-cash financing expense of $84,082 representing the cost of issuing additional shares of its common stock for improved conversion rights for principal and accrued but unpaid interest on a convertible debenture.

                 See accompanying notes to financial statements.

                                TRACKPOWER, INC.

                          Notes to Financial Statements
                                November 30, 2004

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

         This necessary legal documentation to close has not been finalized as of this date; however the Company expects to close before February 28, 2005.

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


         BASIS OF PRESENTATION

         The accompanying unaudited financial statements of TrackPower, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310 (b) of Regulation S-B. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended November 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended February 29, 2004.

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

         CONTINGENCIES

         During the nine month period ended November 30, 2003, the Company recorded a gain of $453,023 on extinguishment of debt. Included in the gain was $400,000 owed to a third party for transponder fee services provided up to August 2000. In 1999, the Company signed an agreement with Transponder Encryption Services Corporation ("TESC") to broadcast a simulcast signal of live horseracing to subscribers under the Echostar Dish Network. This agreement provided for a base monthly fee, plus a portion of revenues to be paid to EchoStar for the four-year term of the agreement. Effective August 3, 2000, the agreement was terminated with both parties claiming a breach of contract by the other party. The Company has attempted to resolve the matter with TESC but has been unable to obtain a response and therefore has opted to remove the liability from the balance sheet and treat the liability as a contingency. The Company has also opted to eliminate $53,023 in miscellaneous historic liabilities related to previous business opportunities for which the creditors have ceased communicating with the Company.

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

         During the three month period ended August 31, 2004 the Company converted the notes into 1,020,000 shares of Diversified Racing common stock and at November 30, 2004 continue to be valued at the exchange value of $60,000. The Board of Directors of Diversified Racing is planning to take the company public shortly on the TSX Venture Exchange. Management of Trackpower believes that the public company value of the investment will likely exceed the carrying value and therefore believes the investment value is conservatively presented at $60,000.

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

         During fiscal 2004 the Company recorded a realized loss on these marketable securities of $800, on the basis that the unrealized loss was perceived to be an other than temporary impairment of the share value. At November 30, 2004, the carrying value of the common stock of this quoted US entity was zero.

         CONVERTIBLE DEBENTURES

         In October 1999 the Company issued senior subordinated convertible debentures which bear interest at 8% per annum, payable annually on October 31, commencing on October 31, 2000. Under the terms of he debenture, principal and interest automatically convertible into common stock of the Company upon maturity, at the rate of $0.50 per share. The debentures may also be converted at the option of the Company, as defined, or the holder. Upon conversion, each share of common stock will be accompanied by a three year warrant to purchase common stock at $0.75 per share.

         On October 31, 2004 the debentures matured. At October 31, 2004, $396,000 in senior subordinated convertible debentures were outstanding for which interest due on October 31, 2000, 2001, 2002 and 2003 remained unpaid. Under the terms of the debenture the principal plus accrued and unpaid interest automatically converted into 1,105,800 shares of the Company's common stock and 1,105,800 warrants exercisable at $0.75 per share at any time prior to October 31, 2007.

         At November 30, 2004 the resulting common shares and warrants had yet to be issued and therefore principal of $396,000 plus accrued and unpaid interest of $156,900 were recorded as an increase to common stock subscribed.

         NET EARNINGS AND LOSS PER SHARE

         Loss per common share is based on the weighted average number of shares outstanding during each period presented. Convertible debentures, options to purchase stock and warrants are included as common stock equivalents only when dilutive. Potential common stock equivalents totaling approximately 1.0 million shares at November 30, 2004 have been excluded as the effects of such shares would have been anti-dilutive.

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

         RESULTS OF OPERATIONS

         FOR THE THREE MONTH PERIOD ENDED NOVEMBER 30, 2004

         Revenues for the three month period ended November 30, 2004 were zero compared to $294 during the comparative period in the prior year. Revenues during the three month period ended November 30, 2003 consisted of purse winnings from the Company's racehorse. The Company disposed of its remaining racehorse during fiscal 2004 and has opted to focus other horseracing industry opportunities.

         Operating expenses totaled $63,244 during the three-month period ended November 30, 2004 approximately the same level as during the three month period ended November 30, 2003.

         Wages and consulting fees were $8,301 during the three month period ended November 30, 2004 compared to $4,349 during the comparative period in the prior year. The wages and consulting fees during the three month period ended November 30, 2004 and 2003 represented wage costs of a part time accountant. The Company also accrued $30,000 in management fees to a related party for executive management services of the Company's officers.

         Trainer and equine fees totaled $5,888 during the three month period ended November 30, 2003 compared to zero in the current quarter. Trainer and equine fees were eliminated in the current quarter due to the disposal of the Company' remaining racehorse during fiscal 2004.

         Professional fees were $10,675 during the current quarter substantially higher than $846 during the comparative period in the prior year. Accrued audit fees were $9,000 during the three month period ended November 30, 2004. Legal fees were $1,675 during the quarter ended November 30, 2004 and $846 in the comparative period of the prior year. The increase is a result of timing differences of normal public company reporting legal costs.

         General and administrative expenses were $21,793 during the three month period ended November 30, 2003 compared to $14,268 during the three month period ended November 30, 2004.

         Within general and administrative costs; 1) corporate fees and directors fees totaled $6,242 during the three month period ended November 30, 2004 and $5,738 during the comparative period in the prior year, 2) auto lease, repair and gasoline expenses were $4,415 during the three month period ended November 30, 2004 down from $5,979 in the comparative period in the prior year,
3) property insurance costs totaled $3,821 during the three month period ended November 30, 2004 and $4,510 during the three month period ended November 30, 2003, 4) travel, meals and entertainment totaled $2,830 during the three month period ended November 30, 2004 and were $4,725 in the comparative quarter in the prior year, 5) foreign exchange losses of $1,241 in the current quarter compared to a foreign exchange gain of $405 during the comparative quarter in the prior year, 6) a credit of $5,091in the current quarter for previously expensed advertising costs compared to no such credit in the three month period ended November 30, 2003 and 7) other miscellaneous costs totaled $810 during the current quarter and $1,246 during the three month period ended November 30, 2003, no single category of expense exceeding $1,000.

         Other expense totaled $76,860 during the three month period ended November 30, 2003 compared to $7,091 during the current quarter.

         Other expense during the three month period ended November 30, 2003 included; 1) a gain on extinguishment of debt of $15,888 representing miscellaneous historic liabilities related to previous business opportunities where the creditor has ceased communicating with the Company, 2) a recovery of legal costs of $8,417, and 3) non cash financing expense of $74,290 associated with the conversion of certain of the Company's subordinated debentures to common stock.

         The non-cash financing expense of $74,290 during the three month period ended November 30, 2003 resultied from the conversion of principal and accrued interest under a debenture into common stock at $0.025 per share instead of the $0.50 per share as stipulated under the original terms of the debenture. Principal of $30,000 plus accrued interest of $9,100 were converted into 1,564,000 common shares. Under the original terms of the debenture only 78,200 shares would have been issued, therefore 1,485,800 additional shares valued at $0.05 per share resulted in non-cash financing expense of $74,290.

         Interest expense on the Company's senior subordinated convertible debentures (which matured on October 31, 2004) was reduced from $8,211 during the three month period ended

November 30, 2003 to $5,368 during the current quarter. Interest expense on subordinated convertible debentures will not accrue subsequent to October 31, 2004 due to the maturing of the debentures.

         Depreciation and amortization expense was $1,830 a year ago and $1,723 during the current quarter.

         The Company recorded a loss of $139,442 during the three month period ended November 30, 2003 (less than $0.01 per share) compared to a net loss of $70,335 (also less than $0.01 per share) during the comparative period in the current year. The change is primarily the result of non-cash financing expense recorded during the three month period ended November 30, 2003 and not so in the current period.

         FOR THE NINE MONTH PERIOD ENDED NOVEMBER 30, 2004

         Revenues for the nine month period ended November 30, 2004 were zero compared to $964 during the comparative period in the prior year. Revenues during the nine month period ended November 30, 2003 consisted of purse winnings from the Company's racehorse. The Company disposed of its remaining racehorse during fiscal 2004 and has opted to focus other horseracing industry opportunities.

         Operating expenses totaled $307,082 during the nine-month period ended November 30, 2004 approximately $87,600 higher than during the nine month period ended November 30, 2003.

         Wages and consulting fees were $78,571 during the nine month period ended November 30, 2004 compared to $53,604 during the comparative period in the prior year. The wages and consulting fees during the nine month period ended November 30, 2003 represented executive payroll costs and the employment costs of a part time accountant. Wages and consulting costs during the nine month period ended November 30, 2004 consisted of executive payroll costs and a part time accounting staff member totaling $22,163 and consulting fees associated with the Tioga Park initiative totaling $56,408. The Company also accrued $90,000 in management fees to a related party for executive management services of the Company's officers.

         Trainer and equine fees totaled $12,101 during the nine month period ended November 30, 2003 compared to zero in the current period. Trainer and equine fees were eliminated in the current period due to the disposal of the Company' remaining racehorse during fiscal 2004.

         Professional fees were $69,133 during the nine month period ended November 30, 2004 substantially higher than $27,062 during the comparative period in the prior year. Accrued audit fees were $27,000 during the nine month period ended November 30, 2004 and $25,500 during the nine month period ended November 30, 2003. Legal fees were $1,562 during the nine month period ended November 30, 2003 and $42,133 in the comparative period in the current year. The increase is a result of timing differences with normal public company reporting legal costs and incremental legal costs associated with new horse racetrack ventures pursued by the Company.

         General and administrative expenses were $66,722 during the nine month period ended November 30, 2003 compared to $69,378 during the nine month period ended November 30, 2004.

         Within general and administrative costs; 1) travel, meals and entertainment totaled $20,900 during the nine month period ended November 30, 2004 and were $5,030 in the comparative period in the prior year, 2) corporate fees and directors fees totaled $19,535 during the nine month period ended November 30, 2004 and $18,739 during the comparative period in the prior year,
3) auto lease, repair and gasoline expenses were $13,447 during the nine month period ended November 30, 2004 down from $18,946 in the comparative period in the prior year, 4) property insurance expenses were $9,781 in the current nine month period and $12,471 in the prior year, 5) a donation of $2,500 during the nine month period ended November 30, 2004 compared to zero in the comparative period in the prior year, 6) telephone and cellular costs were $1,248 during the nine month period ended November 30, 2004 and $5,084 in the comparative period in the prior year, and 7) other miscellaneous costs totaled $1,967 during the current nine month period and $3,987 during the nine month period ended November 30, 2003, no single category of expense exceeding $2,000.

         The loss from operations has been increased, primarily due to additional consulting fees associated with the Tioga Park initiative and timing differences in legal fees incurred as a result of public company reporting.

         Other income totaled $338,006 during the nine month period ended November 30, 2003 compared to other expense of $26,733 during the current period.

         Other income during the nine month period ended November 30, 2003 included a gain on extinguishment of debt of $453,023. Included in the gain was $400,000 owed to a third party for transponder fee services provided up to August 2000. In 1999, the Company signed an agreement with Transponder Encryption Services Corporation ("TESC") to broadcast a simulcast signal of live horseracing to subscribers under the Echostar Dish Network. This agreement provided for a base monthly fee, plus a portion of revenues to be paid to EchoStar for the four-year term of the agreement. Effective August 3, 2000, the agreement was terminated with both parties claiming a breach of contract by the other party. The Company has attempted to resolve the matter with TESC but has been unable to obtain a response and therefore has opted to remove the liability from the balance sheet and treat the liability as a contingency. The Company also opted to eliminate $53,023 in miscellaneous historic liabilities related to previous business opportunities where the creditor has ceased communicating with the Company.

         Other expense during the nine month period ended November 30, 2003 included; 1) a recovery of legal costs of $15,934, 2) a $29,240 writedown in carrying value of the Company's racehorse from $39,240 to $10,000 and 3) non cash financing expense of $84,082 associated with the conversion of certain of the Company's subordinated debentures to common stock.

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

         Interest expense on the Company's senior subordinated convertible debentures was reduced from $26,052 during the nine month period ended November 30, 2003 to $21,564 during the current nine month period. Interest expense on subordinated convertible debentures will not accrue subsequent to October 31, 2004 due to the maturing of the debentures.

         Depreciation and amortization expense was $5,490 a year ago and $5,169 during the current nine month period.

         The Company recorded net earnings of $118,481 during the nine month period ended November 30, 2003 (less than $0.01 per share) compared to a net loss of $333,815 (also less than $0.01 per share) during the comparative period in the current year. The change is primarily the result of the gain on extinguishment of debt recorded in the prior year.

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

Fair Value of Financial Instruments:

         Cash, accounts payable, accrued expenses and note payable are carried in the financial statements at amounts which approximate fair value.

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

         FINANCIAL CONDITION

         During the three month period ended November 30, 2004, total assets remained static at approximately the same level. Total assets on August 31, 2004 were $72,751 and on November 30, 2004 were $72,039.

         The Company's carrying value of office equipment was reduced from $11,762 to $10,039 during the quarter due to normal depreciation of $1,723.

         Current liabilities of the Company decreased from $1,038,681 at August 31, 2004 to $516,904 as at November 30, 2004. The decrease is primarily attributable subordinated convertible debentures of $396,000 plus accrued and unpaid interest of $156,900 being converted into equity of the Company at maturity on October 31, 2004.

         The shareholders' deficit decreased from $965,930 as at August 31, 2004 to $444,865 at November 30, 2004. Common stock, common stock subscribed and additional paid in capital increased by $591,400 during the quarter. The increase is attributable to 3,850,000 common shares subscribed at $0.01 per share and subordinated convertible debentures of $396,000 plus accrued and unpaid interest of $156,900 converting at maturity to common stock (such common stock not issued during the current quarter and therefore recorded as an increase to common stock subscribed). The Company's accumulated deficit increased from $24,945,360 as at August 31, 2004 to $25,015,695 at the end of the current quarter, as a result of the Company's net loss of $70,335 during the period.

         LIQUIDITY AND CAPITAL RESOURCES


        During the nine month period ended November 30, 2004 cash used in operating activities totaled $183,247, primarily as a result of the net loss of $333,815 for the period reduced by non cash adjustments and changes in current operating assets and liabilities. Cash provided by financing activities totaled $167,200 and represented additional private placements of common stock.

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

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS.

         The Company received $38,500 during the current quarter for private placement subscriptions totaling 3,850,000 common shares.

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



DATE: JANUARY 14, 2005                    BY:   /s/ John G. Simmonds
                                                --------------------------------
                                                John G. Simmonds
                                                President / CEO / CFO / Director
                                                (principal executive officer)


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


Date: January 14, 2005            By:  /s/ John G. Simmonds
                                       -----------------------------------------
                                       John G. Simmonds
                                       Principal Executive and Financial Officer