Form 10KSB
period 2005-02-28
TRACKPOWER INC
filed 2005-05-31
CIK 819927

As filed with the Securities and Exchange Commission on May 31, 2005

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ending February 28, 2005           Commission File No. 000-28506

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |_|.

      For the fiscal year ended February 28, 2005, the Company's revenues were $nil.

      Based on the closing high bid price on May 26, 2005, as reported by the National Association of Securities Dealer's Over The Counter electronic bulletin board, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $14,153,000.

      On February 28, 2005, the number of shares outstanding of the registrant's Common Stock was 257,992,951.

      Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|

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

      TrackPower's principal offices are located in New York at 67 Wall Street, Suite 2211, New York, NY 10005, telephone number (212) 804-5704 and Canada at 765 15th Sideroad, King City, Ontario L7B 1K5, Canada, telephone number (905) 773-1987.

      RECENT DEVELOPMENTS

      TIOGA DOWNS

      The Company has identified the following acquisition opportunity.

      In September 2002, the Company announced that it was pursuing ownership of a horseracing track located in New York State known as Tioga Park. Tioga Park consists of approximately 138 acres, including a 5/8 mile track, a grand stand, horse barns, jockey quarters building, horse auction facility and other necessary buildings to operate a horseracing facility. The property was previously operated as a quarter horse track. The property has been subject to bankruptcy proceedings since that time and in March 2005 the bankruptcy court settled all remaining matters allowing the transfer of the property to Tioga Downs Racetrack LLC. Tioga Downs Racetrack LLC is 50% owned by Asolare II LLC controlled by a group of investors including the Company's former CEO and Chairman and another director of the Company and 50% by Southern Tier Acquisitions LLC (Southern Tier). Southern Tier is owned by Jeffery Gural.

      The shareholders of Asolare have agreed to vend their 50% of the property to Trackpower and the Company is negotiating the acquisition of the remaining 50% from Southern Tier Acquisitions LLC.

      The current shareholders of Tioga Downs Racetrack LLC have begun to develop the track and are sharing the costs equally. The partners are also in discussions to raise approximately $20 million to fund the project.

      It is anticipated that the property will open for live horseracing during summer 2006 and will contain approximately 750 video slot terminals (VLTs). At the current moment several regulatory approvals are still required including but not limited to Tioga Township and regional horseman's association.

      Although there can be no assurances, the Company remains hopeful that a 100% ownership transaction will close, the necessary funding will be obtained and that the property will open during 2006.

      SOUTHERN TIER ACQUISITIONS, LLC

      Southern Tier is owned by Jeffery Gural who is Chairman of Newmark & Company Real Estate Inc. an international full service commercial and industrial real estate management firm headquartered in Manhattan. Mr. Gural is a major owner and breeder of Standardbred racehorses and operates a farm in Stanfordville in Dutchess County New York. Southern Tier acquired the 50% ownership position in Tioga Down Racetrack LLC for a cash payment of $1,500,000.

      The Company has partnered with Southern Tier Acquisitions, LLC, for equal ownership and participation in all gaming opportunities in New York State. Jeffrey Gural has approval from Bankruptcy Court to provide $1,200,000.00 DIP financing to Mid-State Raceways, Inc. (which holds Vernon Downs Racetrack) to keep that track in operation pending its emergence from bankruptcy. The Plan of Reorganization of Mid-State calls for Jeffery Gural to reorganize Mid-State and bring it out of Bankruptcy with an infusion of cash, new management and equity. Trackpower and Jeffery Gural, through Southern Tier Acquisitions, are equally bearing all expenses and undertakings in New York as they occur. Vernon Downs consists of 598 acres of land, a 7/8ths mile harness track, grandstand and related facilities, a 180 room hotel and a gaming hall, including provisions for 1,000 VLTs, already constructed and ready for occupancy once the bankruptcy matter is resolved and licensing occurs.

      APPOINTMENT OF EDWARD M. TRACY AS CEO

      On May 11,  2005,  the  Company  appointed  Mr.  Edward  M.  Tracy  as its president and CEO. Edward Tracy is the CEO of the Tracy Group, a Casino Management and Development Company. The Tracy Group focuses on workout strategies, development of management and marketing strategies, and ground-up development for a variety of clients. The Tracy Group is currently engaged in several workout projects in New York as well as ground-up development in Pennsylvania.

      Prior to forming the Tracy Group, Mr. Tracy has had over twenty years of hands on management and development experience in the gaming and hospitality industry. His extensive experience includes serving as Chairman and CEO of Capital Gaming, a multi-jurisdictional manager of Native American and Riverboat Casinos. Mr. Tracy also served as CEO of the Trump Organization, which include all casino, hotel and entertainment entities. During his tenure at the Trump Organization, Mr. Tracy was responsible for managing over 13,500 employees, 3,000 luxury rooms and 240,000 square feet of casino space, which produced annual revenues in excess of $1 billion.

      Mr. Tracy will be responsible for developing the Company into a profitable gaming enterprise. Mr. Tracy has identified one other racing and gaming facility in New York state that would be complimentary to the Tioga Downs project and plans to take steps to investigate further the financial state of the target acquisition.

      Concurrent with this announcement, Mr. John G. Simmonds resigned as CEO. Mr. Simmonds will continue as chairman of the Board and will provide strategic planning advice as the Company develops.

      WHEAT CITY

      On May 11, 2005, Baymount Corporation, formerly known as Diversified Racing Investments Inc., (an entity that the Company holds an investment in), acquired the rights to 42.5% of Wheat City Horse Park Corporation (WCHPC). WCHPC and Baymount have agreed to develop a horse racetrack in Brandon Manitoba Canada.

      Baymount issued warrants to purchase 500,000 shares of its common stock to Trackpower to acquire the rights. Of these warrants, (i) 100,000 have vested and are exercisable at a price of CAD$0.40 per common share until May 11, 2006; (ii) 200,000 are exercisable at a price of CAD$0.60 per common share and only vest on the date that WCHPC receives regulatory approval for a horseracing license in the Province of Manitoba; and (iii) 200,000 are exercisable at a price of $0.80 per common share and only vest on the date that WCHPC receives from its auditors an audited consolidated financial statement evidencing that WCHPC's cash flow for the previous financial year was positive.

ITEM 2. DESCRIPTION OF PROPERTY

      The Company has temporarily leased office space at 67 Wall Street, Suite 2211, New York, NY 10005. Certain officers of the Company maintain offices at 765 15th Sideroad, King City, Ontario, L7B 1K5, Canada.

ITEM 3. LEGAL PROCEEDINGS

      The Company has been informed of a judgment by a former consultant of the Company involving a dispute over a consulting agreement. The judgment totals $261,625 and involves services provided prior to fiscal 2004. The Company has sought legal advice and believes the judgment is without merit. Management believes the loss or settlement, if any, will not have a material affect on the Company's financial position or results of operations. Any cost of settlement or loss will be recognized in the period it occurs.

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

                             FISCAL YEAR ENDED           FISCAL YEAR ENDED
                                 2/28/2005                   2/29/2004
                             High          Low           High          Low
FIRST QUARTER                .08           .04           .05           .02
SECOND QUARTER               .06           .03           .03           .02
THIRD QUARTER                .05           .02           .14           .02
FOURTH QUARTER               .07           .03           .12           .05

      These quotations reflect only inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

      SHAREHOLDERS

      On May 27, 2005, the Company had approximately 400 shareholders of record. The Company believes it has approximately 3,000 shareholders including holders whose securities are held in street name or nominee accounts.

      DIVIDENDS

      The Company has never paid a cash dividend on its common stock and does not expect to pay one in the foreseeable future. Payment of dividends in the future will depend on the Company's earnings and its cash requirements at that time.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      OVERVIEW

      During the year ended February 28, 2005, the Company continued to pursue the acquisition of several New York state racing facilities including the Tioga Downs Racetrack. These steps included assembling the necessary partners to complete the acquisition and grow the business into a profitable gaming operation.

      The Company partnered with Southern Tier Acquisitions, LLC (Southern Tier) to bring the target property out of bankruptcy and position it for development. Southern Tier is owned by New York real estate developer Jeffery Gural. Mr. Gural introduced gaming executive Edward M. Tracy to the Company and subsequent to year end Mr. Tracy was appointed president and CEO. Mr. Gural also is involved with Vernon Downs Racetrack, another New York state property in bankruptcy that is currently managed by Mr. Tracy.

      RESULTS OF OPERATIONS

      FOR THE YEAR ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

REVENUES

      Revenues for the year ended February 28, 2005 were zero compared to $1,170 during the year ended February 29, 2004. Revenues earned during the year ended February 29, 2004 consisted of racing purses earned by the Company's racehorse (which was disposed of during fiscal 2004. The Company will not earn any revenues until the proposed acquisition of Tioga Park is consummated.

COSTS AND EXPENSES

      Total costs and expenses were $479,483 during the year ended February 28, 2005 slightly down from $485,187 during the year ended February 29, 2004. Specific changes in cost categories are further described below.

      Wages and consulting fees incurred during the year ended February 28, 2005 were $108,483 compared to $84,467 during the year ended February 29, 2004. Wages and consulting during the year ended February 28, 2005 consisted of accounting staff costs of $25,274 and consulting fees totaling $83,209. The consulting services provided to the Company during fiscal 2005 were for strategic consulting various horseracing facilities. Wages and consulting fees during the year ended February 29, 2004 included compensation totaling $66,400 for accounting and executive management services (for a portion of the year) and general consulting fees totaling $18,067. Management fees paid to related parties totaled $105,432 during the year ended February 29, 2004 compared to $120,000 during the year ended February 28, 2005. Management fees to a related party were for executive management costs, which total $10,000 per month and are occasionally offset by costs paid by the Company on behalf of the related party. Executive management costs are for the continued pursuit of acquisitions and for maintaining the Company's public listing.

      During the year ended February 29, 2004 the Company recorded realized losses on marketable securities of $800. During the year ended February 28, 2001 the Company invested in common shares of Vianet Technologies, Inc. (Vianet) which at the time were listed on the Over-the-Counter Bulletin Board under the symbol VNTK. The market value of the Vianet shares has declined substantially. Management was of the opinion that this decline was other than temporary and therefore recorded an $800 realized loss during the year ended February 29, 2004. The carrying value of these securities at February 28, 2005 is zero.

      General and administrative expenses were $96,808 during the year ended February 28, 2005 down from $105,906 during the year ended February 29, 2004, representing a reduction of approximately $9,100. General and administrative expenses included; 1) directors fees and transfer agent costs totaling $28,788 in the current year and $26,968 in the prior year, 2) travel, meals and entertainment expenses of $25,230 in the current fiscal year and $13,139 last year, 3) auto lease, repair and gas expenses of $17,907 during the current fiscal year and $27,041 last year, 4) occupancy costs of $13,662 in 2005 and $17,286 in 2004, 5) foreign exchange losses of $4,657 this year and $4,773 last year, 6) advertising costs totaling $1,251 during the year ended February 28, 2005 and $3,848 during the comparative period a year ago, 7) communications costs (telephone and cellular) of $1,248 in 2005 and $5,770 in 2004, and $4,065 of miscellaneous costs and expenses in fiscal 2005 compared to $7,081 in 2004.

      The Company incurred $12,389 in trainer and equine fees during the year ended February 29, 2004 compared to zero in the current year. The Company sold its last remaining racehorse in fiscal 2004. The Company also wrote down the carrying value of its second racehorse by $29,240 (to $10,000) early in fiscal 2004 and then exchanged it for a convertible debenture of Diversified Racing Investments Inc. (which is considered a related party due to the Company's involvement with Diversified Racing in other projects) having a face value of $25,000 late in the year.

      Professional fees totaled $110,208 during the year ended February 28, 2005 and $20,128 during the year ended February 29, 2004. Audit and accounting fees totaled $36,000 in the current year compared to $24,500 in the prior year. Legal fees were $1,562 (offset by $5,934 recovered from prior years) during the year ended February 29, 2004 and $59,351 in the current year. The significant increase in legal fees is associated with the increased level of activity in negotiating the horseracing track acquisition opportunities.

      Non-cash financing expenses were $26,842 during the year ended February 28, 2005 and $84,082 during the year ended February 29, 2004 a decline of approximately $57,200. During fiscal 2005, subordinated debentures having principal of $90,000 plus accrued and unpaid interest of $35,143 were converted on a special basis (whereby the conversion rate on accrued interest was reduced from $0.50 to $0.025) to 1,585,734 common shares and 250,286 warrants to purchase common shares at $0.75 per share at any time over the next three years. The Company recognized non-cash financing expense of $26,842 representing the fair value of the incremental number of shares received in the special conversion. During fiscal 2004, subordinated debentures, including accrued interest, aggregating $51,985 were converted to 2,079,378 shares of common stock. The conversion incorporated a special privilege, approved by the Board of Directors, whereby the principal and accrued and unpaid interest was converted at a reduced conversion rate of $0.025 per share (from $0.50 per share) and resulted in a non-cash financing charge of $84,082 representing the fair value of the incremental number of shares issued.

      Interest expense was $21,564 during the year ended February 28, 2005 and $35,424 in the prior year. Interest expense arises from the Company's senior subordinated convertible debentures all of which matured on October 31, 2004.

      Depreciation of capital assets was $6,893 during fiscal 2005 and $7,319 during the year ended February 29, 2004. The Company also recorded a $3,542 loss on the disposal of certain office equipment assets during the year ended February 28, 2005.

      The operating loss for fiscal 2005 was $479,483 marginally down from $484,017 in fiscal 2004.

      During fiscal 2004 other income totaled $466,736 compared to zero in fiscal 2005. Other income in 2004 consisted of two items:

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

      The net loss recorded during the year ended February 28, 2005 was $479,483, less than $0.01 per share compared to a loss of $17,281, also less than $0.01 per share in the prior year.

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

      FINANCIAL CONDITION

      During the year ended February 28, 2005, total assets decreased marginally from $68,255 to $64,774. The decrease of $3,481 is the result of the following factors:

      -     The  Company  investing  a further  $25,000  in  Diversified  Racing convertible debentures, which together with other debentures previously acquired by the Company were converted into 1,020,000 common shares of Diversified Racing,

      -     Cash reserves decreasing from $18,047 to zero, and

      - Office equipment decreasing from $15,208 at the beginning of the year to $4,774 at the end of the year.

      The Company's liabilities declined from $924,405 at the beginning of the year to $478,265 at the end. The primary reason for the decline is the maturing and conversion of the Company's senior subordinated convertible debentures into common stock. Debentures having a face value of $396,000 plus accrued interest of $156,900 were converted into common share during the year ended February 28,
005. Offsetting this were increases in other liability categories as follows:

      Accounts payable increased from $270,330 at the beginning of the year to $312,929 at the end of the year. The increase is attributable primarily to amounts due to related parties increasing from $75,825 to $111,743 and a normal increase in accounts payable associated with higher levels of activity.

      Aggregate accrued liabilities and expenses increased from $101,735 at the beginning of the year to $138,594 at the end, the increase arising from higher accrued directors' fees and higher accrued professional fees.

      The stockholders' deficiency decreased from $856,150 as at February 29, 2004 to $413,491 at February 28, 2005. The decrease is attributable to:

      - subordinated debentures of $396,000 in principal and $156,900 in accrued interest were converted into 2,441,248 shares of the Company's common stock,

      - 31,720,000 common shares issued for proceeds of $317,200 ($37,000 of which was received prior to the beginning of fiscal 2005) and further subscriptions for 1,040,000 common shares (for proceeds of $10,400) but not issued as of February 28, 2005,

      - Consulting services provided valued at $26,800 and recorded in common stock subscribed at year end,

      - 2,500,000 shares of common stock issued to acquire an investment valued at $25,000,

      - an increase of $26,842 to additional paid in capital representing the fair value of 1,335,448 additional shares issued under a special reduced conversion rate on accrued interest of $0.025 per share (from $0.50 per share) on certain subordinated convertible debentures.

      LIQUIDITY AND CAPITAL RESOURCES

      During fiscal 2005, the Company used $314,389 in cash from operating activities primarily as a result of operating losses. Cash provided by financing activities during fiscal 2005 amounted to $296,342, which resulted from private placements of shares of the Company's common stock totaling $290,600 plus an increase in bank overdraft of $5,742.

      The revenues of the Company during the year ended February 28, 2005 were zero therefore did not play a significant role in financing operations. Management has decided to pursue a business strategy that still involves the horseracing industry. The Company continues to negotiate horseracing-related opportunities.

      The Company continues to be successful in raising sufficient funds to offset operating losses. The Company issued 31,720,000 common shares under private placements for total proceeds of $317,200 ($37,000 of which was received prior to February 29, 2005 and for which the stock had not yet been issued). In addition the Company received common stock subscriptions totaling $10,400 during the year for which stock certificates totaling 1,040,000 common shares had not been issued as of February 28, 2005. There can be no assurance that the Company's ability to raise through private placements will continue.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT REGISTERED AUDITORS

To the Stockholders of
TrackPower, Inc.

We have audited the accompanying balance sheet of TrackPower, Inc., as of February 28, 2005, and the related statements of operations, changes in stockholders' deficiency and cash flows for the years ended February 28, 2005 and February 29, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Pubic Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TrackPower, Inc. at February 28, 2005, and the results of its operations and its cash flows for the years ended February 28, 2005 and February 29, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At February 28, 2005 the Company had a working capital deficit of $478,265 and an accumulated deficit of $25,161,363. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans in regard to these matters are also discussed in note 1.

Toronto, Ontario                                      /s/ Mintz & Partners, LLP
May 24, 2005                                          Chartered Accountants

                                TRACKPOWER, INC.

                                  Balance Sheet
                                February 28, 2005

                                     Assets
Current assets
     Cash and cash equivalents                                              $         --
                                                                            ------------
                  Total current assets                                                --

Office equipment, at cost, net of accumulated depreciation
  of $12,313 (note 4)                                                              4,774
Investment (note 3)                                                               60,000
                                                                            ------------

                  Total assets                                              $     64,774
                                                                            ============

                    Liabilities and Stockholders' Deficiency

Current liabilities
     Bank overdraft                                                         $      5,742
     Accounts payable (including $111,743 due to related parties, note 8)        312,929
     Accrued expenses
         Directors' fees                                                          95,500
         Professional fees                                                        43,094
     Note payable (note 5)                                                        21,000
                                                                            ------------
                  Total current liabilities                                      478,265
                                                                            ------------

Commitments and contingencies (note 11)

Stockholders' deficiency (note 10)
     Convertible preferred stock, no par value; unlimited
      shares authorized, no shares issued and outstanding                             --
     Common stock, $.0001 par value; unlimited shares
      authorized, 257,992,951 shares issued and outstanding                       25,799
     Additional paid-in capital                                               24,684,873
     Common stock subscribed (note 10)                                            37,200
     Accumulated (deficit)                                                   (25,161,363)
                                                                            ------------
                  Total stockholders' deficiency                                (413,491)
                                                                            ------------

                  Total liabilities and stockholders' deficiency            $     64,774
                                                                            ============

See notes to financial statements

                                TRACKPOWER, INC.

                             Statement of Operations

                                                                         Year Ended
                                                              --------------------------------
                                                              February 28,        February 29,
                                                                  2005                2004
                                                              -------------      -------------
Revenues (note 2)
     Purse winnings                                           $          --      $       1,170
                                                              -------------      -------------
                  Total revenues                                         --              1,170
                                                              -------------      -------------

Costs and expenses
     Wages and consulting fees                                      108,483             84,467
     Management fees - related party (note 8)                       120,000            105,432
     Trainer and equine fees                                             --             12,389
     Professional fees                                              110,208             20,128
     General and administrative                                      96,808            105,906
     Depreciation and amortization                                    6,893              7,319
     Interest expense (notes 6)                                      21,564             35,424
     Non-cash financing expenses (notes 6 and 10)                    26,842             84,082
     Loss on disposal of racehorse                                       --             29,240
     Loss on disposal of assets                                       3,542                 --
     Realized loss on marketable securities (note 3)                     --                800
                                                              -------------      -------------

                  Total costs and expenses                          479,483            485,187
                                                              -------------      -------------

Operating loss                                                     (479,483)          (484,017)

Other income:
     Gain on extinguishment of debt (note 7)                             --            453,023
     Sale of distribution rights                                         --             13,713
                                                              -------------      -------------
Total other income                                                       --            466,736
                                                              -------------      -------------

                  Net (loss)                                  $    (479,483)     $     (17,281)
                                                              -------------      -------------

     Loss per share of common stock                           $      (0.002)     $      (0.000)
                                                              -------------      -------------

     Weighted average number of common shares outstanding       235,797,029        198,741,037
                                                              -------------      -------------

See notes to financial statements

                                TRACKPOWER, INC.

                Statement of Changes in Stockholders' Deficiency
             For Years Ended February 28, 2005 and February 29, 2004

                                                        Preferred Stock               Common stock
                                                  ---------------------------   ---------------------------
                                                     Shares         Amount         Shares        Amount
                                                  ------------   ------------   ------------   ------------
Balance, February 28, 2003                        $         --   $         --    191,066,203   $     19,106
                                                  ------------   ------------   ------------   ------------

Debenture conversion to common stock                        --             --      2,079,378            208
Private placements                                          --             --     25,088,622          2,509
Issuance of shares for consulting services                  --             --         97,500             10
Issuance of shares in settlement of liabilities             --             --        500,000             50
Adjustment arising from agreement to issue
  common stock in settlement of liabilities                 --             --             --             --
Adjustment arising from additional common
  stock issued to former debenture holders
  pursuant to conversion of debentures (note 6)             --             --             --             --
Net loss for the year ended
  February 29, 2004                                         --             --             --             --
                                                  ------------   ------------   ------------   ------------
Balance, February 29, 2004                        $         --   $         --    218,831,703   $     21,883
                                                  ------------   ------------   ------------   ------------

Debenture conversion to common stock                        --             --      2,441,248            244
Private placements                                          --             --     31,720,000          3,172
Common stock subscribed                                     --             --             --             --
Issuable shares for consulting services                     --             --             --             --
Issuance of shares in settlement of liabilities             --             --      2,500,000            250
Issuance of shares to acquire investment                    --             --      2,500,000            250
Adjustment arising from additional common
  stock issued to former debenture holders
  pursuant to conversion of debentures (note 6)             --             --             --             --
Net loss for the year ended
  February 28, 2005                                         --             --             --             --
                                                  ------------   ------------   ------------   ------------
Balance, February 28, 2005                        $         --   $         --    257,992,951   $     25,799
                                                  ------------   ------------   ------------   ------------

                                                   Additional      Common
                                                     Paid-in        Stock        Accumulated
                                                     Capital      Subscribed      (Deficit)         Total
                                                  ------------   ------------    ------------    ------------
Balance, February 28, 2003                        $ 23,255,721   $         --    $(24,664,599)   $ (1,389,772)
                                                  ------------   ------------    ------------    ------------

Debenture conversion to common stock                    51,777             --              --          51,985
Private placements                                     248,377         37,000              --         287,886
Issuance of shares for consulting services               1,940             --              --           1,950
Issuance of shares in settlement of liabilities         24,950             --              --          25,000
Adjustment arising from agreement to issue
  common stock in settlement of liabilities                 --        100,000              --         100,000
Adjustment arising from additional common
  stock issued to former debenture holders
  pursuant to conversion of debentures (note 6)         84,082             --              --          84,082
Net loss for the year ended
  February 29, 2004                                         --             --         (17,281)        (17,281)
                                                  ------------   ------------    ------------    ------------
Balance, February 29, 2004                        $ 23,666,847   $    137,000    $(24,681,880)   $   (856,150)
                                                  ------------   ------------    ------------    ------------

Debenture conversion to common stock                   552,656             --              --         552,900
Private placements                                     314,028        (37,000)             --         280,200
Common stock subscribed                                     --         10,400              --          10,400
Issuable shares for consulting services                     --         26,800              --          26,800
Issuance of shares in settlement of liabilities         99,750       (100,000)             --              --
Issuance of shares to acquire investment                24,750             --              --          25,000
Adjustment arising from additional common
  stock issued to former debenture holders
  pursuant to conversion of debentures (note 6)         26,842             --              --          26,842
Net loss for the year ended
  February 28, 2005                                         --             --        (479,483)       (479,483)
                                                  ------------   ------------    ------------    ------------
Balance, February 28, 2005                        $ 24,684,873   $     37,200    $(25,161,363)   $   (413,491)
                                                  ------------   ------------    ------------    ------------

See notes to financial statements

                                TRACKPOWER, INC.

                             Statement of Cash Flows

                                                                                 Year Ended
                                                                       ----------------------------
                                                                       February 28,     February 29,
                                                                           2005             2004
                                                                       -----------      -----------
Operating activities
     Net (loss)                                                        $  (479,483)     $   (17,281)
     Adjustments to reconcile net (loss) to net cash
      (used) by operating activities:
        Depreciation and amortization                                        6,893            7,319
        Realized loss on marketable securities                                  --              800
        Non-cash financing expense                                          26,842           84,082
        Loss on disposal of assets                                           3,542               --
        Loss on disposal of racehorses                                          --           29,240
        Gain on extinguishment of debt                                          --         (453,023)
        Issuance of common stock in settlement of liabilities                   --          125,000
        Issuance of common stock for consulting services                    26,800            1,950
     Changes in:
        Other current assets                                                    --              293
        Accounts payable                                                    42,598          (71,251)
        Accrued expenses                                                    58,419           47,540
                                                                       -----------      -----------
                  Net cash (used) in operating activities                 (314,389)        (245,331)
                                                                       -----------      -----------
Investing activities
     Investments                                                                --          (25,000)
                                                                       -----------      -----------
                  Net cash (used in) investing activities                       --          (25,000)
                                                                       -----------      -----------
Financing activities
     Proceeds from private placements                                      290,600          287,886
     Increase in bank overdraft                                              5,742               --
                                                                       -----------      -----------
                  Net cash provided by financing activities                296,342          287,886
                                                                       -----------      -----------

                  Increase (decrease) in cash and cash equivalents         (18,047)          17,555

Cash and cash equivalents, beginning of year                                18,047              492
                                                                       -----------      -----------

Cash and cash equivalents, end of year                                 $        --      $    18,047
                                                                       -----------      -----------

Non-cash activities:

      During 2005 the Company:

            o Recorded non-cash financing expense of $26,842 representing the cost of issuing additional shares of its common stock for improved conversion rights for accrued and unpaid interest on certain convertible debentures (note 6).

            o Entered into an agreement to issue 1,000,000 shares of its common stock for consulting services provided valued at $26,800, which at February 28, 2005 was recorded in common stock subscribed.

            o Issued 2,441,248 shares of its common stock upon conversion of long-term debt, which amounted to $552,900 in principal and accrued interest.

            o     Exchanged   2,500,000   shares  of  its  common  stock  for  a
                  convertible debenture having a face value of $25,000.

      During 2004 the Company:

            o Recorded non-cash financing expense of $84,082 representing the cost of issuing additional shares of its common stock for improved conversion rights for accrued and unpaid interest on certain convertible debentures (note 6).

            o Issued 97,500 shares of its common stock for consulting services provided valued at $1,950.

            o Issued 2,079,378 shares of its common stock upon conversion of long-term debt, which amounted to $51,985 in principal and accrued interest.

            o Issued 500,000 shares of its common stock for settlement of certain aged liabilities totaling $25,000 and agreed to issue a further 2,500,000 shares for other liabilities totaling $100,000 which at February 29, 2004 was recorded in common stock subscribed.

            o Exchanged a racehorse valued at $10,000 for a convertible note of a related party having a face value of $25,000.

      The Company did not make any cash interest or tax payments during fiscal 2005 and 2004.

See notes to financial statements

                                TRACKPOWER, INC.

                          Notes to Financial Statements
                                February 28, 2005


Note 1 - Description of Business and Basis of Presentation

GOING CONCERN BASIS OF PRESENTATION

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has assets of $64,774, has a working capital deficit of $478,265 and a stockholders' deficiency of $413,491 at February 28, 2005. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

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

Note 2- Summary of Significant Accounting Policies

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

b. Revenue recognition

Revenue is recorded when earned and consists of:

      Purse winnings

      The Company  received  purse  winnings for  racehorses  acquired in fiscal
      2004.

c. Investments

The Company's investments consist of common stock of a related private company. The common shares of a private company are considered as "held to maturity" investments and are recorded at amortized cost. Any unrealized losses which are considered "other than temporary" are classified as realized losses through operations (see note 3).

d. Depreciation

Depreciation of office equipment is computed over its estimated useful lives ranging from three to five years using the straight-line method.

                                TRACKPOWER, INC.

                                February 28, 2005


e. Income taxes

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

f. Fair value of financial instruments

Bank overdraft, accounts payable, accrued expenses, and notes payable are carried in the financial statements at amounts which approximate fair value.

g. Advertising costs

The Company expenses the costs of advertising as incurred. Advertising expense amounted to $1,251 and $3,848 for fiscal 2005 and 2004, respectively.

h. Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers cash and all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

i. Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and investments. The Company places its cash with high quality financial institutions. At no time during the year, the balance at one financial institution exceeded insured limits.

j. Net loss per share

For both 2005 and 2004, net loss per share has been computed using the net loss for the year divided by the weighted average number of shares outstanding.

Diluted loss per share is not presented as the effects of convertible debentures, warrants and options are anti-dilutive.

k. Accounting for stock options

The Company adopted the annual disclosure provisions of SFAS 148 in its financial statements for the year ended February 29, 2004 and adopted the interim disclosure provisions in our financial statements for the quarter ended May 31, 2003.

All stock options that have been granted by the Company to employees have been at or above the fair market value of the Company's common stock at the time of grant. As of February 28, 2005 the shares of the Company's common stock were trading below the exercise price of options and warrants. As a result the options and warrants are out of the money and have no intrinsic value and no compensation expense has been recorded within the financial statements of the Company.

                                TRACKPOWER, INC.

                                February 28, 2005


Note 3 - Investments

During fiscal 2004, the Company purchased a $25,000 convertible note of Diversified Racing Investments Inc. (a private related party) for cash and exchanged a racehorse valued in the Company's financial statements at $10,000 for another convertible note of Diversified Racing Investments Inc. having a face value of $25,000. The second convertible note has been valued at the carrying value of $10,000 due to the non-cash nature of the transaction and because Diversified Racing is a related party. During fiscal 2005 the Company exchanged 2,500,000 shares of its common stock for a third convertible note also having a face value of $25,000. In June 2004, the Company converted the notes to 1,020,000 common shares of Diversified Racing. These shares are considered "held to maturity" investments and are recorded at amortized cost. Any unrealized losses that are perceived to be an other than temporary impairment will be recorded as realized losses through the Company's statement of operations. These common shares are valued collectively at $60,000 on February 28, 2005.

During fiscal 2001, the Company purchased 80,000 shares of common stock of a quoted US entity. These securities are considered "available for sale," and accordingly, are recorded at market value with unrealized gains or losses recorded as a separate component of stockholders' equity (deficit).

During fiscal 2004, the Company recorded a realized loss on these marketable securities of $800, on the basis that the unrealized loss was perceived to be an other than temporary impairment of the share value. At February 28, 2005, the carrying value of the common stock of a quoted US entity was zero.

Note 4 - Office equipment

                                   Historical    Accumulated        Net Book
                                      Cost       Depreciation        Value
                                  ------------   ------------    ------------
      Office equipment            $     11,603   $     (7,880)   $      3,723
      Computer equipment                 5,484         (4,433)          1,051
                                  ------------   ------------    ------------
      Total                       $     17,087   $    (12,313)   $      4,774
                                  ============   ============    ============

Note 5 - Notes payable

Notes payable consists of a 10% promissory note due to SIG Communications Partnership in the amount of $20,000. The SIG Communications Partnership note and related accrued interest was due May 16, 2000. During fiscal 2002, accrued interest of $4,500 was added to the note principal. The Company agreed to repay the outstanding balance in monthly payments of $3,500. At February 28, 2005, $3,500 has been repaid. The Company is in default of its agreement.

Note 6 - Convertible debentures

8% Senior Subordinated Convertible Debentures

On October 31, 2004 the Company's senior subordinated convertible debentures matured. Debentures totaling $306,000 in principal plus accrued and unpaid interest of $121,757 were converted into 855,514 common shares of the Company and 855,514 warrants to purchase common shares at $0.75 per share at any time over the next three years. In addition other debentures having principal of $90,000 plus accrued and unpaid interest of $35,143 were converted on a special basis (whereby the conversion rate on accrued interest was reduced from $0.50 to $0.025) to 1,585,734 common shares and 250,286 warrants to purchase common shares at $0.75 per share at any time over the next three years. The Company recognized non-cash financing expense of $26,842 representing the fair value of the incremental number of shares received in the special conversion.

During fiscal 2004, notes, including accrued interest, aggregating $51,985 were converted to 2,079,378 shares of common stock and warrants to purchase 103,970 shares of common stock. The conversion incorporated a special privilege, whereby the principal value of the debenture ($40,000) plus accrued and unpaid interest of $11,985 was converted at a reduced conversion rate of $0.025 per share (from $0.50 per share) and resulted in a non-cash financing charge of $84,082 representing the fair value of the incremental number of shares received.

                                TRACKPOWER, INC.

                                February 28, 2005


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

Note 8 - Related party transactions

Periodically, the Company advances funds and pays expenses on behalf of related parties and funds are advanced and expenses are paid by related parties on behalf of the Company. These transactions result in non-interest bearing payables or receivables to related parties. At February 28, 2005, net payables to related parties amounted to $95,243. Related parties of the Company include entities under common management.

The Company pays $10,000 per month to a related party for executive management services of which $7,741 remained accrued and unpaid as February 28, 2005.

During fiscal 2004, the Company purchased a $25,000 convertible note of Diversified Racing for cash and exchanged a racehorse valued in the Company's financial statements at $10,000 for another convertible note of Diversified Racing Investments Inc. having a face value of $25,000 (see note 3). Diversified Racing is a related party due to its proposed participation with the Company on various racetrack acquisition and development projects. The Company also acquired a third $25,000 convertible note by issuing 2,500,000 shares of the Company's common stock.

Note 9 - Income taxes

The temporary differences between financial reporting and income tax purposes, are primarily net operating loss carryforwards for income tax purposes.

As of February 28, 2005, the deferred tax assets and valuation allowances are summarized as follows:

      Deferred tax assets resulting from
        operating loss carryforwards              $ 9,123,000
      Valuation allowance                          (9,123,000)
                                                  -----------
                                                  $        --
                                                  -----------

A full valuation allowance has been established against the deferred tax assets, as utilization of the loss carryforwards and realization of other deferred tax assets cannot be reasonably assured.

The Company has available net operating loss ("NOL") carryforwards of approximately $24,600,000 resulting from accumulated operating losses through fiscal 2005. The NOL carryforwards for tax reporting purposes expire in various amounts through the year 2025.

                                TRACKPOWER, INC.

                                February 28, 2005


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

As of February 28, 2005, there were 257,992,951 shares of common stock issued and outstanding.

During fiscal 2005, the Company issued 31,720,000 shares of its common stock under private placements at $0.01 per share for total proceeds of $317,200 ($37,000 of which was received prior to the beginning of the year) and received common stock subscriptions representing additional proceeds of $10,400 for an additional 1,040,000 at $0.01 per share, for which certificates had not yet been issued prior to February 28, 2005. In addition, the Company received consulting services valued at $26,800, for which share certificates totaling 1,000,000 were not issued prior to February 28, 2005 and accordingly were recorded in common stock subscribed.

During fiscal 2005, the Company issued 2,441,248 shares of its common stock for subordinated convertible debentures having a face value of $396,000 plus accrued and unpaid interest of $156,900. Under the terms of the conversion of certain debentures the conversion rate on accrued interest for an amount of $35,143 was reduced from $0.50 per share to $0.025 per share. Under the original terms of conversion 1,105,800 shares were to be issued and the company recorded as $26,842 non-cash financing expense representing the fair value of the 1,335,448 incremental shares issued.

During fiscal 2005, the Company issued 2,500,000 shares of its common stock for a convertible note of Diversified Racing (see Note 3) having a face value of $25,000.

The Company also agreed to issue 2,500,000  shares of its common stock in fiscal
2004  for  settlement  of  liabilities   valued  at  $100,000  for  which  share
certificates were issued during fiscal 2005.

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

Stock options

The Company has established the 1993 Compensatory Stock Option Plan ("CSO") for employees, directors and consultants or other advisors. The Company has reserved a maximum of 4,000,000 common shares to be issued upon the exercise of options granted under the CSO plan. The purchase price of each share of stock under the CSO will be determined by the Board of Directors or the Compensation Committee. The CSO exercise term will not exceed five years. The options expired on various dates through 2004.

                                TRACKPOWER, INC.

                                February 28, 2005


The following is a summary of CSO stock option activity for fiscal 2005 and 2004:

                                                                         Weighted
                                                                         Average
                                            Number      Option Price     Exercise
                                          of Shares       Per Share       Price
                                        ------------    ------------   ------------
      Balance, February 28, 2003               5,000    $       0.75   $       0.75
      Granted                                     --
      Exercised, expired or cancelled             --
                                        ------------
      Balance, February 29, 2004               5,000    $       0.75   $       0.75
      Granted                                     --
      Expired                                 (5,000)
                                        ------------
      Balance, February 28, 2005                  --    $         --   $         --

The following is a summary of outstanding and exercisable CSO options at February 28, 2005:

            Number of shares                                      --
            Weighted average remaining life                       --
            Weighted average exercise price                       --

1993 Employee Stock Compensation Plan ("ESC")

The Company has reserved a maximum of 2,000,000 common shares to be issued upon the grant of awards for employees, directors and consultants or advisors. At February 28, 2005, no options were outstanding under this plan.

1993 Incentive Stock Option Plan ("ISO")

The Company has reserved a maximum of 2,000,000 common shares to be issued upon the exercise of options granted under the ISO plan. Options will be granted under the ISO plan at exercise prices at least equal to the fair market value of the common stock on the date of grant. At February 28, 2005, no options were outstanding under this plan.

1993 Non-Statutory Stock Option Plan ("NSO")

The Company has reserved a maximum of 2,000,000 shares to be issued to key employees upon the exercise of options granted under the NSO plan. Options granted under the NSO plan will be at exercise prices to be determined by the Board of Directors or other NSO plan administrator.

                                TRACKPOWER, INC.

                                February 28, 2005


The following is a summary of NSO stock option activity for fiscal 2005 and 2004:

                                                                         Weighted
                                                                         Average
                                            Number      Option Price     Exercise
                                          of Shares       Per Share       Price
                                        ------------    ------------   ------------
      Balance, February 28, 2003             500,000    $       0.90   $       0.90
      Granted                                     --
      Exercised, expired or cancelled       (500,000)           0.90           0.90
                                        ------------
      Balance, February 29, 2004                  --    $         --   $         --
      Granted                                     --
      Exercised, expired or cancelled             --              --             --
                                        ------------
      Balance, February 28, 2005                  --    $         --   $         --

The Company adopted the annual disclosure provisions of SFAS 148 in its financial statements for the year ended February 29, 2004 and, accordingly, no compensation cost has been recognized because stock options granted under the plans were at exercise prices which were equal to or greater than the market value at date of grant. There were no options granted in either of fiscal 2005 or 2004 and no compensation expense has been recorded within the financial statements of the Company.

Warrants

The following is a summary of warrant activity for fiscal 2004 and 2003:

                                            Number
                                         of Shares to
                                        Purchase under
                                           Warrants            Expiry Date
                                        --------------     ---------------------

      Balance, February 28, 2003            16,456,722
                                                           Between August 31 and
      Issued                                   103,970     October 31, 2006
      Expired                               (5,595,365)
                                        --------------
      Balance, February 29, 2004            10,965,327
      Issued                                 1,105,800     October 31, 2007
      Expired                              (10,556,110)
                                        --------------
      Balance, February 28, 2005             1,515,017

Warrants outstanding at February 28, 2005 consists of the following:

                                                     Exercise          Number
           Issue Date          Expiration Date         Price         of Shares
       -------------------   --------------------   ------------    -----------
         March 6, 2002         March 6, 2005            0.75            305,247
         August 31, 2003       August 31, 2006          0.75             25,770
         October 8, 2003       October 8, 2006          0.75             39,100
         October 31, 2003      October 31, 2006         0.75             39,100
         November 1, 2004      October 31, 2007         0.75          1,105,800
                                                                    -----------
                                                                      1,515,017
                                                                    -----------

                                TRACKPOWER, INC.

                                February 28, 2005


Should all outstanding warrants be exercised, the total additional consideration available to the Company is approximately $1,136,263. A maximum of 1,515,017 common shares would be issued.

Note 11 - Commitments and contingencies

Commitments

The Company is committed under a vehicle lease until October 2006. Total monthly lease payments are approximately $1,458. Minimum annual lease payments for the years ended February 28, 2006 and 2007 total $17,496 and $11,664, respectively.

Management fees

The Company accrues $10,000 per month for the management services of certain executives to a related party.

Contingencies

Litigation

The Company has been informed of a judgment by a former consultant of the Company involving a dispute over a consulting agreement. The judgment totals $261,625 and involves services provided prior to fiscal 2004. The Company has sought legal advice and believes the judgment is without merit. Management believes the loss or settlement, if any, will not have a material affect on the Company's financial position or results of operations. Any cost of settlement or loss will be recognized in the period it occurs.

Note 12 - Segmented information

During fiscal 2004 the Company operated in one segment - earning purse winnings from racehorses. During fiscal 2005 the Company was in the business of seeking horseracing track ownership opportunities.

Note 13 - Subsequent Events

Subsequent to year end the Company has raised approximately $827,000 through equity private placements and has advanced approximately $710,000 to fund either the development of Tioga Downs or provide debtor in possession (DIP) financing to Vernon Downs. The Company's contributions have been matched by funding provided by Southern Tier Acquisitions LLC.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Information required by this Item will be set forth in either (i) the Company's definitive proxy statement for the 2005 Annual Meeting of Stockholders, or (ii) an amendment to this Report on Form 10-KSB/A, which in either case will be filed with the Securities and Exchange Commission not later than 120 days after February 28, 2005, and which information is incorporated herein by reference.

ITEM 10.EXECUTIVE COMPENSATION

      Information required by this Item will be set forth in either (i) the Company's definitive proxy statement for the 2005 Annual Meeting of Stockholders, or (ii) an amendment to this Report on Form 10-KSB/A, which in either case will be filed with the Securities and Exchange Commission not later than 120 days after February 28, 2005, and which information is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information required by this Item will be set forth in either (i) the Company's definitive proxy statement for the 2005 Annual Meeting of Stockholders, or (ii) an amendment to this Report on Form 10-KSB/A, which in either case will be filed with the Securities and Exchange Commission not later than 120 days after February 28, 2005, and which information is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information required by this Item will be set forth in either (i) the Company's definitive proxy statement for the 2005 Annual Meeting of Stockholders, or (ii) an amendment to this Report on Form 10-KSB/A, which in either case will be filed with the Securities and Exchange Commission not later than 120 days after February 28, 2005, and which information is incorporated herein by reference.

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

Date:  May 31, 2005

                                        TRACKPOWER, INC.

                                        By: /s/ Edward M. Tracy
                                            ------------------------------------
                                            Edward M. Tracy, CEO and Director

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                         Title                                  Date


/s/ Edward M. Tracy
--------------------------
    Edward M. Tracy          CEO and Director                       May 31, 2005
                             (principal executive officer)


/s/ John G. Simmonds
--------------------------
     John G. Simmonds        Chairman and Director                  May 31, 2005


/s/ Kenneth J. Adelberg
--------------------------
     Kenneth J. Adelberg     Director                               May 31, 2005


/s/ Gary N. Hokkanen
--------------------------
     Gary N. Hokkanen        CFO                                    May 31, 2005
                             (principal accounting officer)