Form 10KSB/A
period 2005-02-28
TRACKPOWER INC
filed 2005-06-30
CIK 819927

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                                (Amendment No. 1)

   |X|    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: February 28, 2005
                                       or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________to________________

                        Commission file number: 000-28506

                                TRACKPOWER, INC.
                 (Name of Small Business Issuer in Its Charter)

                Wyoming                                    03-3411167
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

        67 Wall Street, Suite 2211
               New York, NY                                   10005
 (Address of principal executive offices)                   (Zip Code)

                  Registrant's telephone number: (212) 804-5704


           Securities registered pursuant to Section 12(b) of the Act:
                         COMMON STOCK, $0.0001 PAR VALUE


        Securities registered pursuant to Section 12(g) of the Act: None

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|_| No|X|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |_|

      For the fiscal year ended February 28, 2005, the Company's revenues were nil.

      Based on the closing price on May 31, 2005 of $0.05, as reported by the National Association of Securities Dealer's Over The Counter electronic bulletin board, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $14,181,036.

      On May 31, 2005, the number of shares outstanding of the registrant's Common Stock was 340,732,951.

                    Documents Incorporated by Reference: None

      Transitional Small Business Disclosure Format (Check One): Yes|_|  No|X|

Explanatory Note: This amendment on Form 10-KSB/A to the Annual Report on Form 10-KSB of Trackpower, Inc. (the "Company") for the fiscal year ended February 28, 2005 (the "Original Filing"), which was filed with the Securities and Exchange Commission ("SEC") on May 31, 2005, is being filed to include Part III.

                                    Part III
                                    --------

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The following persons are all of the directors and executive officers of Trackpower, Inc. (the "Company" or "Trackpower"):

Directors

      The number of directors comprising our board of directors (the "Board") is currently three. Each Board member holds office for a term of one year or until his or her respective successor has been duly elected and qualified.

      John G. Simmonds, 54, was appointed Chairman of the Board, Director and Chief Executive Officer of the Company effective January 29, 1998. Mr. Simmonds is currently and has been CEO of Wireless Age Communications, Inc. since March 2003 and Azonic Corporation since September 2004. For more than the past five years, Mr. Simmonds has owns and is involved in the management of King Stables, a horse breeding operation in Canada. Mr. Simmonds also served as Chairman of the Board of Directors of Phantom Fiber Corporation, formerly Pivotal Self-Service Technologies, Inc., since October, 1999 and as Chief Executive Officer since February, 2002 to June, 2004.

      Kenneth J. Adelberg, 52, has been a Director of the Company since April 1, 1996. Mr. Adelberg has also been a director of Wireless Age Communications, Inc. since 2003 and Azonic Corporation since January 2005. Mr. Adelberg's principal occupation is President and Chief Executive Officer of HiFi House Group of Companies, a privately-held company based in Broomall, Pennsylvania, since 1987. Mr. Adelberg was a founding stockholder of US Wats, Inc., a publicly-traded company specializing in business telecommunications services, located in Bala Cynwyd, Pennsylvania, which was established in 1989. Mr. Adelberg is also a founding stockholder and director of First Republic Bank, Philadelphia, Pennsylvania, a publicly-traded bank which has been in operation since 1989. Mr. Adelberg serves as a member of the Board of Directors' Audit and Compensation Committees of the Company.

      Edward M. Tracy, 52, has been a Director and Chief Executive Officer of the Company since May 27, 2005. Since October 2000, Mr. Tracy has also been the CEO of the Tracy Group, a Casino Management and Development Company. The Tracy Group focuses on workout strategies, development of management and marketing strategies, and ground-up development for a variety of clients. The Tracy Group is currently engaged in several workout projects in New York as well as ground-up development in Pennsylvania. Prior to forming the Tracy Group, Mr. Tracy has had over twenty years of management and development experience in the gaming and hospitality industry. His experience includes serving as Chairman and CEO of Capital Gaming, a multi-jurisdictional manager of Native American and Riverboat Casinos. Mr. Tracy also served as CEO of the Trump Organization, which organization includes casino, hotel and entertainment entities. During his tenure at the Trump Organization, Mr. Tracy was responsible for managing over 13,500 employees, 3,000 luxury rooms and 240,000 square feet of casino space, which produced annual revenues in excess of $1 billion.

      Gary N. Hokkanen, Chief Financial Officer, 49, has served as the Company's CFO since May 27, 2005. Mr. Hokkanen also is currently and has been CFO of Wireless Age Communications, Inc., a retail and wholesale distributor of wireless communications products since May 2003. On October 15, 2004, Mr. Hokkanen was appointed CFO of Azonic Corporation, a development stage company involved in development of a low cost disposable cellular phone and continues to serve in such capacity. From January 2001 to April 2003, Mr. Hokkanen was the CFO of IRMG Inc., a Toronto based financial management consulting firm. Mr. Hokkanen served as CFO of Simmonds Capital Limited, a diversified communications distributor from July 1998 to January 2001 and served as CFO of Trackpower Inc. from February 1998 to June 2001. For the period April 1996 to July 1998, Mr. Hokkanen served as Treasurer of Simmonds Capital Limited.

      Carrie J. Weiler, Vice President and Corporate Secretary, 46, was appointed during February 1998. She has served as Vice President of Corporate Development for Simmonds Capital Limited, a diversified communications distributor since 1994 and she has served as Corporate Secretary of Azonic Corporation, a development stage company involved in development of a low cost disposable cellular phone, since October 2004.

Board and Committee Information

      Information concerning the two Committees maintained by the Board of Directors is set forth below.

      Mr. Arnold Smolen resigned as a director of the Company and all committees of the Board he was serving on May 26, 2005. Mr. Tracy was appointed a director of the Company on May 27, 2005.

      The audit and compensation committees are the standing committees of the Board. The fiscal year 2005 and 2006 committees are comprised as follows:

            2005 Audit Committee                2005 Compensation Committee

            Kenneth Adelberg (Chair)            Kenneth Adelberg (Chair)
            Arnold Smolen                       Arnold Smolen

            The current committees are comprised as follows:

            2006 Audit Committee                2006 Compensation Committee

            Kenneth Adelberg (Chair)            Kenneth Adelberg (Chair)
            John Simmonds                       John Simmonds

      The audit committee of the Board (the "Audit Committee") held four meetings during fiscal 2005. The Audit Committee, among other things, recommends the Company's independent auditors, reviews the Company's financial statements, reports and recommendations regarding the adequacy of internal accounting controls made by the independent auditors and considers such other matters with respect to the accounting, auditing and financial reporting procedures as it may deem appropriate or as may be brought to its attention.

      The Audit Committee acts under a written charter adopted and approved by the Board on May 27, 2005 setting out the roles and responsibilities the Committee is to perform. The Board has determined that Mr. Adelberg, an independent director serving on the Audit Committee, is an "audit committee financial expert" and is "independent, as such terms are defined under the regulations promulgated by the Securities and Exchange Commission. A copy of the Audit Committee Charter was attached as an Exhibit to this Form 10KSB/A. The Audit Committee is composed of outside directors who are not officers or employees of the Company or its subsidiaries. In the opinion of the Board and as "independent" is defined under applicable current standards, these directors are independent of management and free of any relationship that would interfere with their exercise of independent judgment as member of this committee.

Shareholder Communications

      The Board of Directors believes that it is important for our shareholders to have a process to send confidential communications directly to the board as a whole and to the Independent Directors in particular. Accordingly, shareholders desiring to send a communication to the Board of Directors, or to a specific director, may do so by delivering a letter to the Secretary of the Company at the Company' principal offices as set forth on the cover page to this Amendment to the Annual Report on Form 10-KSB. The mailing envelope must contain a clear notation indicating that the enclosed letter is a "stockholder-board communication" or "stockholder director-specific" communication." All such letters must identify the author and clearly state whether the intended recipients of the letter are all members of our Board of Directors or certain specified individual directors. To the extent indicated as addressed, the Secretary will observe any requests for confidentiality and forward such correspondence unopened directly to a specific director. With respect to correspondence addressed to the Board as a whole or to a group of directors or a specific committee, the Secretary will open such communications and make copies, and then circulate them to the appropriate director or directors. Notwithstanding the foregoing, the Company shall reserve the right to open all correspondence as it believes reasonably necessary to assure the safety and personal privacy of all directors.

 Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, as well as persons beneficially owning more than 10% of the outstanding Common Stock, to file certain reports of ownership with the Securities and Exchange Commission within specified time periods. Such officers, directors and shareholders are also required by Securities and Exchange Commission rules to furnish the Company with copies of all Section 16(a) forms they file.

      Based solely on its review of such forms, all requirements received by the Company, or written representations from certain reporting persons, the Company believes that between March 1, 2004 and February 28, 2005, all Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders were met, except for the following late filings: There were five transactions for which John Simmonds and two transactions for which Carrie Weiler failed to file a Form 4.

Code of Ethics

      The Board of Directors adopted a Code of Ethics in fiscal 2005, which applies to the Company's executive and financial officers and financial professionals.

      You can obtain copies of our current committee charters and Code of Ethics by writing to our Corporate Secretary at 765 15th Sideroad, King City, Ontario, Canada, L7B 1K5, who shall provide copies without charge to any person.

Item 10.    EXECUTIVE COMPENSATION

Summary Compensation Table

      The following table sets forth information concerning the compensation for services in all capacities for the fiscal years ended February 28, 2005, February 29, 2004 and February 28, 2003 of those persons who were, during all or part of the fiscal year ended February 28, 2005, executive officers of the Company.

--------------------------------------------------------------
                           Annual Compensation
--------------------------------------------------------------

--------------------------------------------------------------
Name and Principal       Year    Salary    Bonus    Other
     Position                                       Annual
                                                  Compensation
--------------------------------------------------------------
John G. Simmonds,        2005   $244,565   None    $16,833(2)
Chairman of the          2004   $83,167    None    $15,858(2)
Board, CEO and CFO (1)   2003   $203,204   None    $14,268(2)
--------------------------------------------------------------
Carrie J. Weiler,        2005   $101,320   None    None
Vice President and       2004   $17,058    None    None
Corporate Secretary (1)  2003   $50,000    None    None
--------------------------------------------------------------

     (1) Mr. Simmonds and Ms. Weiler were compensated pursuant to the terms of a management services agreement between Simmonds Mercantile and Management Inc. ("SMMI") and the Company. Management fees paid for the executive management services of such officers of the Company under the management services agreement totaled $120,000 during each of these fiscal years. Each of Mr. Simmonds and Ms. Weiler currently devote, or may devote in the future, some portion of their working time to the management of other entities. The amounts shown on the chart above reflect the total amounts paid by SMMI to Mr. Simmonds and Ms. Weiler in the 2005 fiscal years, although some portion of that compensation was for services performed for entities other than the Company. Mr. Simmonds, Ms. Weiler and Mr. Hokkanen together own 100% of SMMI.

     (2) The Company provides Mr. Simmonds with the use a car for which the Company pays the lease payments.

Compensation of Directors

Fees

      The following fees were paid to Directors of the Company during fiscal 2005. Board members are also reimbursed for all expenses associated with attending Board or Committee meetings.

          Fee for each Board meeting                  $500
          Fee for each telephone meeting              $500
          Fee for each Committee meeting              $500

Employment Contracts and Termination of Employment and Change of Control Arrangements

      Other than as described below, the Company does not have any employment agreements with any of its current officers.

      Executive management services have been provided to the Company by Mr. Simmonds and Ms. Weiler during fiscal year 2005. For the period January 1, 2004 to February 28, 2005, the Company paid $10,000 per month for their management services to Simmonds Mercantile and Management Inc. ("SMMI"). Effective May 1, 2005 this monthly fee was increased to $15,000 to cover the services of Mr. Hokkanen as CFO.

      The Company entered into a Letter Memorandum with Mr. Tracy effective May 1, 2005, pursuant to which Mr. Tracy was appointed CEO and President. The Letter Memorandum is intended to be replaced with a more formal compensation agreement within 60 days of the effective date. Mr. Tracy will be responsible the development of gaming entities. The term of the agreement is 5 years, calls for monthly compensation of $50,000 including all customary benefits. The Company and Mr. Tracy agreed that he would be entitled to a performance bonus which shall be mutually agreed upon in due course. Pursuant to the agreement Mr. Tracy or his designee shall receive common stock representing 2.5% of the outstanding stock as of May 1, 2005 and 0.5% annually for the next 5 years. The Company also agreed to pay Mr. Tracy a minimum success fee of $250,000 in the event the Company obtains minimum financing of $25,000,000. In the event the Company obtains more than $25,000,000 Mr. Tracy shall be entitled to an additional fee of 1% of the excess. The agreement is assignable subject to the consent of Mr. Tracy.

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

Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Security Ownership of Certain Beneficial Owners

      Set forth below is certain information with respect to persons known by the Company to own beneficially, as of May 31, 2005, 5% or more of the outstanding shares of its Common Stock:

-------------------------------------------------------------------------------
      Name and Address of             Amount and Nature           Percent
       Beneficial Owner                 of Beneficial         of Common Stock
                                          Ownership                 (1)
-------------------------------------------------------------------------------
Paul Marsiglio (2)                       24,484,199                 7.0%
C/O 35 King Street East
Toronto, Ontario
-------------------------------------------------------------------------------

(1)  Based on 340,732,951 shares outstanding May 31, 2005.

(2) Includes; a) 6,434,199 common shares held directly, b) 350,000 common shares held by Mr. Marsiglio's spouse Catherine Doncaster, c) 350,000 common shares held by Mr. Marsiglio's daughter Katarina Marsiglio, d) 350,000 common shares held by Mr. Marsiglio's son Joshua Marsiglio, e) 10,000,000 common shares held by Marsiglio Enterprises Inc., an entity solely owned by Mr. Marsiglio, f) warrants to purchase 5,000,000 common shares at $0.04 per share at any time prior to May 26, 2008, held by Marsiglio Enterprises Inc. and g) warrants to purchase 2,000,000 common shares at $0.04 per share at any time prior to May 26, 2008 held directly by Mr. Marsiglio.

Security Ownership of Management

      The following table sets forth the beneficial ownership of Common Stock of the Company as of May 31, 2005, by each director, each executive officer named in the Summary Compensation Table, and by all directors and executive officers of the Company as a group:

----------------------------------------------------------------
   Name and Address of          Amount and Nature    Percent
    Beneficial Owner              of Beneficial     of Common
                                   Ownership (1)     Stock (2)
----------------------------------------------------------------
John G. Simmonds (3)               15,601,878          4.6%
1640 16th Sideroad, King
City, Ontario, Canada L7B 1A3
----------------------------------------------------------------
Kenneth J. Adelberg                15,998,686          4.7%
609 Longchamps Dr.
Devon PA 19333
----------------------------------------------------------------
Edward M. Tracy (4)                 6,700,824          1.9%
729 Morningglory Dr.
Southampton, PA 18966
----------------------------------------------------------------
Gary N. Hokkanen                      740,000       Less than 1%
76 Bronte Road,
Thornhill, Ontario,
Canada L3T 7J4
----------------------------------------------------------------
Carrie J. Weiler (5)                8,037,467          2.4%
69 McCutcheon Ave.,
Nobleton Ontario,
Canada L0G 1N0
----------------------------------------------------------------
All Executive Officers             47,078,855         13.5%
and Directors as a group
(consisting of 5 persons) (6)
----------------------------------------------------------------

(1) Except as otherwise indicated below, each named person has voting and investment power with respect to the securities owned by them.

(2)  Based on 340,732,951 shares outstanding at May 31, 2005.

(3) Includes; a) 9,681,878 common shares held directly, b) 4,470,000 common shares held by 1500450 Ontario Limited, an entity solely owned by Mr. Simmonds, c) 500,000 common shares held by 1331994 Ontario Limited, an entity solely owned by Mr. Simmonds, d) 200,000 common shares held by Mr. Simmonds' spouse, Deborah Simmonds, and e) warrants to purchase 750,000 common shares at $0.04 per share at any time prior to May 26, 2008 held by 1500450 Ontario Limited.

(4) Under a Letter Memorandum between Mr. Tracy and the Company, the Company is obligated to grant to Mr. Tracy or his designee common stock representing 2.5% of the outstanding stock as of May 1, 2005 and 0.5% annually for the next 5 years. Pursuant to these terms Mr. Tracy is entitled to 6,700,824 common shares. As of this date, none of such shares has yet been issued.

(5) Includes; a) 6,537,467 common shares held directly and b) 1,500,000 common shares held by Jancar Investments Inc., an entity solely owned by Ms. Weiler.

(6) Includes 7,450,824 common shares issuable under warrants and obligations under employment contracts. Shares issuable under warrants total 750,000 and shares issuable under employment contracts totals 6,700,824.

Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Executive management services have been provided to the Company by Mr. Simmonds (former CEO and President and present chairman of the Board) and Ms. Weiler (Vice President and Corporate Secretary) in each of fiscal years ending 2004 and 2005. For the period March 1, 2002 to December 31, 2003 they were compensated directly by the Company (such amounts disclosed in Summary Compensation Table above). For the period January 1, 2004 to February 28, 2005, the Company paid $10,000 per month for such management services to Simmonds Mercantile and Management Inc. ("SMMI") pursuant to an agreement with SMMI.

Effective May 1, 2005 this monthly fee was increased to $15,000 and the agreement was amended to cover the services of Mr. Hokkanen as CFO. SMMI is a private management services company providing services to several private and public entities. Mr. Simmonds, Ms. Weiler and Mr. Hokkanen respectively own 50%, 25% and 25% of SMMI.

      Trackpower is a member of Tioga Downs Racetrack, LLC, a New York Limited Liability Company, with Southern Tier Acquisitions, LLC, a limited liability company owned by Jeffrey Gural. Each of Trackpower and Southern Tier own 50% of Tioga Downs LLC and Mr. Gural currently serves as sole manager as the appointee of Southern Tier. Tioga Downs LLC was organized to begin to development of the Tioga Downs Racetrack and any other horse racetrack opportunity in New York State the members wish to pursue. Subject to the purchase of the Tioga Downs Racetrack being completed, the Company has agreed to transfer the right to ownership of Tioga Downs Racetrack to Tioga Downs Racetrack, LLC in exchange for a 50% ownership position in Tioga Downs Racetrack, LLC.

      Asolare II LLC, an entity in which Mr. Simmonds and Mr. Adelberg (both directors of the Company) are members acquired the Tioga Downs Racetrack from bankruptcy proceedings. Asolare II LLC is presently negotiating to sell the Tioga Downs Racetrack to the Company for an undetermined amount. Asolare II LLC is 25% owned by Mr. Adelberg and 17.5% owned by Mr. Simmonds. The Company intends to seek shareholder approval later during calendar 2005 to approve this purchase. Southern Tier Acquisitions, LLC ("STAL") contributed $1,500,000 to Tioga Downs Racetrack, LLC for a 50% ownership position in that entity. Renovations of the track and buildings at Tioga Downs are underway, being funded equally by STAL and the Company. Thus far, each of the Company and STAL have contributed $150,000 to Tioga Downs Racetrack, LLC to fund these renovations. Tioga Downs currently has a racing license application pending before the New York State Racing and Wagering Board. Although the Tioga Downs property has never been used for harness racing and VLT gaming in the past, the Company believes that all necessary regulatory approvals, licenses and permits will be obtained and that live harness racing and VLT gaming will begin on the property during calendar 2006. The principals of Tioga Downs Racetrack, LLC, Jeffery Gural and John Simmonds have held New York State harness racing licenses for over 15 years. There, however, can be no assurance that the necessary licenses to permit harness racing and VLT gaming at Tioga Downs will be obtained on favorable terms and in a timely fashion, or at all.

      Baymount Corporation (formerly known as Diversified Racing Investments Inc.) is an entity co-founded by Mr. John Simmonds, Mr. Simmonds' son Graham Simmonds and others, in which Mr. John Simmonds has a minority interest. The Company acquired from Baymount Corporation $75,000 of Baymount Corporation convertible debentures in exchange for; 1) $25,000 cash, 2) 2,500,000 shares of the Company's common stock and 3) a racehorse valued at $10,000. In June 2004, the debentures were converted into 1,020,000 common shares of Baymount, representing approximately a 3% ownership position.

      The Company also entered into a joint venture with Baymount Corporation to develop a horse racetrack in Brandon Manitoba Canada known as the Wheat City Horse Park (Wheat City). Under the joint venture Trackpower obtained a 42.5% interest in the project. On May 11, 2005, Baymount Corporation, acquired the Corporation's 42.5% interest in the Wheat City joint venture from Trackpower in exchange for Baymount issued warrants to purchase 500,000 shares of Baymount common stock. Of these warrants, (i) 100,000 have vested and are exercisable at a price of CAD$0.40 per common share until May 11, 2006; (ii) 200,000 are exercisable at a price of CAD$0.60 per common share and vest on the date that Wheat City receives regulatory approval for a horseracing license in the Province of Manitoba; and (iii) 200,000 are exercisable at a price of $0.80 per common share and vest on the date that Wheat City receives from its auditors an audited consolidated financial statement evidencing that Wheat City's cash flow for the previous financial year was positive.

      ITEM 13.  EXHIBITS

Exhibit            Document
-------            --------

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

3.02 Articles of Amendment of American Digital Communications, Inc. as filed with the Wyoming Secretary of State on September 7, 1999 (incorporated by reference to Exhibit 3.2 to report on Form 424B3 dated July 6, 2000).

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

4.03 Form of October, 1999 Debenture issued by Registrant to various investors. (incorporated by reference to Exhibit 4.03 to report on Form 10KSB, dated May 30, 2000)

10.01 1993 Incentive Stock Option Plan of the Company dated July 15, 1993 (incorporated by reference to Exhibit 10.1 to report on Form 8-K dated July 14, 1993).

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

Exhibit            Document
-------            --------

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

10.10 Letter Memorandum with Mr. Tracy dated May 11, 2005, effective May 1, 2005, regarding Mr. Tracy's employment*

31.1       Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
           2002. (1)

31.2       Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
           2002. (1)

31.3       Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
           2002.*

31.4       Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
           2002.*

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1       Audit Committee Charter adopted May 27, 2005 *

(*)   Filed with this Report.

(1) Included as an exhibit to, and incorporated in this Report by reference to, the Company's Annual Report on Form 10-KSB for the year ended February 28, 2005 filed with the SEC on May 31, 2005.

     Item 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

      On May 27, 2005, the Audit Committee adopted a pre-approval Policy ("Policy") governing the approval of all audit and non-audit services performed by the independent auditor in order to ensure that performance of such service does not impair the auditors independence.

      According the Policy, the Audit Committee will annually review and pre-approve the services and fees that may be provided by the independent auditor during the following year. The Policy specifically describes the services and fees related to the annual audit, other services that are audit related, preparation of tax returns and tax related compliance services and all other services that have the general pre-approval of the Audit Committee. The term of any general pre-approval is twelve months from the date of pre-approval, unless the Audit Committee specifically provides for a different period.

      Any services to be provided by the independent auditor that has not received general pre-approval under the Policy is required to be submitted to the Audit Committee for approval prior to the commencement of a substantial portion of the engagement. Any proposed service exceeding pre-approved cost levels is also required to be submitted to the Audit Committee for specific approval period.

      The Audit Committee will revise the list of general pre-approved services from time to time based on subsequent determinations. The Committee does not delegate its responsibilities to pre-approved services performed by the Independent Auditor to management.

Fees

      The following table sets forth the aggregate fees billed by the Company's independent auditors for fiscal years 2004 and 2005:

----------------------------------------------------------
          Audit      Audit            Other
 Year    Fees (1)   Related    Tax     Fees     Total
----------------------------------------------------------
2004     $28,338      Nil      Nil     Nil     $28,338
----------------------------------------------------------
2005     $31,036      Nil      Nil     Nil     $31,036
----------------------------------------------------------

(1)   Includes annual audit and quarterly reviews.

                                   SIGNATURES

      In accordance with sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: June 29, 2005

                                   TRACKPOWER, INC.

By:

                                   /s/ Edward Tracy
                                   ----------------------------------
                                   Edward M. Tracy,  CEO and Director


      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                          Title                             Date
----                          -----                             ----

/s/ Edward Tracy              CEO and Director                  June 29, 2005
---------------------------   (principal executive officer)
    Edward M. Tracy

/s/ John Simmonds             Chairman and Director             June 29, 2005
---------------------------
    John G. Simmonds

/s/ Kenneth Adelberg          Director                          June 29, 2005
---------------------------
    Kenneth J. Adelberg

/s/ Gary Hokkanen             CFO (principal financial          June 29, 2005
---------------------------   officer)
    Gary N. Hokkanen

                                  EXHIBIT INDEX


Exhibit            Document
-------            --------

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

3.02 Articles of Amendment of American Digital Communications, Inc. as filed with the Wyoming Secretary of State on September 7, 1999. (incorporated by reference to Exhibit 3.2 to report on Form 424B3 dated July 6, 2000).

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

4.03 Form of October, 1999 Debenture issued by Registrant to various investors. (incorporated by reference to Exhibit 4.03 to report on Form 10KSB, dated May 30, 2000)

10.01 1993 Incentive Stock Option Plan of the Company dated July 15, 1993 (incorporated by reference to Exhibit 10.1 to report on Form 8-K dated July 14, 1993).

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

Exhibit            Document
-------            --------

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

10.10 Letter Memorandum with Mr. Tracy dated May 11, 2005, effective May 1, 2005, regarding Mr. Tracy's employment*

31.1       Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
           2002. (1)

31.2       Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
           2002. (1)

31.3       Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
           2002.*

31.4       Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
           2002.*

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1       Audit Committee Charter adopted May 27, 2005 *

(*)   Filed with this Report.

(1) Included as an exhibit to, and incorporated in this Report by reference to, the Company's Annual Report on Form 10-KSB for the year ended February 28, 2005 filed with the SEC on May 31, 2005.