Form 10QSB
period 2005-05-31
TRACKPOWER INC
filed 2005-07-15
CIK 819927

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

                   For the Quarterly Period Ended May 31, 2005

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

            YES                                  NO X
               ---                                 ---

The number of shares outstanding of each of the Registrant's class of common equity, as of May 31, 2005 are as follows:

          Class of Securities                    Shares Outstanding
          -------------------                    ------------------
    Common Stock, $.0001 par value                   340,732,951

Transitional Small Business Issuer Format.

            YES                                  NO X
               ---                                 ---

================================================================================

                                TrackPower, Inc.



                                      INDEX


   PART I.    Financial Information

   Item 1.    Condensed Financial Statements (unaudited)
                   Condensed Balance Sheet................................  3
                   Condensed Statements of Operations.....................  4
                   Condensed Statements of Stockholders' Equity...........  5
                   Condensed Statements of Cash Flows.....................  6
                   Notes to Condensed Financial Statements................  7

   Item 2.    Management's Discussion and Analysis or Plan of Operation...  9

   Item 3.    Controls and Procedures..................................... 16

   PART II.   Other Information

   Item 2.    Unregistered Sales of Equity Securities..................... 17

   Item 5.   Other Information............................................ 17

   Item 6.    Exhibits ................................................... 18

   Signatures ............................................................ 20

   Exhibits

                          PART I. Financial Information
                          -----------------------------

Item 1.  Condensed Financial Statements.
-------  -------------------------------

                                TrackPower, Inc.
                             Condensed Balance Sheet
                                   (UNAUDITED)
                                  May 31, 2005


ASSETS
Current Assets:
  Cash                                                             $     67,828
  Due from related parties                                              673,759
  Prepaid expenses                                                        2,519
-------------------------------------------------------------------------------
Total current assets                                                    744,106
-------------------------------------------------------------------------------

Office equipment                                                         17,087
  Less:  Accumulated depreciation                                       (12,578)
-------------------------------------------------------------------------------
     Net office equipment                                                 4,509

Investments                                                             101,525
Loans receivable                                                        714,876

-------------------------------------------------------------------------------
TOTAL ASSETS                                                       $  1,565,016
-------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                 $    247,910
  Due to related parties                                                377,741
  Accrued directors' fees                                                74,250
  Accrued professional fees                                              26,133
  Note payable                                                           21,000
-------------------------------------------------------------------------------
Total current liabilities                                               747,034
-------------------------------------------------------------------------------

Commitments and contingencies (see Summary of Significant Accounting Policies)

Shareholders' equity:
  Convertible preferred stock, no par value,
  unlimited shares authorized, none issued                                 --
  Common stock, $.0001 par value; unlimited
  shares authorized, 340,732,951 shares, issued                          34,073
  and outstanding
  Additional paid in capital                                         25,520,799
  Common stock subscribed                                               575,200
  Accumulated deficit                                               (25,312,090)
-------------------------------------------------------------------------------
     Total shareholders' equity                                         817,982
-------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $  1,565,016
-------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                                TrackPower, Inc.
                       Condensed Statements of Operations
                                   (UNAUDITED)


                                                       Three Months Ended
                                                            May 31,
                                                    2005              2004

Operating expenses:
   Wages and consulting fees                   $      60,078      $      39,872
   Management fees, related party                     35,000             30,000
   Professional fees                                  23,814              9,000
   General and administrative                         31,570             25,364
-------------------------------------------------------------------------------
   Total operating expenses                          150,462            104,236

Loss from operations                                (150,462)          (104,236)

Other (income) expenses:
   Interest                                             --                8,100
   Depreciation and amortization                         265              1,723
-------------------------------------------------------------------------------
   Total other (income) expenses                         265              9,823
-------------------------------------------------------------------------------

Net income (loss)                              $    (150,727)     $    (114,059)
===============================================================================

Loss per share of common stock:
Weighted average number of common
shares outstanding                               275,129,618        224,098,369
Loss per share                                 $     (0.0005)     $     (0.0005)






                 See accompanying notes to financial statements.


                                                        Trackpower, Inc.
                                         Condensed Statements of Stockholders' Equity
                                                          (UNAUDITED)


                                                Common Stock
                                           -------------------------
                                                                         Common     Additional                       Total
                                                                          Stock      Paid-in     Accumulated     Stockholders'
                                             Shares        Amount      Subscribed    Capital       Deficit        Deficiency
                                           -----------   -----------   ----------   ----------   -----------     -------------

Balance, February 29, 2004                 218,831,703   $  21,883       137,000    23,666,847   (24,681,880)      (856,150)

Common stock issued in connection with
private placements                           4,600,000         460       (46,000)       45,540          --             --

Common stock subscribed                           --          --          61,000          --            --           61,000

Common stock issued for settlement of
professional fees                            2,500,000         250      (100,000)       99,750          --             --

Common stock issued for investment           2,500,000         250                                    24,750         25,000

Loss for the three month period ended
 May 31, 2004                                       --          --            --            --      (114,059)      (114,059)

                                           -----------   ---------     ---------    ----------   -----------     ----------
Balance, May 31, 2004                      228,431,703   $  22,843        52,000    23,836,887   (24,795,939)      (884,209)
                                           -----------   ---------     ---------    ----------   -----------     ----------


                                                Common Stock
                                           -------------------------
                                                                         Common     Additional                       Total
                                                                          Stock      Paid-in     Accumulated     Stockholders'
                                             Shares        Amount      Subscribed    Capital       Deficit    (Deficiency)/Equity
                                           -----------   -----------   ----------   ----------   -----------  -------------------

Balance, February 28, 2005                 257,992,951   $  25,799        37,200    24,684,873   (25,161,363)      (413,491)

Common stock issued in connection with
private placements                          81,740,000       8,174          --         809,226          --          817,400

Common stock issued for consulting
services provided                            1,000,000         100       (26,800)       26,700          --             --

Common stock subscribed                           --          --         564,800          --            --          564,800

Loss for the three month period ended
 May 31, 2005                                     --          --            --            --        (150,727)      (150,727)

                                           -----------   ---------     ---------    ----------   -----------     ----------
Balance, May 31, 2005                      340,732,951   $  34,073       575,200    25,520,799   (25,312,090)       817,982
                                           -----------   ---------     ---------    ----------   -----------     ----------


                 See accompanying notes to financial statements.

                                TrackPower, Inc.
                       Condensed Statements of Cash Flows
                                   (UNAUDITED)


                                                        Three Months Ended
                                                              May 31,

                                                         2005           2004
  ------------------------------------------------------------------------------
Net cash from operations
   Net (loss)                                        $  (150,727)   $  (114,059)
   Adjustments to reconcile net (loss)
    to net cash used in operating activities:
   Depreciation and amortization                             265          1,723
   Changes in:
      Prepaid expenses                                    (2,519)          --
      Accounts payable and accrued expenses                8,513         71,293
--------------------------------------------------------------------------------
Net cash used in operating activities                   (144,468)       (41,043)
--------------------------------------------------------------------------------

Cash flows from investing activities:
          Acquisition of investment                      (41,525)          --
          Increase in due from/to related parties       (407,761)          --
          Loan receivable                               (714,876)          --
--------------------------------------------------------------------------------
Net cash used in investing activities                 (1,164,162)          --
--------------------------------------------------------------------------------

Cash flows from financing activities:
          Decrease in bank indebtedness                   (5,742)          --
          Proceeds on issuance of common stock           817,400           --
          Proceeds from common stock subscribed          564,800         61,000
--------------------------------------------------------------------------------
Net cash provided by financing activities              1,376,458         61,000
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Increase in cash                                          67,828         19,957
--------------------------------------------------------------------------------
Cash, beginning of period                                   --           18,047
--------------------------------------------------------------------------------
Cash, end of period                                  $    67,828    $    38,004
--------------------------------------------------------------------------------

Noncash activities:

During the three month period ended May 31, 2005, the Company issued 1,000,000 shares of its common stock, valued at $26,800 for investor relations consulting services provided.

During the three month period ended May 31, 2004, the Company issued 2,500,000 shares of its common stock to acquired a $25,000 face value convertible debenture of Diversified Racing Investments Inc.


                 See accompanying notes to financial statements.

                                TrackPower, Inc.

                     Notes to Condensed Financial Statements
                                  May 31, 2005

Summary of Significant Accounting Policies
------------------------------------------

      Nature of Business
      ------------------

      TrackPower's present business strategy and direction is primarily to acquire interests in horseracing tracks and also to evaluate other horseracing industry opportunities.

      Basis of Presentation
      ---------------------

      The accompanying unaudited financial statements of TrackPower, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310 (b) of Regulation S-B. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended May 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended February 28, 2005.

      Going Concern
      -------------

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

      Due to/from Related Parties
      ---------------------------

      Periodically, the Company advances funds and pays expenses on behalf of related parties and funds are advanced and expenses are paid by related parties on behalf of the Company. These transactions result in non-interest bearing payables or receivables to/from related parties. These balances primarily represent the effect of timing differences between when the amount was paid by the Company (or related party) and when the amount was recovered from the related party (or transferred by the Company). Related parties of the Company include entities under common management.

      At May 31, 2005, amounts due from related parties totaled to $673,759 and amounts due to related parties totaled $377,741. As of July 15, 2005 the amounts due from related parties had been reduced by $230,749. The Company anticipates full recovery and/or settlement of all related party balances by the end of the second quarter.

      Loan Receivable
      ---------------

      The Company has provided a loan to Tioga Downs Racetrack LLC, an entity in which the Company is an equal member with Southern Tier Acquisitions LLC ("Southern Tier"). In September 2004 the Company entered into an Operating Agreement with the other member of Tioga Downs Racetrack LLC pursuant to which both parties agreed to fund the development of the Tioga Downs property. In the fourth quarter of fiscal 2005 the Company agreed with Southern Tier that all New York state horseracing track ownership opportunities would be jointly pursued with Southern Tier. As of May 31, 2005, the Company has advanced $114,876 to Tioga Downs Racetrack LLC for the development of Tioga Downs and $600,000 in debtor in possession loans to Mid-State Raceway Inc. which is a bankrupt entity that owns Vernon Downs racetrack. See "Recent Developments - Vernon Downs." below.

      The portion of the loan made to Tioga Downs Racetrack LLC for purposes of the development of the Tioga Downs property does not possess specific repayment terms. However, the portion of the loan made for purposes of the Vernon Downs debtor in possession loan has a stated interest rate of 9%, contains provisions for a 3% service fee (whereby a contribution of $100,000 results in indebtedness of $103,000) and is due and payable upon confirmation of a plan of reorganization. Confirmation of the plan of reorganization is subject to the an affirmative vote by all interested parties and although the Company is hopeful that matters will be resolved in September 2005 the debtor in possession portion of the loan receivable has been reflected on the Company's balance sheet as a non-current asset.

      Investments
      -----------

      During fiscal 2004, the Company purchased a $25,000 convertible note of Baymount Corporation (formerly known as Diversified Racing Investments Inc.)(a private related party by virtue of a common director) for cash and exchanged a racehorse valued in the Company's financial statements at $10,000 for another convertible note of Baymount having a face value of $25,000. The second convertible note was valued at the exchange value of $10,000 due to the non-cash nature of the exchange and because Baymount is a related party. The Convertible notes; 1) bear interest at 10%, 2) are secured by all the operating assets of Diversified Racing, 3) automatically convert into common shares of Baymount upon the listing of the shares on a public stock exchange, 4) upon conversion the total series (CAD$1,000,000) shall convert into common shares that constitute 50% of the outstanding common shares as constituted at closing of this series of the note offering, 5) Baymount may repay the principal and interest, without penalty, at any time after the first anniversary of issuance, and 6) have a term of two years.

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

      During the three month period ended August

 31, 2004 the Company converted
the notes into 1,020,000 shares of Baymount common stock and at the time continued to value the investments at $60,000. The Board of Directors of Baymount is planning to take the company public shortly on the TSX Venture Exchange.

      During the three month period ended May 31, 2005, the Company acquired 100,000 additional common shares of Baymount in a private transaction for a cash payment of $41,525 (CAD$50,000). As of May 31, 2005, the Company holds 1,120,000 Baymount common shares, representing an ownership position of approximately 3%. Management of Trackpower believes that the public company value of the investment will likely exceed the carrying value and therefore believes the investment value is conservatively presented at $101,525.

      These shares are considered "held to maturity" investments and are recorded at amortized cost. Any unrealized losses that are perceived to be an other than temporary impairment will be recorded as realized losses through the Company's statement of operations.

      Loss per Share
      --------------

      Loss per common share is based on the weighted average number of shares outstanding during each period presented. Warrants to purchase stock are included as common stock equivalents only when dilutive.

      Contingencies
      -------------

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

      Recent Accounting Pronouncements
      --------------------------------

      FASB STATEMENT NO. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections"("SFAS 154"). SFAS 154 replaces APB No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS 154 will have a material impact on its consolidated balance sheets and statements of operations, shareholders' equity and cash flows.

Item 2.  Management's Discussion and Analysis or Plan of Operation.
-------  ----------------------------------------------------------

      Forward Looking Statements
      --------------------------

      Certain matters discussed in this Quarterly Report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, projections of regulatory approvals, projected transactions perceived opportunities in the market and statements regarding the Company's goals. The Company's actual results, performance, or achievements expressed or implied in such forward-looking statements may differ. We are under no duty to update, and do not undertake to update, any of the forward-looking statements contained in this quarterly report to conform them to actual results or to changes in our expectations.

Without limiting the foregoing, there can be no assurance that the necessary licenses to permit harness racing and VLT gaming at Tioga Downs will be obtained or if obtained will be on satisfactory terms. There also can be no assurance that the Plan to buy the Vernon Downs property outlined below will be approved on terms favorable to the Company, if at all. In addition, there is a risk that our interests in TDRLLC and the Baymount Corporation will not be as valuable as anticipated if these entities are unable to develop profitable operations and projects.

            Recent Developments
            -------------------

      Any previous disclosure in press releases or Company filings with the SEC that may conflict in any way with the facts outlined in this or other sections of this 10-QSB should be disregarded.

      Tioga Downs
      -----------

      Trackpower is a member of Tioga Downs Racetrack LLC, a New York limited liability company ("TDRLLC"). Southern Tier Acquisitions, LLC ("Southern Tier"), a limited liability company owned by Jeffrey Gural, is also a member. Each of Trackpower and Southern Tier own 50% of TDRLLC. Mr. Gural currently serves as sole manager of TDRLLC, as the appointee of Southern Tier. TDRLLC was organized to begin to development of Tioga Downs racetrack. TrackPower and Southern Tier have agreed that each will contribute $1,500,000 to Tioga Downs. Southern Tier has contributed $1,500,000 cash and TrackPower's contribution was the transfer of the Tioga Downs property.

      While TDRLLC currently holds title to the Tioga Downs property, this ownership remains subject to approval by TrackPower's stockholders of ongoing negotiations by the Company with the seller, Asolare II, LLC, a limited liability company controlled by certain principals of TrackPower, including John Simmonds and Kenneth Adelberg.

      There remain several state and local regulatory permits, licenses and agreements that must be obtained or consummated in order for the Tioga Downs property to open for harness racing and gaming. The principals of the owners of Tioga Downs, Jeffery Gural and John Simmonds, have each held New York State harness racing licenses for over 15 years. In addition, Edward Tracy, the CEO of the Company, has been licensed for gaming activities in seven jurisdictions (including New Jersey) over the last 20 years. There can be no assurance, however, that the necessary licenses to permit harness racing and VLT gaming at Tioga Downs will be obtained or if obtained will be on satisfactory terms. In addition, there is a risk that our interest in TDRLLC and the property it owns will not be as valuable as anticipated if it is unable to develop profitable operations and projects.

      Vernon Downs
      ------------

      Each of TrackPower and Southern Tier own 50% of, and are each committed to funding 50% of, Vernon Downs Acquisition, LLC, a New York limited liability company ("Vernon Downs, LLC"), an entity that has filed a Chapter 11 Reorganization Plan to seek to acquire out of bankruptcy a property located on 600 acres in Vernon N.Y., which includes a harness racing racetrack, which began operating in 1953, a 175-room hotel, numerous restaurants and built out space for a 1,000-machine VLT casino, known as Vernon Downs. The Plan provides that Vernon Downs, LLC will become the sole shareholder of Vernon Downs, subject to the right by prior shareholders of the Mid-State Raceway, Inc., the debtor entity, to purchase ten percent of the aggregate membership interests in Vernon Downs, LLC. The members of Vernon Downs, LLC have already provided $1.2 million of debtor in possession funding to Vernon Downs, LLC. Confirmation of the Plan is currently expected during the third quarter of 2005. There can be no assurance, however, that the Plan will be approved on terms favorable to the Company, if at all.

      The Vernon Downs and Tioga Downs properties are approximately 140 miles apart and serve different markets. Nevertheless, these tracks are close enough to offer the opportunity to share resources of management, horses and horsemen, resulting in significant savings for all parties. Trackpower anticipates that the tracks will develop complimentary schedules which will allow the horsemen a greater number of racing days without traveling to other parts of the country.

      Baymount Corporation
      --------------------

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

      During the three month period ended May 31, 2005, the Company acquired 100,000 additional common shares of Baymount in a private transaction for a cash payment of $41,525 (CAD$50,000). As of May 31, 2005, the Company holds 1,120,000 Baymount common shares, representing an ownership position of approximately 3%, valued at $101,525. Note that there is a risk that our interest in the Baymount Corporation will not be as valuable as anticipated if it is unable to develop profitable operations and projects.

      Appointment of Edward M. Tracy as CEO
      -------------------------------------

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

Results of Operations
---------------------

      For the three month period ended May 31, 2005

      Operating expenses totaled $150,462 during the three-month period ended May 31, 2005 approximately $46,000 higher than during the three month period ended May 31, 2004.

      Wages and consulting fees were $60,078 during the three month period ended May 31, 2005 compared to $39,872 during the comparative period in the prior year. The wages and consulting fees during the three month period ended May 31, 2005 represented $50,900 of employment costs of Mr. Ed Tracy (newly appointed CEO effective May 1, 2005), $4,071 in accounting staff employment costs and marketing consulting services of $5,107. Wages and consulting costs during the three month period ended May 31, 2004 consisted of payroll costs of accounting staff totaling $6,963 and various consulting fees totaling $32,909. The Company also paid $30,000 in management fees to a related party for executive management services of the Company's officers.

      Management fees paid to a related party were $35,000 in the current quarter and $30,000 in the prior quarter. Up to and including April 30, 2005 the Company has been paying for executive management services of $10,000 per month. Effective May 1, 2005 the Company agreed to an increase of $5,000 per month (to $15,000) for the additional part time services of a CFO.

      General and administrative expenses were $31,570 during the three month period ended May 31, 2005 compared to $25,364 during the three month period ended May 31, 2004.

      Within general and administrative costs; 1) travel, meals and entertainment totaled $9,569 during the three months ended May 31, 2005 compared to $9,404 during the three month period ended May 31, 2004, 2) auto lease, repair and gasoline expenses were $5,715 during the quarter ended May 31, 2005 up from $4,398 during the three month period ended May 31, 2004, 3) directors fees were static at $3,750 in both quarters, 4) rent and insurance expenses were $3,695 in the current quarter and $2,815 in the prior year, 5) corporate fees were $3,800 during the three month period ended May 31, 2005 compared to $1,805 in the comparative period in the prior year, 6) foreign exchange losses were $4,026 during the three month period ended May 31, 2005 compared to a gain of $175 during the quarter ended May 31, 2004, and 7) other miscellaneous costs totaled $1,015 during the current quarter.

      Professional fees were $23,814 during the current quarter up significantly from $9,000 during the comparative period in the prior year. Accounting fees were $9,000 during each of the three month periods ending May 31, 2005 and 2004. Legal fees were $14,814 during the quarter ended May 31, 2005 and zero during the comparative period in the prior. The increase is a result of legal fees associated with the Tioga Downs investment and higher legal fees associated with general corporate matters of a public company.

      The loss from operations has been increased, primarily due to the Company engaging Mr. Tracy as CEO effective May 1, 2005.

      Amortization decreased from $1,723 during the three month period ended May 31, 2004 to $265 during the current quarter. The reduction is the result of the disposal of certain capital assets during fiscal 2005.

      Interest expense was reduced from $8,100 during the three month period ended May 31, 2004 to zero during the current quarter. Interest expense has been eliminated due to the conversion of all remaining debentures during fiscal 2005.

      The Company recorded a net loss of $114,059 during the three month period ended May 31, 2004 (less than $0.01 per share) compared to a net loss of $150,727 (also less than $0.01 per share) during the comparative period in the current year. The increase is primarily the result of new executive level management hired effective May 1, 2005.

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

Fair Value of Financial Instruments:

      Cash, accounts payable, accrued expenses, note payable and loans receivable are carried in the financial statements at amounts which approximate fair value.

Investments:

      The Company's investments consist of common stock of a related private company. The common shares of the private company are considered as "held to maturity" investments and are recorded at amortized cost. Any unrealized losses which are considered "other than temporary" are classified as realized losses through operations.

Loan Receivable:

      The Company has provided a loan to Tioga Downs Racetrack LLC for (a) the development of the Tioga Downs property and (b) debtor in possession financing of Vernon Downs which is in bankruptcy proceedings As of May 31, 2005, the Company has advanced $714,876 to Tioga Downs Racetrack LLC.

      Financial Condition
      -------------------

      During the three month period ended May 31, 2005, total assets increased from $64,774 to $1,565,016. The increase is primarily the result of a loan made to Tioga Downs Racetrack LLC of $714,876, an increase in amounts due from related parties of $673,759, an increase in cash to $67,828 (from a bank indebtedness balance of $5,742) and an increase in investments of $41,525.

      The Company has provided a loan of $714,876 to Tioga Downs Racetrack LLC, an entity in which the Company is an equal member, to fund the development of the Tioga Downs property and also to partially fund a debtor in possession loan to Vernon Downs racetrack. The Company and Southern Tier Acquisitions LLC have agreed to share equally in the costs of pursuing any horseracing track opportunities in New York State.

      The Company occasionally pays the costs of related parties and also occasionally has certain of its costs paid by related parties. These payments by related parties and the Company itself result in intercompany amounts either due to or due from the related party. As of May 31, 2005, the net amount due from related parties was $296,018. As of July 15, 2005 such balance had been reduced by $230,749 and management expects full recovery of the amount by the end of the second quarter.

      The Company's cash balance during the three month period ended May 31, 2004 increased from a negative $5,742 to $67,828. The funding of the loans to related parties arose from the issuance of common stock.

      The Company's carrying value of office equipment was reduced from $4,774 to $4,509 during the quarter due to normal depreciation of $265.

      During the quarter ended May 31, 2005, the Company increased its investment in Baymount Corporation from $60,000 to $101,525. The Company acquired an additional 100,000 common shares of Baymount for a cash payment of $41,525. The Company now holds 1,120,000 common shares of Baymount which represents an approximately 3% ownership position. Baymount Corporation has agreed to take the company public by agreeing to merge it into a Canadian TSX Venture exchange public company. The necessary documentation has been filed with the regulatory agencies and Baymount is ready to close the transaction. The Company expects the Baymount investment to have a significantly higher market value than the $101,525 carrying value when the shares begin to trade publicly.

      Current liabilities of the Company increased from $478,265 at February 28, 2005 to $747,034 as at May 31, 2005. The increase is primarily the result of an increase of approximately

$266,000 in due to related party amounts, a collective reduction in accrued directors' and professional fees of approximately $38,000 offset by an increase in trade accounts payable of approximately $47,000.

      The shareholders' equity increased from a deficiency of $413,491 as at February 28, 2005 to shareholders' equity of $817,982 at May 31, 2005. Common stock and additional paid in capital increased by $844,200 during the quarter. Common stock subscribed (defined as cash received on equity private placements for which common stock certificates have not been issued) increased from $37,200 to $575,200. During the quarter ended May 31, 2005 the Company received $1,382,200 in common stock private placement subscriptions. The subscription consists of one common share of the Company's common stock at $0.01 per share plus one half-warrant to acquire another common share at $0.04 at anytime over the next three years. (Two half-warrants may be exercised at $0.04 to acquire one common share.) As of May 31, 2005 81,740,000 common shares and warrants to acquire 40,870,000 common shares were issued. In addition the Company is obligated to issue another 57,520,000 common shares and warrants to purchase an additional 28,240,000 common shares under amounts subscribed for as of May 31, 2005. The Company also issued 1,000,000 shares for investor relations consulting services provided valued at $26,800, which had previously been recorded within common stock subscribed. The Company's accumulated deficit increased from $25,161,363 at the beginning of the period to $25,312,090 at the end of the quarter, as a result of the Company's net loss of $150,727 during the period.

      Liquidity and Capital Resources
      -------------------------------

      During the three month period ended May 31, 2005 cash used in operating activities totaled $144,468, primarily as a result of the net loss of $150,727 for the period reduced by non cash adjustments and changes in various working capital items.

      Cash provided by financing activities totaled $1,376,458 and primarily represented additional private placements of common stock.

      Cash used in investing activities totaled $1,164,162 and represented; 1) a loan provided to Tioga Downs Racetrack LLC of $714,876, 2) $407,761 transferred or loaned to related parties and 3) a further investment in Baymount Corporation of $41,525.

      The revenues of the Company are non-existent and therefore are not a source for financing operating results. Thus far the Company has been successful in continuing to raise sufficient funds to operate the business and provide development funds for Tioga Downs and to provide debtor in possession loans to Vernon Downs, through equity private placements. However, there can be no assurance that the Company will able to continue this practice, nor can it ensure existing shareholders that they will not incur significant dilution while the Company pursues its business opportunities.

      Management is hopeful that the development of the Tioga Park property will substantially decrease the operating losses and provide the ability to improve the Company's liquidity.

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

      Item 3. Controls and Procedures.
      --------------------------------

      The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. The CEO and CFO have reviewed this system of disclosure controls and procedures as of the end of the period covered by this form 10-QSB, and believe that the system is operating in an effective way to ensure appropriate and timely disclosure.

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. Other Information
                           --------------------------

Item 2.  Unregistered Sales of Equity Securities.
-------  ----------------------------------------

      The Company received $1,382,200 during various dates throughout the current quarter for private placement subscriptions from accredited investors totaling 138,220,000 common shares (of which 81,740,000 common share certificates were issued during the quarter) and warrants to acquire an additional 69,110,000 common shares at $0.04 per share over the next three years. 40,870,000 such warrants were issued in the current quarter. The purchased shares were not registered at the time of their issuance in reliance on exemptions under Section 4(2) of the Securities Act of 1933, as amended, or Regulation D promulgated thereunder.

Item 5.  Other Information.
-------  ------------------

      See Item 2 above.

Item 6.  Exhibits
-------  --------

Exhibit                 Document
-------                 --------

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

10.10 Letter Memorandum with Mr. Tracy dated May 11, 2005, effective May 1, 2005, regarding Mr. Tracy's employment (incorporated by reference to Exhibit 10.10of the Registrant's Form 10KSB/A dated June 30, 2005)

31.1       Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
           2002.*

31.2       Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
           2002.*

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1 Audit Committee Charter adopted May 27, 2005 (incorporated by reference to Exhibit 10.10 of the Registrant's Form 10KSB/A dated June 30, 2005)


(*)   Filed with this Report.


   (Remainder of page left intentionally blank)

                                   SIGNATURES

In accordance with the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



DATE:  JULY 15, 2005               BY:   /s/ Edward Tracy
                                         ---------------------------------
                                         Edward M. Tracy
                                         President / CEO / Director
                                         (principal executive officer)


                                   BY:   /s/ Gary N. Hokkanen
                                         ---------------------------------
                                         Gary N. Hokkanen
                                         CFO
                                         (principal financial officer)

                                  Exhibit Index
                                  -------------


Exhibit                         Document
-------                         --------

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

10.10 Letter Memorandum with Mr. Tracy dated May 11, 2005, effective May 1, 2005, regarding Mr. Tracy's employment (incorporated by reference to Exhibit 10.10of the Registrant's Form 10KSB/A dated June 30, 2005)

31.1       Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
           2002.*

31.2       Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
           2002.*

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1 Audit Committee Charter adopted May 27, 2005 (incorporated by reference to Exhibit 10.10 of the Registrant's Form 10KSB/A dated June 30, 2005)


(*)   Filed with this Report.


   (Remainder of page left intentionally blank)