Form 10QSB
period 2005-08-31
TRACKPOWER INC
filed 2005-10-24
CIK 819927

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the Quarterly Period Ended August 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         YES |X|                  NO |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                         YES |_|                  NO |X|

The number of shares outstanding of each of the Registrant's class of common equity, as of October 18, 2005 are as follows:

      CLASS OF SECURITIES                               SHARES OUTSTANDING
      -------------------                               ------------------
Common Stock, $.0001 par value                             420,452,951

================================================================================

                                TRACKPOWER, INC.


                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (unaudited)
           Condensed Balance Sheet..........................................   3
           Condensed Statements of Operations...............................   4
           Condensed Statements of Stockholders' Deficiency.................   5
           Condensed Statements of Cash Flows...............................   6
           Notes to Condensed Financial Statements..........................   7

Item 2.  Management's Discussion and Analysis or Plan of Operation..........  10


Item 3.  Controls and Procedures............................................  21


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..................................................  22

Item 2.  Change in Securities and Use of Proceeds...........................  22

Item 3.  Defaults Upon Senior Securities....................................  22

Item 4.  Submission of Matters to a Vote of Security Holders................  22

Item 5.  Other Information..................................................  20

Item 6.  Exhibits and Reports on Form 8-K...................................  23
           A)  Exhibit Schedule
           B)  Reports Filed on Form 8-K

Signatures and Certifications...............................................  24

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS.

                                        TRACKPOWER, INC.
                                    CONDENSED BALANCE SHEET
                                          (UNAUDITED)
                                        August 31, 2005

ASSETS
Current Assets:
   Cash                                                                           $          --
   Due from related parties                                                              60,808
   Prepaid expenses                                                                       1,679
------------------------------------------------------------------------------------------------

Total current assets                                                                     62,487
------------------------------------------------------------------------------------------------

Office equipment                                                                         17,087
   Less:    Accumulated depreciation                                                    (12,843)
------------------------------------------------------------------------------------------------
       Net office equipment                                                               4,244

Investments                                                                             101,525
Loan receivable                                                                       1,145,009

------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                      $   1,313,265
------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Bank overdraft                                                                 $       8,023
   Accounts payable                                                                     245,586
     Accrued Directors' Fees                                                             68,000
   Accrued professional fees                                                             35,134
   Note payable                                                                          21,000
------------------------------------------------------------------------------------------------
       Total current liabilities                                                        377,743
------------------------------------------------------------------------------------------------

Commitments and contingencies (see Summary of Significant Accounting
Policies)

Shareholders' equity:
   Convertible preferred stock, no par value,  unlimited shares authorized,
   none issued                                                                               --
   Common   stock,   $.0001  par  value;   unlimited   shares   authorized,
   417,452,951 shares, issued and outstanding                                            41,745
   Additional paid in capital                                                        26,280,327
   Common stock subscribed                                                              190,000
   Accumulated deficit                                                              (25,576,550)
------------------------------------------------------------------------------------------------
       Total shareholders' equity                                                       935,522
===============================================================================================
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $   1,313,265
===============================================================================================
                        See accompanying notes to financial statements.

                                                    TRACKPOWER, INC.
                                           CONDENSED STATEMENTS OF OPERATIONS
                                                      (UNAUDITED)



                                                                 Three Months Ended              Six Months Ended
                                                                     August 31,                     August 31,
                                                           ----------------------------    ----------------------------
                                                               2005            2004            2005            2004
                                                           ------------    ------------    ------------    ------------
 Revenues:                                                 $         --    $         --    $         --    $         --

 Operating expenses:
     Wages and consulting fees                                  100,544          30,398         160,622          70,270
     Management fees, related party                              45,000          30,000          80,000          60,000
       Professional fees                                         63,647          49,458          87,461          58,458
       General and administrative                                55,004          29,746          86,574          55,110
 -----------------------------------------------------------------------------------------------------------------------
     Total operating expenses                                   264,195         139,602         414,657         243,838

 Loss from operations                                          (264,195)       (139,602)       (414,657)       (243,838)

 Other expenses:
     Interest                                                        --           8,096              --          16,196
     Depreciation and amortization                                  265           1,723             530           3,446
 -----------------------------------------------------------------------------------------------------------------------
     Total other expenses                                           265           9,819             530          19,642
 -----------------------------------------------------------------------------------------------------------------------

 Net loss                                                  $   (264,460)   $   (149,421)   $   (415,187)   $   (263,480)
 =======================================================================================================================

 Loss per share of common stock:
 Weighted average number of common shares outstanding       401,632,950     229,181,703     338,381,278     226,848,370
 Loss per share                                            $    (0.0007)   $    (0.0007)   $    (0.0012)   $    (0.0012)


                                    See accompanying notes to financial statements.


                                                        TRACKPOWER, INC.
                                   CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                          (UNAUDITED)



                                                  Common Stock         Common     Additional                     Total
                                         ---------------------------    Stock       Paid-in    Accumulated   Stockholders'
                                           Shares          Amount    Subscribed     Capital      Deficit       Deficiency
                                         ------------   ------------ ------------ ------------ ------------- ---------------
Balance, February 29, 2004               218,831,703    $    21,883      137,000   23,666,847  (24,681,880)      (856,150)

Common stock issued in connection with
private placements                         4,600,000            460      (46,000)      45,540           --             --

Common stock subscribed                           --             --       61,000           --           --         61,000

Common stock issued for settlement of
professional fees                          2,500,000            250     (100,000)      99,750           --             --

Common stock issued for investment         2,500,000            250                    24,750                      25,000

Loss for the three month period ended
 May 31, 2004                                     --             --           --           --     (114,059)      (114,059)

                                         ------------   ------------ ------------ ------------ ------------- ---------------
Balance, May 31, 2004                    228,431,703    $    22,843       52,000   23,836,887  (24,795,939)      (884,209)
                                         ------------   ------------ ------------ ------------ ------------- ---------------
Common stock subscribed                           --             --       67,700           --           --         67,700

Common stock issued in private
placements                                 6,500,000            650      (65,000)      64,350           --             --

Loss for three month period ended
 August 31, 2004                                  --             --           --           --     (149,421)      (149,421)

                                         ------------   ------------ ------------ ------------ ------------- ---------------
Balance, August 31, 2004                 234,931,703    $    23,493       54,700   23,901,237  (24,945,360)      (965,930)
                                         ------------   ------------ ------------ ------------ ------------- ---------------

                                                Common Stock            Common     Additional                     Total
                                        ----------------------------    Stock        Paid-in    Accumulated   Stockholders'
                                           Shares           Amount    Subscribed     Capital      Deficit   (Deficiency)/Equity
                                        -------------   ------------ ------------ ------------ ------------- ------------------
Balance, February 28, 2005               257,992,951    $    25,799       37,200   24,684,873  (25,161,363)      (413,491)

Common stock issued in connection
with private placements                   81,740,000          8,174           --      809,226           --        817,400

Common stock issued for
consulting services provided               1,000,000            100      (26,800)      26,700           --             --

Common stock subscribed                           --             --      564,800           --           --        564,800

Loss for the three month period
 ended May 31, 2005                               --             --           --           --     (150,727)      (150,727)

                                        -------------   ------------ ------------ ------------ ------------- ------------------
Balance, May 31, 2005                    340,732,951    $    34,073      575,200   25,520,799  (25,312,090)       817,982
                                        -------------   ------------ ------------ ------------ ------------- ------------------

Common stock issued in connection
with private placements                   76,720,000          7,672     (767,200)     759,528           --             --

Common stock subscribed                           --             --      382,000           --           --        382,000

Loss for the three month period
 ended August 31, 2005                            --             --           --           --     (264,460)      (264,460)

                                        -------------   ------------ ------------ ------------ ------------- ------------------
Balance, August 31, 2005                 417,452,951    $    41,745      190,000   26,280,327  (25,576,550)       935,522
                                        -------------   ------------ ------------ ------------ ------------- ------------------


                                        See accompanying notes to financial statements.


                                     TRACKPOWER, INC.
                            CONDENSED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)


                                                                   Six Months Ended
                                                                       August 31,
                                                          ---------------------------------
                                                             2005                  2004
-------------------------------------------------------------------------------------------
NET CASH FROM OPERATIONS
    Net (loss)                                            $ (415,187)           $ (263,480)
    Adjustments to reconcile net (loss)
      to net cash used in operating activities:
         Depreciation and amortization                           530                 3,446
         Common stock issued for consulting services          26,800                    --
         provided
     Changes in:
         Prepaid expenses                                     (1,679)                   --
         Accounts payable and accrued expenses                 8,940               114,276
-------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities         (380,596)             (145,758)
-------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Acquisition of investments                         (41,525)                   --
          Increase in due from/to related parties           (172,551)                   --
          Increase in loan receivable                     (1,145,009)                   --
-------------------------------------------------------------------------------------------
Net cash used in investing activities                     (1,359,085)                   --
-------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from issuance of common stock           1,584,600                    --
          Proceeds from common stock subscribed              152,800               128,700
          Increase in bank overdraft                           2,281                    --
-------------------------------------------------------------------------------------------
Net cash provided by financing activities                  1,739,681               128,700
-------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------
Decrease in cash                                                  --               (17,058)
-------------------------------------------------------------------------------------------
CASH,  beginning of period                                        --                18,047
-------------------------------------------------------------------------------------------
CASH,  end of period                                      $       --            $      989
-------------------------------------------------------------------------------------------

Noncash activities:

During the six month period ended August 31, 2005, the Company issued 1,000,000 shares of its common stock, valued at $26,800 for investor relations consulting services provided.

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

                                TRACKPOWER, INC.

                     Notes to Condensed Financial Statements
                                 August 31, 2005

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      NATURE OF BUSINESS

      TrackPower's present business strategy and direction is primarily to acquire interests in horseracing tracks and also to evaluate other horseracing industry opportunities.

      BASIS OF PRESENTATION

      The accompanying unaudited financial statements of TrackPower, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended August 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2006. It is suggested that these condensed consolidated financial statements be read in conjunction with Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 2005.

      GOING CONCERN

      The accompanying financial statements have been prepared assuming the Company will continue on as a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations during its operating history. The ability of the Company to continue as a going concern is dependent upon obtaining future financing and profitable operations. Management is in the process of evaluating future business opportunities, which would generate revenue to sustain the operations of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

      At August 31, 2005, amounts due from related parties totaled to $60,808. The Company anticipates full recovery and/or settlement of all related party balances by the end of the fiscal year.

      LOAN RECEIVABLE

      The Company has provided a loan to Tioga Downs Racetrack LLC, an entity in which the Company is an equal member with Southern Tier Acquisitions LLC ("Southern Tier"). In September 2004 the Company entered into an Operating Agreement with the other member of Tioga Downs Racetrack LLC pursuant to which both parties agreed to fund the development of the Tioga Downs property. In the third quarter of fiscal 2005 the Company agreed with Southern Tier that all New York state horseracing track ownership opportunities would be jointly pursued with Southern Tier. As of August 31, 2005, the Company has advanced $545,009 to Tioga Downs Racetrack LLC for the development of Tioga Downs and $600,000 in debtor in possession loans to Mid-State Raceway Inc. which is a bankrupt entity that owns Vernon Downs racetrack. See "Recent Developments - Vernon Downs." below.

      The portion of the loan made to Tioga Downs Racetrack LLC for purposes of the development of the Tioga Downs property does not possess specific repayment terms. However, the portion of the loan made for purposes of the Vernon Downs debtor in possession loan has a stated interest rate of 9%, contains provisions for a 3% service fee (whereby a contribution of $100,000 results in indebtedness of $103,000) and is due and payable upon confirmation of a plan of reorganization. Confirmation of the plan of reorganization is subject to the an affirmative vote by all interested parties and although the Company is hopeful that matters will be resolved in November 2005 the debtor in possession portion of the loan receivable has been reflected on the Company's balance sheet as a non-current asset.

      INVESTMENTS

      As of August 31, 2005, the Company holds 2,240,000 common shares of Academy Capital Corp. a TSX Venture Exchange public entity that acquired all the issued and outstanding common shares of Baymount Corporation. The Company also holds the following warrants of Academy Capital: (i) 200,000 warrants that have vested and are exercisable at a price of CAD$0.20 per common share until May 11, 2006; (ii) 400,000 warrants that are exercisable at a price of CAD$0.30 per common share and vest on the date that Wheat City Horse Park receives regulatory approval for a horseracing license in the Province of Manitoba; and (iii) 400,000 warrants that are exercisable at a price of $0.80 per common share and vest on the date that Wheat City receives from its auditors an audited consolidated financial statement evidencing that Wheat City's cash flow for the previous financial year was positive.

      The fair value of the investment, based on the closing share price of Academy Capital Corp. on October 3, 2005 of $0.145 (CAD$0.17), exceeds the carrying value and therefore management believes the investment value is conservatively presented at $101,525.

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

      CONTINGENCIES

      The Company has been informed of a judgment by a former consultant of the Company involving a dispute over a consulting agreement. The judgment totals $261,625 and involves services provided prior to fiscal 2004. The Company has sought legal advice and believes the judgment was improperly entered and is seeking to have the judgement set aside and tried on its own merits. Management believes the loss or settlement, if any, will not have a material affect on the Company's financial position or results of operations. Any cost of settlement or loss will be recognized in the period it occurs.

RECENT ACCOUNTING PRONOUNCEMENTS

FASB STATEMENT NO. 123R, SHARE BASED PAYMENT.
FASB issued SFAS No. 123R which revises SFAS No. 123 and is effective for small business issuers as of the beginning of the first interim or annual reporting period after December 15, 2005. SFAS No. 123R requires public entities to measure the cost of employment services received in exchange for an award of equity instruments on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. The Company does not anticipate that the adoption of SFAS 123R will have a material impact on its consolidated balance sheets and statements of operations, shareholders' equity and cash flows.

FASB STATEMENT NO. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS. In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections"("SFAS 154"). SFAS 154 replaces APB No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS 154 will have a material impact on its consolidated balance sheets and statements of operations, shareholders' equity and cash flows.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      FORWARD LOOKING STATEMENTS

Information set forth in this discussion and analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. The reader is cautioned that such forward-looking statements are based on information available at the time and/or management's good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. Forward-looking statements are typically identified by the use of terms such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "might," "plan," "predict," "project," "should," "will," and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from our expectations include: the effect of global economic conditions; the effect (including possible increases in the cost of doing business) resulting from future war and terrorist activities or political uncertainties; the economic environment; changes in New York law that impact revenues of Tioga Downs Racetrack, LLC racing and gaming operations in New York; any business disruption associated with Tioga Downs Racetrack, LLC facility renovations; our accountability for environmental contamination; the loss of key personnel and the volatility of our stock price.

Specifically, there can be no assurance that the necessary licenses to permit harness racing and VLT gaming at Tioga Downs will be obtained or if obtained will be on satisfactory terms. There also can be no assurance that the Plan to buy the Vernon Downs property outlined below will be approved on terms favorable to the Company, if at all. In addition, there is a risk that our interests in TDRLLC and the Academy Capital Corp. will not be as valuable as anticipated if these entities are unable to develop profitable operations and projects.

      RECENT DEVELOPMENTS

      ASOLARE II, LLC ASSET PURCHASE AGREEMENT

On October 14, 2005, the Company entered into an Asset Purchase Agreement (the "Agreement") with Asolare II, LLC, a New York Limited Liability Company, ("Asolare") whereby the Company purchased substantially all of the assets of Tioga Downs Racetrack ("Tioga Downs") located in the Town of Nichols, County of Tioga, New York for the purchase price of $3 million paid through the issuance of the Company's Series A Cumulative Preferred Stock (the "Preferred Stock").

Two members of the Board of Directors, Messrs. Simmonds and Adelberg, are members of Asolare, and therefore pursuant to the Wyoming Business Corporation Act, could not vote as a member of the Company's Board of Directors when the Board considered the purchase of Tioga Downs by the Company. The two remaining disinterested directors, Messrs. Tracy and Ahearn, engaged Growthink Securities Inc. to provide the Board of Directors a fairness opinion, prior to the Board's consideration of this purchase of Tioga Downs, that the compensation paid by the Company to Asolare was fair from a financial point of view. After due deliberation, on October 14, 2005, the two disinterested members of the Board of Directors voted to authorize the management of the Company to consummate the proposed purchase of Tioga Downs from Asolare.

Under the Wyoming Business Corporation Act, the Board of Directors is not required to seek shareholder approval of the Tioga Downs purchase. Previously, the Company announced that it intended to seek approval from its shareholders at the next Annual Meeting of Shareholders that was anticipated to be held in late 2005. However, due to the urgent need for the Company to consummate the anticipated transaction with Nevada Gold & Casinos Inc., (previously reported in the Company's Current Report on Form 8-K dated August 24, 2005 and September 9,
2005), the Board of Directors decided to dispense with the approval by shareholders of the Tioga Downs purchase.

Tioga Downs was previously contributed to Tioga Downs Racetrack, LLC an entity in which the Company is a 50% member. The other 50% member is Southern Tier Acquisitions, LLC an entity solely owned by Jeffery Gural. The Company and Mr. Gural have announced their intention to contribute their interests in Tioga Downs to a new entity called American Racing and Entertainment, LLC in which Nevada Gold & Casinos, Inc., Mr. Gural and the Company would hold a 50%, 25% and 25% membership interest in, respectively. The Company's ability to participate in these transactions was contingent upon the quick approval of the Agreement and the purchase of Tioga Downs by the Company.

Pursuant to the Agreement, the material terms of the Preferred Stock are as follows:

      Designation:                        Series A 8% Convertible Cumulative Preferred Stock
      Amount:                             $3 million,
      Number of Shares:                   1,000
      Initial Value:                      $3,000/share

      Term:                               5 years
      Dividends:                          8% of Initial Value payable semi-annually in cash, cumulative
      Redemption:                         Redeemable  at anytime for  Initial  Value,  plus  accrued and unpaid dividends.
      Voting Rights:                      None
      Seniority:                          Senior to all previously issued and future securities
      Liquidation Preference:             Upon occurrence of a liquidation,  dissolution,  or winding up of the  Company,  whether  voluntary or  involuntary,  125% of
                                          Initial Value.
      Conversion:                         $.03  conversion  rate,  (i.e. 1 share of Preferred Stock with an Initial  Value of $3,000 will convert  into 100,000  shares of the Company's Common Stock).
      Anti-Dilution Protection or
      Price Protection:                   None

      APPOINTMENT OF JAMES F. AHEARN TO THE BOARD OF DIRECTORS

On October 12, 2005, the Company's Board of Directors filled a vacancy on the Board of Directors by electing James F. Ahearn as a director of the Company to serve until the next Annual Meeting of Shareholders. With Mr. Ahearn's election to the Board of Directors, the Board is now comprised of four directors, the other three directors being John G. Simmonds (Chairman of the Board), Kenneth J. Adelberg and Edward M. Tracy (President and Chief Executive Officer of the Company).

Mr. Ahearn is a veteran of over twenty five years with the Federal Bureau of Investigation, the last 17 years of which were in top executive capacities heading various field divisions throughout the United States. While serving in these positions he performed many international liaison duties, interfacing with leading figures of foreign governments. He was the recipient of numerous commendations and awards during his tenure, including selection by the agency's Director as "Distinguished Executive of the Year" in 1992.

Following early retirement from the Bureau in 1994 Mr. Ahearn entered the private sector by accepting a position as Chief Operating Officer for Capital Gaming, Inc. He was called upon to completely re-vamp a newly acquired subsidiary specializing in Indian gaming, while at the same time overseeing the construction of several casinos on tribal lands located in various parts of the Western United States. After successfully completing the construction phase, Mr. Ahearn supervised the daily operations of all the properties.

After five years of leading the subsidiary, Mr. Ahearn left to form a management consulting firm, Corporate Integrity Services, Inc. in Scottsdale, Arizona which performed a variety of services for the business community, particularly in gaming and related matters. He led teams of consultants in conducting operational reviews of casinos, and other enterprises, evaluating effectiveness of internal control policies and procedures. In addition, the company was called upon to conduct reviews of security operations for large utility companies, high-end resorts and select individual clients.

In 2003, Mr. Ahearn, together with four partners, established Worldwide Hospitality Management and Marketing, Inc., (a private entity) whose aim is to take advantage of the newly acquired disposable wealth of the emerging Chinese upper middle class. Working with Chinese joint venture partners the company plans to build a series of fine dining clubs throughout China, and beyond, with the extra added attraction of Las Vegas style entertainment present in each venue. Mr. Ahearn is currently Chairman and Chief Executive Officer of the company.

Mr. Ahearn is a graduate of St. John's University, Queens, N.Y. with a degree in Management/Marketing. He is also a graduate of the University of Nevada, Reno, Institute for the Study of Gambling and Commercial Gaming, a Masters level program in gaming and hospitality issues. In 1992 he graduated from the National Executive Institute, Washington, D.C., and has completed Dr. W. Edwards Deming's course "How to Manage Successfully Today and Tomorrow".

In addition to currently serving as Chairman of Worldwide Hospitality Management and Marketing, Inc. Mr. Ahearn is a past Chairman of the FBI Citizens Academy Foundation.

      TIOGA DOWNS RACETRACK, LLC INVESTMENT

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

      VERNON DOWNS

      Each of TrackPower and Southern Tier own 50% of, and are each committed to funding 50% of, Vernon Downs Acquisition, LLC, a New York limited liability company ("Vernon Downs, LLC"), an entity that has filed a Chapter 11 Reorganization Plan to seek to acquire out of bankruptcy a property located on 600 acres in Vernon N.Y., which includes a harness racing racetrack, which began operating in 1953, a 175-room hotel, numerous restaurants and built out space for a 1,000-machine VLT casino, known as Vernon Downs. The Plan provides that Vernon Downs, LLC will become the sole shareholder of Vernon Downs, subject to the right by prior shareholders of the Mid-State Raceway, Inc., the debtor entity, to purchase ten percent of the aggregate membership interests in Vernon Downs, LLC. The members of Vernon Downs, LLC have already provided $1.2 million of debtor in possession funding to Vernon Downs, LLC. Confirmation of the Plan is currently expected during the fourth quarter of 2005. There can be no assurance, however, that the Plan will be approved on terms favorable to the Company, if at all.

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

      ACADEMY CAPITAL CORP. INVESTMENT

      The Company invested $60,000 in convertible debentures of Baymount Corporation (formerly known as Diversified Racing Investments Inc.), a private corporation, which were converted into 1,020,000 common shares. During the three month period ended May 31, 2005, the Company acquired 100,000 additional common shares of Baymount in a private transaction for a cash payment of $41,525 (CAD$50,000). During the quarter ended August 31, 2005, the acquisition of Baymount by Academy Capital Corp. a TSX Venture Exchange entity was approved by securities regulators in Canada. As part of the transaction the 1,120,000 Baymount shares were exchanged for 2,240,000 Academy common shares.

      The Company also entered into a joint venture with Baymount Corporation to develop a horse racetrack in Brandon Manitoba Canada known as the Wheat City Horse Park (Wheat City). Under the joint venture Trackpower obtained a 42.5% interest in the project. On May 11, 2005, Baymount Corporation, acquired the Corporation's 42.5% interest in the Wheat City joint venture from Trackpower in exchange for Baymount issued warrants to purchase 500,000 shares of Baymount common stock. Of these warrants, (i) 100,000 have vested and are exercisable at a price of CAD$0.40 per common share until May 11, 2006; (ii) 200,000 are exercisable at a price of CAD$0.60 per common share and vest on the date that Wheat City receives regulatory approval for a horseracing license in the Province of Manitoba; and (iii) 200,000 are exercisable at a price of $0.80 per common share and vest on the date that Wheat City receives from its auditors an audited consolidated financial statement evidencing that Wheat City's cash flow for the previous financial year was positive. In connection with the Academy Capital Corp. acquisition these warrants were converted as follows: (i) 200,000 warrants that have vested and are exercisable at a price of CAD$0.20 per common share until May 11, 2006; (ii) 400,000 warrants that are exercisable at a price of CAD$0.30 per common share and vest on the date that Wheat City receives regulatory approval for a horseracing license in the Province of Manitoba; and
(iii) 400,000 warrants that are exercisable at a price of $0.80 per common share and vest on the date that Wheat City receives from its auditors an audited consolidated financial statement evidencing that Wheat City's cash flow for the previous financial year was positive.

      NEVADA GOLD AND CASINOS AGREEMENT

      On August 24, 2005, the Company announced that Tioga Downs Racetrack, LLC ("Tioga Downs") entered into an agreement with Nevada Gold & Casinos, Inc. to acquire a 50% equity interest in a new limited liability company that will be 50% owned by Tioga Downs Racetrack, LLC. Tioga Downs is jointly-owned by the Company and Jeffrey Gural.

      The new entity will pursue the racing and gaming interests of Tioga Downs Racetrack, as well as the proposed acquisition of Vernon Downs Racetrack. Vernon Downs, is an asset currently operating under the chapter 11 bankruptcy protection of its parent company Mid-State Raceway, Inc. Affiliates of this entity have a disclosure statement that has been approved by the court presiding over the Mid-State Raceway, Inc. bankruptcy. In the event the joint venture is unsuccessful in its bid for Vernon Downs, it still retains ownership in Tioga Downs Racetrack.

      Construction of a $35.0 million redevelopment of Tioga Downs Racetrack recently began. Tioga Downs Racetrack will operate as a harness racetrack and offer approximately 750 video lottery terminal machines (VLTs) to its gaming and racing customers. A newly-constructed 90,000 square foot grandstand will house a 19,000 sq. ft. casino floor. Vernon Downs includes a harness track, 175 room all suite hotel and 34,000 sq. ft. gaming facility that will offer 1,000 VLT machines to its customers.

      Concurrent with the completion of the transaction, Nevada Gold will also enter into a management agreement that will provide for the management of the VLT facilities at both Tioga Downs and Vernon Downs. Tioga Downs will oversee the management of the racing operations at both racetracks and will work with Nevada Gold to ensure the proper coordination of the facilities racing and gaming operations.

      The Company previously stated it planned to include the August 24, 2005 agreement as an exhibit to this quarterly report. However, closing of the transaction has been delayed. Neither party was able to complete due diligence and finalize definitive documentation in the timeframe originally contemplated due to several reasons including hurricane activity in the state of Texas, where Nevada Gold & Casinos is headquartered. The Company now intends to disclose the definitive agreements under Form 8-K.

      PLAN OF OPERATIONS

      The Company and Southern Tier Acquisitions, LLC plans to contribute their investment in Tioga Downs Racetrack, LLC to the new venture with Nevada Gold & Casinos, Inc. Under the terms of the proposed agreement the Company and Southern Tier are obligated to advance further amounts to the venture in the event that the new venture successfully acquires the Vernon Downs property from bankruptcy. In addition, the Company will need additional cash to continue to pay its operating expenses until the distribution from the new venture exceed the day to day operating costs. The Company also plans to seek other racing and gaming opportunities in the United States.

      During the next twelve months, the Company anticipates to meet its working capital needs through the private sale of common stock and/or a combination of equity and debt securities. It is expected that any debt instruments will contain conversion features that would cause further dilution to existing shareholders.

      RESULTS OF OPERATIONS

      FOR THE THREE MONTH PERIOD ENDED AUGUST 31, 2005

      Revenues for the three month period ended August 31, 2005 and 2004 were zero. Pursuant to the agreement struck with Nevada Gold and Casinos, Inc. distributions in form of dividends or revenue from American Racing and Entertainment, LLC are not expected until operations begin at Tioga Downs and if or when American Racing and Entertainment, LLC is successful in acquiring Vernon Downs.

      Operating expenses totaled $264,195 during the three-month period ended August 31, 2005 approximately $125,000 higher than during the three month period ended August 31, 2004. The increase is primarily the result of generally higher levels of activity resulting from additional employment costs and related expenses of the Company's new CEO, incremental legal costs associated with the Nevada Gold joint venture and higher management fees as a result of the newly appointed CFO.

      Wages and consulting fees were $100,544 during the three month period ended August 31, 2005 compared to $30,398 during the comparative period in the prior year. The wages and consulting fees during the three month period ended August 31, 2005 represented $79,300 paid for consulting costs associated with the Company's new CEO, wage costs of a part time accountant totaling $5,648 and $15,596 for marketing consulting costs. The Company's CEO is paid $50,000 per month of which $20,000 is recovered from Tioga Downs Racetrack, LLC (during the current quarter the Company accrued four months recovery from Tioga Downs Racetrack, LLC). Wages and consulting costs during the three month period ended August 31, 2004 consisted of a part time accounting staff member totaling $5,398 and consulting fees associated with the Tioga Park initiative totaling $25,000.

      The Company paid $45,000 in management fees to a related party for executive management services of certain of the Company's officers during the three month period ended August 31, 2005. During the three month period ended August 31, 2004 the Company paid $30,000 for such services. Effective May 1, 2005 the monthly fee was increased from $10,000 per month to $15,000 due to the appointment of the new CFO.

      Professional fees were $63,647 during the current quarter marginally higher than $49,458 during the comparative period in the prior year. Accounting fees were $9,000 during both the three month period ended August 31, 2005 and the quarter ended August 31, 2004. Legal fees were $54,647 during the quarter ended August 31, 2005 and $40,458 in the comparative period a year ago. The increase in legal fees is a result of legal advice sought on structuring the Nevada Gold transaction, additional public company filings associated with the transaction and the legal costs associated with a judgment arising from a former consultant of the Company.

      General and administrative expenses were $55,004 during the three month period ended August 31, 2005 compared to $29,746 during the three month period ended August 31, 2004.

      Within general and administrative costs; 1) travel, meals and entertainment totaled $19,696 during the three month period ended August 31, 2005 and were $8,666 in the comparative quarter in the prior year, 2) corporate fees and directors fees totaled $9,907 during the three month period ended August 31, 2005 and $7,738 during the comparative period in the prior year, 3) auto lease, repair and gasoline expenses were $8,481 during the three month period ended August 31, 2005 down from $4,694 in the comparative period in the prior year, 4) investor relations costs of $7,350 during the current quarter and zero the year before, 5) rent and insurance expenses were $2,695 in the current quarter and $3,145 in the prior year, 6) foreign exchange losses of $2,200 in the current quarter compared to $1,388 during the comparative quarter in the prior year, and 7) other miscellaneous costs totaled $4,675 during the current quarter and $4,115 during the three month period ended August 31, 2004.

      Other expenses totaled $265 during the three month period ended August 31, 2005 compared to $9,819 during the comparative period a year ago.

      Interest expense on the Company's senior subordinated convertible debentures totaled $8,096 during the three month period August 31, 2004. Interest expense has been reduced to zero due to the conversion of the remaining debentures during the third and fourth quarters of fiscal year ended February 28, 2005.

      Depreciation and amortization expense was $265 during the current quarter and $1,723 during the quarter ended August 31, 2004, reflecting the disposition of certain assets in the last quarter of fiscal 2005.

      The Company recorded a loss of $264,460 during the three month period ended August 31, 2005 (less than $0.01 per share) compared to a net loss of $149,421 (also less than $0.01 per share) during the comparative period in the prior year. The Company expects the losses to continue for the foreseeable future until distributions commence from American Racing and Entertainment, LLC.

      FOR THE SIX MONTH PERIOD ENDED AUGUST 31, 2005

      Revenues for the six month period ended August 31, 2005 and 2004 were zero. Pursuant to the agreement struck with Nevada Gold and Casinos, Inc. distributions in the form of dividends or revenue from American Racing and Entertainment, LLC are not expected until operations begin at Tioga Downs and if or when American Racing and Entertainment, LLC is successful in acquiring Vernon Downs.

      Operating expenses totaled $414,657 during the six-month period ended August 31, 2005 approximately $171,000 higher than during the six month period ended August 31, 2004. The increase is primarily attributable to the generally higher levels of activity resulting from additional employment costs and related expenses of the Company's new CEO, incremental legal costs associated with the Nevada Gold joint venture and higher management fees as a result of the newly appointed CFO.

      Wages and consulting fees were $160,622 during the six month period ended August 31, 2005 compared to $70,270 during the comparative period in the prior year. The wages and consulting fees during the six month period ended August 31, 2005 represented $131,941 paid for consulting costs associated with the Company's new CEO, wage costs of a part time accountant totaling $7,978 and $20,703 for marketing consulting costs. The Company's CEO is paid $50,000 per month of which $20,000 is recovered from Tioga Downs Racetrack, LLC. Wages and consulting costs during the six month period ended August 31, 2004 consisted of executive payroll costs and a part time accounting staff member totaling $13,862 and consulting fees associated with the Tioga Park initiative totaling $56,408.

      The Company paid $80,000 in management fees to a related party for executive management services of certain of the Company's officers during the six month period ended August 31, 2005. During the six month period ended August 31, 2004 the Company paid $60,000 for such services. Effective May 1, 2005 the monthly fee was increased from $10,000 per month to $15,000 due to the appointment of the new CFO.

      Professional fees were $87,461 during the six month period ended August 31, 2005 marginally higher than $58,458 during the comparative period in the prior year. Accounting fees were $18,000 during both the six month period ended August 31, 2005 and the quarter ended August 31, 2004. Legal fees were $69,461 during the six month period ended August 31, 2005 and $40,458 in the comparative period a year ago. The increase in legal fees is a result of legal advice sought on structuring the Nevada Gold transaction, additional public company filings associated with the transaction and the legal costs associated with a judgment arising from a former consultant of the Company.

      General and administrative expenses were $86,574 during the six month period ended August 31, 2005 compared to $55,110 during the six month period ended August 31, 2004.

      Within general and administrative costs; 1) travel, meals and entertainment totaled $29,264 during the six month period ended August 31, 2005 and were $18,071 in the comparative period in the prior year, 2) corporate fees and directors fees totaled $17,456 during the six month period ended August 31, 2005 and $13,293 during the comparative period in the prior year, 3) auto lease, repair and gasoline expenses were $14,196 during the six month period ended August 31, 2005 up from $9,093 in the comparative period in the prior year, 4) investor relations costs of $7,350 during the six month period ended August 31, 2005 and compared to zero in the prior year, 5) rent and insurance expenses were $6,390 in the current six month period and $5,960 in the prior year, 6) foreign exchange losses of $6,226 in the current six month period compared to $1,213 during the comparative period in the prior year 7) telephone and cellular costs were $2,670 during the six month period ended August 31, 2005 and $1,248 in the comparative period in the prior year, and 8) other miscellaneous costs totaled $3,022 during the current six month period and $6,232 during the six month period ended August 31, 2004.

      Other expenses totaled $530 during the six month period ended August 31, 2005 compared to $19,642 during the comparative period a year ago.

      Interest expense on the Company's senior subordinated convertible debentures totaled $16,196 during the six month period August 31, 2004. Interest expense has been reduced to zero due to the conversion of the remaining debentures during the third and fourth quarters of fiscal year ended February 28, 2005.

      Depreciation and amortization expense was $530 during the current period and $3,446 during the six month period ended August 31, 2004. The reduction in depreciation and amortization is the result of certain assets disposed of in the fourth quarter of last year.

      The Company recorded a loss of $415,187 during the six month period ended August 31, 2005 (less than $0.01 per share) compared to a net loss of $263,480 (also less than $0.01 per share) during the comparative period in the prior year. The Company expects the losses to continue for the foreseeable future until distributions commence from American Racing and Entertainment, LLC.

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

Loan Receivable:

      The Company has provided a loan to Tioga Downs Racetrack LLC for (a) the development of the Tioga Downs property and (b) debtor in possession financing of Vernon Downs which is in bankruptcy proceedings As of August 31, 2005, the Company has advanced $1,145,009 to Tioga Downs Racetrack LLC.

      FINANCIAL CONDITION

      Since the end of the previous fiscal year, total assets have increased substantially to $1,313,265. The increase is a result of a loan provided to Tioga Downs Racetrack LLC totaling $1,145,009 and a further investment in Academy Capital of $41,525.

      Tioga Downs Racetrack LLC, is an entity in which the Company is an equal member, was organized to fund the development of the Tioga Downs property and also to partially fund a debtor in possession loan to Vernon Downs racetrack. The Company and Southern Tier Acquisitions LLC have agreed to contribute their investment in Tioga Downs Racetrack, LLC to a proposed new venture with Nevada Gold & Casinos, Inc.

      The Company occasionally pays the costs of related parties and also occasionally has certain of its costs paid by related parties. These payments by related parties and the Company itself result in intercompany amounts either due to or due from the related party. As at August 31, 2005, the amount due from related parties was $60,808.

      Since last fiscal year end, the Company's carrying value of office equipment has been reduced from $4,744 to $4,244 due to normal depreciation of $265.

      The Company now holds 2,140,000 common shares of Academy Capital Corp. a TSX Venture Exchange listed entity which acquired the Company's investment in the private entity Baymount which Corporation. The $101,525 carrying value of this investment is less than the current market value of approximately $300,000 based on a recent close of $0.145 (CAD$0.17) on October 3, 2005 The Company currently regards this investment as a held to maturity investment carried at cost.

      Current liabilities of the Company have decreased have decreased since last fiscal year end to $377,743 as at August 31, 2005. The decrease is primarily the result of a reduction of approximately $112,000 in due to related party amounts.

      The shareholders' equity has increased since last fiscal year end to $935,522 at August 31, 2005. Common stock and additional paid in capital increased by $1,611,400 since last year end. Common stock subscribed (defined as cash received on equity private placements for which common stock certificates have not been issued) has increased by $152,800 since February 28, 2005. Since last fiscal year end the Company has issued 158,460,000 common shares plus warrants to purchase an additional 79,230,000 common shares at $0.04 per share over the next three years. In addition the Company issued 1,000,000 common shares for consulting services provided valued at $26,800 since year end. The subscription approved by the Board of Directors consists of one common share of the Company's common stock at $0.01 per share plus one half-warrant to acquire another common share at $0.04 at anytime over the next three years. (Two half-warrants may be exercised at $0.04 to acquire one common share.) In addition the Company is obligated to issue another 190,000,000 common shares and warrants to purchase an additional 95,000,000 common shares under amounts subscribed for as of August 31, 2005. Since last fiscal year end, the Company's accumulated deficit increased by $415,187 as a result of the Company's net loss.

      LIQUIDITY AND CAPITAL RESOURCES

      During the six month period ended August 31, 2005 cash used in operating activities totaled $380,596, primarily attributable to the net loss of $415,187 for the period reduced by non cash adjustments and changes in various working capital items.

      Cash provided by financing activities totaled $1,739,681 and primarily represented additional private placements of common stock.

      Cash used in investing activities totaled $1,359,085 and represented; 1) a loan provided to Tioga Downs Racetrack LLC of $1,145,009, 2) $172,551 transferred or loaned to related parties and 3) a further investment in Baymount Corporation of $41,525.

      The revenues of the Company are not a source for financing operating results. Thus far the Company has been successful in continuing to raise sufficient funds to operate the business and provide development funds for Tioga Downs and to provide debtor in possession loans to Vernon Downs, through equity private placements. The Company will not have sufficient funds to meet its working capital needs for the next twelve months, unless it continues to raise capital from external sources and there can be no assurance that the Company will be successful in this endeavor and may have a material adverse impact upon the Company.

      Management anticipates that the Company will contribute its investment in Tioga Downs Racetrack, LLC to a new joint venture with Nevada Gold & Casinos, Inc. Under the proposed transaction the Company would hold a 25% interest in the new venture and only be required to contribute approximately one-half of $2.4 million in cash to the new venture over the next year.

      The Company does not have any material sources of liquidity or off balance sheet arrangements or transactions with unconsolidated subsidiaries, other than additional member contributions to Tioga Downs Racetrack, LLC, or Vernon Downs Acquisitions, LLC or in the event that the Nevada Gold transaction is consummated and the new venture is successful in acquiring the business of Vernon Downs racetrack.

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

OFF-BALANCE SHEET ARRANGEMENTS

      The Company does not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except that under certain circumstances it may be required to fund additional member contributions to Tioga Downs Racetrack, LLC, Vernon Downs Acquisitions, LLC or the new proposed limited liability company involved in the proposed Nevada Gold & Casinos venture.

ITEM 3. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in ss.ss.240.13a-15(e) or 240.15d-15(e) as of August 31, 2005. Based on the evaluation of these controls and procedures required by paragraph (b) of ss.240.13a-15 or 240.15d-15, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

CHANGES IN INTERNAL CONTROLS.

There were no significant changes made in our internal controls during the period covered by this report, or to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         During the three month period ended August 31, 2005, the Company issued 76,720,000 common shares and warrants to purchase another 38,360,000 common shares to several private investors. Total proceeds from this issuance was $767,200. All of the proceeds were received in the prior quarter however share certificates and warrant agreements were not issued until the current quarter. Under the terms of the warrants an investor may acquire an additional share at $0.04 per share at any time over the next three years.

         In addition, during the three month period ended August 31, 2005, the Company received gross proceeds of a further $190,000, from several private investors, for which share certificates and warrant agreement were not issued during the current quarter. Therefore the Company is obligated to issue a further 19,000,000 common shares and warrants to purchase an additional 9,500,000 common shares at $0.04 per share over the next 3 years under these subscription agreements.

      The issuance of the foregoing securities by the Company was a private transaction made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

         The primary use of proceeds was additional loans to Tioga Downs Racetrack, LLC.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 5.  OTHER INFORMATION.

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBIT  DOCUMENT
-------  -----------------------------------------------------------------------

31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


Dated:  October 21, 2005         By: /s/ Edward M. Tracy
                                    --------------------------------------------
                                    Name:  Edward M. Tracy
                                    Title: President and Chief Executive Officer


Dated:  October 21, 2005         By: /s/ Gary N. Hokkanen
                                    --------------------------------------------
                                    Name:  Gary N. Hokkanen
                                    Title: Chief Financial Officer

                                INDEX OF EXHIBITS

EXHIBIT  DOCUMENT
-------  -----------------------------------------------------------------------

31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002