Form 10QSB
period 2005-11-30
TRACKPOWER INC
filed 2006-01-17
CIK 819927

As filed with the Securities and Exchange Commission on January 16, 2006

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

                For the Quarterly Period Ended November 30, 2005

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

              YES |X|                                  NO |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The number of shares outstanding of each of the Registrant's class of common equity, as of January 6, 2006 are as follows:

       Class of Securities                                 Shares Outstanding
       -------------------                                 ------------------
   Common Stock, $.0001 par value                             461,452,951

================================================================================

                                TrackPower, Inc.

                                      INDEX


PART I.  Financial Information

Item 1.  Condensed Financial Statements (unaudited)
                Condensed Balance Sheet.....................................   3
                Condensed Statements of Operations..........................   4
                Condensed Statements of Stockholders' Deficiency............   5
                Condensed Statements of Cash Flows..........................   8
                Notes to Condensed Financial Statements.....................   9

Item 2.  Management's Discussion and Analysis or Plan of Operation..........  13

Item 3.  Controls and Procedures............................................  22

PART II. Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........  23

Item 6.  Exhibits...........................................................  24

Signatures..................................................................  25

                                     PART I.

Financial Information

Item 1. Condensed Financial Statements.

                                TrackPower, Inc.
                             Condensed Balance Sheet
                                   (UNAUDITED)
                                November 30, 2005

ASSETS
Current Assets:
     Prepaid expenses                                              $        839
                                                                   ------------
Total current assets                                                        839
                                                                   ------------

Office equipment                                                         17,087
     Less:Accumulated depreciation                                      (13,108)
                                                                   ------------
        Net office equipment                                              3,979

Investments (Note 3)                                                  5,132,764
                                                                   ------------
TOTAL ASSETS                                                       $  5,137,582
                                                                   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Bank overdraft                                                $     20,751
     Accounts payable                                                   314,705
     Due to related parties                                             205,971
     Accrued Directors' Fees                                             71,750
     Accrued professional fees                                           64,134
     Preferred dividends payable                                         30,904
     Notes payable (Note 4)                                             870,341
                                                                   ------------
        Total current liabilities                                     1,578,556
                                                                   ------------
Commitments and contingencies (see Summary of Significant Accounting Policies)

Shareholders' equity:
     Series A 8% convertible preferred stock,
      $3,000 initial value, no par value,
      unlimited shares authorized, 1,000 issued (Note 5)              3,000,000
     Common stock, $.0001 par value; unlimited
      shares authorized, 426,952,951 shares, issued
      and outstanding                                                    42,695
     Common stock subscribed                                            150,000
     Additional paid in capital                                      26,414,377
     Accumulated deficit                                            (26,048,046)
                                                                   ------------
        Total shareholders' equity                                    3,559,026
                                                                   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $  5,137,582
                                                                   ============

                 See accompanying notes to financial statements.

                                TrackPower, Inc.
                       Condensed Statements of Operations
                                   (UNAUDITED)

                                                              Three Months Ended               Nine Months Ended
                                                                November 30,                     November 30,
                                                           2005             2004             2005            2004
                                                       -------------    -------------    -------------    -------------
Revenues:                                              $          --    $          --    $          --    $          --

Operating expenses:
      Wages and consulting fees                              342,685            8,301          503,307           78,571
      Management fees - related parties                       45,000           30,000          125,000           90,000
      Professional fees                                       54,425           10,675          141,886           69,133
      General and administrative                              31,701           14,268          118,275           69,378
                                                       =============    =============    =============    =============
      Total operating expenses                               473,811           63,244          888,468          307,082

Loss from operations                                        (473,811)         (63,244)        (888,468)        (307,082)

Other (income) expenses:
      Gain on disposal of investments                        (33,484)              --          (33,484)              --
      Interest                                                    --            5,368               --           21,564
      Depreciation and amortization                              265            1,723              795            5,169
                                                       -------------    -------------    -------------    -------------
      Total other (income) expenses                          (33,219)           7,091          (32,689)          26,733

                                                       -------------    -------------    -------------    -------------
Net (loss)                                                  (440,592)         (70,335)        (855,779)        (333,815)
                                                       -------------    -------------    -------------    -------------
      Preferred dividends (Note 5)                           (30,904)              --          (30,904)              --
                                                       -------------    -------------    -------------    -------------
Net (loss) applicable to common shareholders                (471,496)         (70,335)        (886,683)        (333,815)
                                                       =============    =============    =============    =============

Earnings (loss) per share of common stock:
Weighted average number of common shares outstanding     421,036,284      239,906,703      365,932,948      230,281,703
Basic earnings (loss) per share                        $      (0.001)   $      (0.000)   $      (0.002)   $      (0.001)


                 See accompanying notes to financial statements.

                                Trackpower, Inc.
                Condensed Statements of Stockholders' Deficiency
                                   (UNAUDITED)


                                                   Common Stock
                                            -------------------------     Common       Additional                       Total
                                                                           Stock         Paid-in     Accumulated    Stockholders'
                                              Shares        Amount      Subscribed       Capital       Deficit        Deficiency
                                            -----------   -----------   -----------    -----------   -----------    -------------
Balance, February 29, 2004                  218,831,703   $    21,883       137,000     23,666,847   (24,681,880)        (856,150)

Common stock issued in connection
 with private placements                      4,600,000           460       (46,000)        45,540            --               --

Common stock subscribed                              --            --        61,000             --            --           61,000

Common stock issued for settlement
of professional fees                          2,500,000           250      (100,000)        99,750            --               --

Common stock issued for investment            2,500,000           250        24,750         25,000

Loss for the three month period
 ended May 31, 2004                                  --            --            --             --      (114,059)        (114,059)

                                            -----------   -----------   -----------    -----------   -----------    -------------
Balance, May 31, 2004                       228,431,703   $    22,843        52,000     23,836,887   (24,795,939)        (884,209)
                                            -----------   -----------   -----------    -----------   -----------    -------------

Common stock subscribed                              --            --        67,700             --            --           67,700

Common stock issued in private
 placements                                   6,500,000           650       (65,000)        64,350            --               --

Loss for three month period ended
 August 31, 2004                                     --            --            --             --      (149,421)        (149,421)

                                            -----------   -----------   -----------    -----------   -----------    -------------
Balance, August 31, 2004                    234,931,703   $    23,493        54,700     23,901,237   (24,945,360)        (965,930)
                                            -----------   -----------   -----------    -----------   -----------    -------------

Common stock subscribed                              --            --        38,500             --            --           38,500

Common stock issuable in
 debenture conversion                                --            --       552,900             --            --          552,900

Common stock issued in private
 placements                                   6,770,000           677       (67,700)        67,023            --               --

Loss for three month period ended
 November 30, 2004                                   --            --            --             --       (70,335)         (70,335)

                                            -----------   -----------   -----------    -----------   -----------    -------------
Balance, November 30, 2004                  241,701,703   $    24,170       578,400     23,968,260   (25,015,695)        (444,865)
                                            -----------   -----------   -----------    -----------   -----------    -------------



                                               Common Stock               Preferred Stock
                                         -------------------------   ------------------------
                                           Shares        Amount         Shares       Amount
                                         -----------   -----------   -----------   -----------
Balance, February 28, 2005               257,992,951   $    25,799            --   $        --

Common stock issued in connection
 with private placements                  81,740,000         8,174            --            --

Common stock issued for consulting
 services provided                         1,000,000           100            --            --

Common stock subscribed                           --            --            --            --
                                         -----------   -----------   -----------   -----------
Loss for the three month period ended
 May 31, 2005                                     --            --            --            --
                                         -----------   -----------   -----------   -----------
Balance, May 31, 2005                    340,732,951   $    34,073            --   $        --
                                         -----------   -----------   -----------   -----------
Common stock issued in connection with
 private placements                       76,720,000         7,672            --            --

Common stock subscribed                           --            --            --            --

Loss for the three month period ended
 August 31, 2005                                  --            --            --            --
                                         -----------   -----------   -----------   -----------
Balance, August 31, 2005                 417,452,951   $    41,745            --   $        --
                                         -----------   -----------   -----------   -----------
Common stock issued in connection with
 private placements                        7,500,000           750            --            --

Common stock subscribed                           --            --            --            --

Common stock issued for consulting
 services provided                         2,000,000           200            --            --

Preferred stock issued for assets                 --            --         1,000     3,000,000

Loss for the three month period ended
 November 30, 2005                                --            --            --            --
                                         -----------   -----------   -----------   -----------
Balance, November 30, 2005               426,952,951   $    42,695         1,000   $ 3,000,000
                                         -----------   -----------   -----------   -----------

                                                                                           Total
                                           Common        Additional                    Stockholders'
                                           Stock          Paid-in      Accumulated      (Deficiency)
                                         Subscribed       Capital        Deficit          /Equity
                                         -----------    -----------   -------------    -------------
Balance, February 28, 2005                    37,200     24,684,873     (25,161,363)        (413,491)

Common stock issued in connection
 with private placements                          --        809,226              --          817,400

Common stock issued for consulting
 services provided                           (26,800)        26,700              --               --

Common stock subscribed                      564,800             --              --          564,800
                                         -----------    -----------   -------------    -------------
Loss for the three month period ended
 May 31, 2005                                     --             --        (150,727)        (150,727)

Balance, May 31, 2005                        575,200     25,520,799     (25,312,090)         817,982

                                         -----------    -----------   -------------    -------------
Common stock issued in connection with
 private placements                         (767,200)       759,528              --               --

Common stock subscribed                      382,000             --              --          382,000

Loss for the three month period ended
 August 31, 2005                                  --             --        (264,460)        (264,460)
                                         -----------    -----------   -------------    -------------
Balance, August 31, 2005                     190,000     26,280,327     (25,576,550)         935,522
                                         -----------    -----------   -------------    -------------
Common stock issued in connection with
 private placements                          (75,000)        74,250              --               --

Common stock subscribed                       35,000             --              --           35,000

Common stock issued for consulting
 services provided                                --         59,800              --           60,000

Preferred stock issued for assets                                --              --        3,000,000

Loss for the three month period ended
 November 30, 2005                                --             --        (471,496)        (471,496)

                                         -----------    -----------   -------------    -------------
Balance, November 30, 2005                   150,000     26,414,377     (26,048,046)       3,559,026
                                         -----------    -----------   -------------    -------------

                                TrackPower, Inc.
                       Condensed Statements of Cash Flows
                                   (UNAUDITED)


                                                         Nine Months Ended
                                                           November 30,
                                                       2005            2004
                                                    -----------    -----------
Net cash from operations
      Net income (loss)                             $  (886,683)   $  (333,815)
      Adjustments to reconcile net loss
      to net cash used in operating activities:
      Depreciation and amortization                         795          5,169
      Gain on disposal of  investments                  (33,484)            --
      Common stock issued for consulting services        86,800             --
      Common stock issuable for consulting
      services provided                                 134,687             --
  Changes in:
      Prepaid expenses                                     (839)            --
      Preferred dividends payable                        30,904             --
      Accounts payable and accrued expenses             110,809        145,399
                                                    -----------    -----------
Net cash used in operating activities                  (557,011)      (183,247)
                                                    -----------    -----------
Cash flows from investing activities:
    Acquisition of investments                          (41,525)            --
    Proceeds from disposal of investments                56,595             --
    Increase in due to related parties                  (40,459)            --
    Capital contributions to investments              1,205,009)            --
                                                    -----------    -----------
Net cash used in investing activities                (1,230,398)            --
                                                    -----------    -----------

Cash flows from financing activities:
    Proceeds from issuance of common stock            1,772,400        167,200
    Increase in bank overdraft                           15,009             --
                                                    -----------    -----------
Net cash provided by financing activities             1,787,409        167,200
                                                    -----------    -----------
Increase (decrease) in cash                                  --        (16,047)
                                                    -----------    -----------
Cash, beginning of period                                    --         18,047
                                                    -----------    -----------
Cash, end of period                                 $        --    $     2,000
                                                    -----------    -----------
Noncash activities:

During the nine month period ended November 30, 2005 the Company:

1. Issued 1,000,000 shares of its common stock, valued at $26,800 for investor relations consulting services provided.

2. Issued 2,000,000 shares of its common stock, valued at $60,000 for Tioga Downs strategic consulting services provided.

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

                                TrackPower, Inc.

                     Notes to Condensed Financial Statements
                                November 30, 2005

Note 1 Basis of Presentation and Nature of Operations

      Nature of Business

      TrackPower's present business strategy and direction is primarily to acquire interests in horseracing tracks and also to evaluate other horseracing industry opportunities.

      Basis of Presentation

      The accompanying unaudited financial statements of TrackPower, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended November 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2006. It is suggested that these condensed consolidated financial statements be read in conjunction with Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 2005.

      Note 2 Summary of Significant Accounting Policies

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

      At November 30, 2005, amounts due to related parties totaled to $205,971. The Company anticipates full recovery and/or settlement of all related party balances by the end of the fiscal year.

      Investments

      Investments are recorded as held to maturity investments and are recorded at amortized cost. Any unrealized losses which are considered "other than temporary" are classified as realized losses through operations.

      Loss per Share

      Loss per common share is based on the weighted average number of shares outstanding during each period presented. Warrants to purchase stock are included as common stock equivalents only when dilutive. Diluted loss per share is not presented as the effects of convertible preferred stock and warrants are anti-dilutive.


      Contingencies

      The Company has been informed of a judgment by a former consultant of the Company involving a dispute over a consulting agreement. The judgment totals $261,625 and involves services provided prior to fiscal 2004. The Company has sought legal advice and believes the judgment was improperly entered and is seeking to have the judgment set aside and tried on its own merits. Management believes the loss or settlement, if any, will not have a material affect on the Company's financial position or results of operations. Any cost of settlement or loss will be recognized in the period it occurs.

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

Note 3 Investments

      Academy Capital Corp.

      As of November 30, 2005, the Company holds 1,730,000 common shares of Academy Capital Corp. a TSX Venture Exchange public entity that acquired all the issued and outstanding common shares of Baymount Corporation. The Company also holds the following warrants of Academy Capital: (i) 200,000 warrants that have vested and are exercisable at a price of CAD$0.20 per common share until May 11, 2006; (ii) 400,000 warrants that are exercisable at a price of CAD$0.30 per common share and vest on the date that Wheat City Horse Park receives regulatory approval for a horseracing license in the Province of Manitoba; and (iii) 400,000 warrants that are exercisable at a price of $0.80 per common share and vest on the date that Wheat City receives from its auditors an audited consolidated financial statement evidencing that Wheat City's cash flow for the previous financial year was positive.

      During the three month period ended November 30, 2005, the Company sold 510,000 common shares of Academy Capital for net proceeds of $56,595 and recorded a realized gain on disposal of $33,484.

      The fair value of the investment, based on the closing share price of Academy Capital Corp. on December 29, 2005 of $0.10 (CAD$0.115), exceeds the carrying value and therefore management believes the investment value is conservatively presented at $78,414.

      American Racing and Entertainment, LLC.

      On November 8, 2005, the Company entered into agreements with Southern Tier Acquisition II, LLC and Nevada Gold NY, Inc. pursuant to which the Company exchanged its 50% membership interest in Tioga Downs Racetrack, LLC ("TDRLLC") for a 25% membership interest in American Racing and Entertainment, LLC ("American Racing"). The Company issued $3,000,000 Series A 8% Convertible Cumulative Preferred Stock to acquire the assets of Tioga Downs Racetrack from Asolare II LLC. Subsequent to the acquisition of the assets, the Company and Southern Tier Acquisitions, LLC formed TDRLLC to develop the property. Since the formation of TDRLLC, the Company has made capital contributions to TDRLLC totaling $2,054,350 ($849,341 of which was made by Southern Tier Acquisitions, LLC on behalf of Trackpower). As of November 30, 2005, the carrying value of this investment was $5,054,350.

      The Academy Capital Corp. and American Racing and Entertainment LLC investments are considered "held to maturity" investments and are recorded at amortized cost. Any unrealized losses that are perceived to be an other than temporary impairment will be recorded as realized losses through the Company's statement of operations.

Note 4 Notes Payable

      On November 15, 2005, the Company executed a non-interest bearing promissory note to Southern Tier Acquisitions LLC under which it is obligated to repay $849,341 on or before December 31, 2005. The Note is secured by a Pledge Agreement pursuant to which the Company pledged its membership interest in American Racing as security. On November 14, 2005, the Company and Southern Tier entered into a Capital Contribution Agreement pursuant to which both parties acknowledged that Southern Tier had made capital contributions to Tioga Downs Racetrack LLC in excess of Trackpower in the amount of $849,341. On January 3, 2006, Southern Tier and Trackpower agreed to extend the repayment date of the Note to January 15, 2006, all other terms and conditions remained the same.

      Also included in notes payable is a 10% promissory note due to SIG Communications Partnership in the amount of $21,000.

Note 5 Preferred Stock

      On October 14, 2005, TrackPower entered into an Asset Purchase Agreement whereby the Company purchased substantially all of the assets of Tioga Downs Racetrack for the purchase price $3 million paid through the issuance of the Company's Series A Cumulative Preferred Stock.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

      Forward Looking Statements

Certain information included in this Form 10-QSB and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral or written statements made by us or on our behalf), may contain forward-looking statements about our current and expected performance trends, growth plans, business goals and other matters. These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. Information set forth in this discussion and analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. The reader is cautioned that such forward-looking statements are based on information available at the time and/or management's good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. Forward-looking statements are typically identified by the use of terms such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "might," "plan," "predict," "project," "should," "will," and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from our expectations include: the effect of global economic conditions; the effect (including possible increases in the cost of doing business) resulting from future war and terrorist activities or political uncertainties; the economic environment; changes in New York law that impact revenues of American Racing and Entertainment, LLC racing and gaming operations in New York; any business disruption associated with Tioga Downs facility renovations; our accountability for environmental contamination; the loss of key personnel and the volatility of our stock price.

Specifically, there can be no assurance that the necessary licenses to permit harness racing and VLT gaming at Tioga Downs will be obtained or if obtained will be on satisfactory terms. There also can be no assurance that the Plan to buy the Vernon Downs property outlined below will be approved on terms favorable to the Company, if at all. In addition, there is a risk that our interests in American Racing and Entertainment, LLC and the Academy Capital Corp. will not be as valuable as anticipated if these entities are unable to develop profitable operations and projects.

      Recent Developments

      American Racing and Entertainment, LLC

      On November 8, 2005, the Company entered into a series of agreements with Nevada Gold & Casinos, Inc. ("Nevada Gold"), Nevada Gold NY, Inc. ("Nevada Gold NY"), an affiliate of Nevada Gold, Southern Tier Acquisitions, LLC ("Southern Tier") and Southern Tier Acquisition II LLC, a New York limited liability company ("Southern Tier II"), an affiliate of Southern Tier, pursuant to which American Racing and Entertainment, LLC ("American Racing"), a New York limited liability company, was formed for the purpose of developing two horseracing facilities known as Tioga Downs and Vernon Downs into racing and gaming complex, including video lottery terminals ("VLT").

      On November 8, 2005, Nevada Gold NY, Southern Tier II and Company, hereinafter referred to collectively as the "Members") entered into an Operating Agreement effective August 24, 2005 under which the Members became 50%, 25% and 25% members of American Racing, respectively. Pursuant to the terms of the Operating Agreement the Board of Directors would operate the business and the initial members of the Board of Directors were H. Thomas Winn and Jon Arnesen (on behalf of Nevada Gold NY), Edward M. Tracy (on behalf of TrackPower) and Jeffery Gural (on behalf of Southern Tier II). The Members also acknowledged that they would participate in arranging senior note financing of $70 million for the purpose of developing the two properties and it was further acknowledged that Nevada Gold NY would provide an approximately $5 million guarantee to the senior lender if required, and if collateral is required by the senior lender with respect to such guarantee, then Nevada Gold NY agrees to provide cash or a letter of credit to the senior lender to the extent required to collateralize such guarantee. The Members further acknowledged that in the event American Racing was unsuccessful in acquiring the Vernon Downs facility, American Racing would still pursue the development of Tioga Downs, but the initial debtor in possession financing ("DIP Financing") of $1,414,000 contributed by Southern Tier and TrackPower would be returned to these parties, subject to certain limitations, that the senior debt financing would be reduced to approximately $25 million and the guarantee on the senior debt provided by Nevada Gold NY, if required, would be reduced to approximately $2.5 million. Pursuant to the Operating Agreement the Members agreed to distribute 100% of excess cash flow as follows: first to TrackPower and Southern Tier II up to $2.5 million each, and thereafter to each Member in proportion to their respective percentages. Excess cash flow is defined as earnings before interest, taxes, depreciation and amortization less management fees, capital expenditures, tax distributions to Members, scheduled principal payment on debt of the Company and Reserves, defined as working capital set aside to pay taxes, insurance, debt service, repairs, capital replacements, capital improvements, contingent liabilities or other costs and expenses incident to the ownership or operation of the Company's properties.

      In addition, on November 8, 2005, Nevada Gold, Southern Tier and the Company entered into a Contribution Agreement pursuant to which Southern Tier and Company each contributed their 50% membership interest in Tioga Downs Racetrack, LLC ("TDR") and Vernon Downs Acquisition, LLC ("VDA") to American Racing.

      On November 15, 2005, the Company executed a non-interest bearing $849,341 promissory note (the "Note") to Southern Tier. TrackPower is obligated to repay the Note on or before December 31, 2005. Due date for such note was extended on January 3, 2006 to January 15, 2006 by way of letter agreement between the Company and Southern Tier. The Note is secured by a Pledge Agreement pursuant to which the Company pledged its membership interest in American Racing as security on the Note to Southern Tier. On November 14, 2005, the Company and Southern Tier entered into a Capital Contribution Agreement pursuant to which both parties acknowledged that Southern Tier had made capital contributions to TDR in the amount of $4,337,147.76 and the Company had made capital contributions of $2,638,466.85, totaling capital contributions of $6,975,614.61. The parties also acknowledged that TrackPower and Southern Tier II, LLC ("Southern Tier II"), pursuant to the American Racing Operating Agreement, each would received a 25% membership interest in American Racing and both TrackPower and Southern Tier II would receive credit for capital contributions in the amount of $3,487,807.30. As the Company had only made contributions of $2,638,466.85, but received credit for $3,487,807.30, TrackPower agreed to issue the Note to Southern Tier, representing the difference in these two amounts.


      Asolare II LLC Asset Purchase Agreement and Issuance of Preferred Stock

      The Company intended to acquire 100% of the Tioga Downs assets (the "Purchased Assets") from Asolare II, LLC in exchange for consideration of $3 million of TrackPower Series A Cumulative Preferred Stock. In September 2004, Southern Tier and TrackPower became equal members of Tioga Downs Racetrack, LLC. However, in contemplation of the sale by Asolare and the purchase by TrackPower of the Purchased Assets, Asolare and TrackPower directed the Bankruptcy Court to transfer the Purchased Assets directly to Tioga Downs Racetrack, LLC upon confirmation of the Chapter 11 Plan of Reorganization. On June 21, 2004, the United States Bankruptcy Court for the Northern District of New York transferred the deed for the Tioga Downs property directly to Tioga Downs Racetrack, LLC rather than Asolare II, LLC ("Asolare"). TrackPower technically did not make a contribution to Tioga Downs Racetrack, LLC., since the contemplated transaction regarding the Purchased Assets between Asolare and TrackPower had not yet been consummated. Subsequent to September 2004, beginning in March 2005, the Company made a series of cash contributions to Tioga Downs Racetrack, LLC which it initially recorded as loans receivable. These advances should have been recorded as member contributions to Tioga Downs Racetrack, LLC. On October 14, 2005, the Company and Asolare II, LLC entered into an Asset Purchase Agreement whereby Asolare sold the Purchased Assets to TrackPower in exchange for $3 million of TrackPower Series A Cumulative Preferred Stock. See Note 5 for the specific terms of the Preferred Stock.

      Two members of the Board of Directors, Messrs. Simmonds and Adelberg, are members of Asolare, and therefore pursuant to the Wyoming Business Corporation Act, could not vote as a member of the Company's Board of Directors when the Board considered the purchase of Tioga Downs by the Company. The two remaining disinterested directors, Messrs. Tracy and Ahearn, engaged Growthink Securities Inc. to provide the Board of Directors a fairness opinion, prior to the Board's consideration of this purchase of Tioga Downs, that the consideration paid by the Company to Asolare was fair from a financial point of view. After due consideration, on October 14, 2005, the two disinterested members of the Board of Directors voted to authorize the management of the Company to consummate the proposed purchase of Tioga Downs from Asolare.

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

      The Company plans to raise additional funds, in the next twelve months, through the issuance of its common stock or through a combination of equity and debt security instruments. It is anticipated that the debt security instruments will have conversion features that would cause further dilution to existing shareholders.

      Results of Operations

      For the three month period ended November 30, 2005

      Revenues for the three month period ended November 30, 2005 and 2004 were zero. Pursuant to the agreement struck with Nevada Gold and Casinos, Inc. distributions in form of dividends or revenue from American Racing and Entertainment, LLC are not expected until operations begin at Tioga Downs and if or when American Racing and Entertainment, LLC is successful in acquiring Vernon Downs.

      Operating expenses totaled $473,811 during the three-month period ended November 30, 2005 approximately $411,000 higher than during the three month period ended November 30, 2004. The increase is the result of additional employment costs and related expenses of the Company's new CEO, incremental legal costs associated with the Nevada Gold joint venture and higher consulting fees incurred to advance the joint venture business affairs of the Company..

      Wages and consulting fees were $342,685 during the three month period ended November 30, 2005 compared to $8,301 during the comparative period in the prior year. Wages and consulting fees during the three month period ended November 30, 2005 represented $229,412 paid for consulting costs of the Company's CEO (of which $134,687 was the accrued fair value of 6,700,824 shares of the Company's common stock issuable pursuant to Mr. Tracy's employment letter agreement), various miscellaneous consulting costs associated with the American Racing and Entertainment and Tioga Downs Racetrack ventures totaling $80,000, wage costs of a part time accountant totaling $5,849, marketing consulting costs of $16,724 and corporate secretarial consulting services of $10,700. The Company's CEO is paid $50,000 per month of which $20,000 is recovered from Tioga Downs Racetrack, LLC. With the closing of the American Racing and Entertainment, LLC transaction the Company will be responsible for 100% of the CEO consulting costs. Wages and consulting costs during the three month period ended November 30, 2004 consisted of the costs of a part time accountant.

      The Company paid $45,000 in management fees to a related party for executive management services during the three month period ended November 30, 2005. During the three month period ended November 30, 2004 the Company paid $30,000 for such services.

      Professional fees were $54,425 during the current quarter substantially higher than $10,675 during the comparative period in the prior year. Accounting fees were $9,000 during both the three month period ended November 30, 2005 and the quarter ended November 30, 2004. Legal fees were $45,425 during the quarter ended November 30, 2005 and $1,675 in the comparative period a year ago. The increase in legal fees is a result of legal advice sought on structuring the Nevada Gold transaction, additional public company filings associated with the transaction and the legal costs associated with a judgment arising from a former consultant of the Company.

      General and administrative expenses were $31,701 during the three month period ended November 30, 2005 compared to $14,268 during the three month period ended November 30, 2004.

      Within general and administrative costs; 1) travel, meals and entertainment totaled $8,379 during the three month period ended November 30, 2005 and were $2,830 in the comparative quarter in the prior year, 2) auto lease, repair and gasoline expenses were $6,156 during the three month period ended November 30, 2005 up from $4,415 in the comparative period in the prior year, 3) corporate fees and directors fees totaled $5,574 during the three month period ended November 30, 2005 and $6,242 during the comparative period in the prior year, 4) rent and insurance expenses were $5,279 in the current quarter and $3,821 in the prior year, 6) telephone and cellular costs were $3,420 in the current quarter and zero in the prior year, and 7) other miscellaneous costs totaled $2,893 during the current quarter compared to net credits (arising primarily from the reversal of certain costs originally charged to the Company and subsequently charged to investees) of $3,040 during the three month period ended November 30, 2004.

      Other income totaled $33,219 during the three month period ended November 30, 2005 compared to other expense of $7,091 during the comparative period a year ago.

      Interest expense on the Company's senior subordinated convertible debentures totaled $5,368 during the three month period November 30, 2004. Interest expense has been reduced to zero due to the conversion of the remaining debentures during the third and fourth quarters of fiscal year ended February 28, 2005.

      Depreciation and amortization expense was $265 during the current quarter and $1,723 during the quarter ended November 30, 2004, reflecting the disposition of certain assets in the last quarter of fiscal 2005.

      During the three month period ended November 30, 2005, the Company disposed of 510,000 common shares of Academy Capital Corp. for net proceeds of $56,595 and recorded a gain of $33,484.

      The Company also accrued $30,904 on the Series A 8% Convertible Cumulative Preferred Stock issued during the current quarter.

      The Company recorded a loss of $471,496 during the three month period ended November 30, 2005 (less than $0.01 per share) compared to a net loss of $70,335 (less than $0.01 per share) during the comparative period in the prior year. The Company expects the losses to continue for the foreseeable future until distributions commence from American Racing and Entertainment, LLC.

      For the nine month period ended November 30, 2005

      Revenues for the nine month period ended November 30, 2005 and 2004 were zero. Pursuant to the agreement struck with Nevada Gold and Casinos, Inc. distributions in form of dividends or revenue from American Racing and Entertainment, LLC are not expected until operations begin at Tioga Downs and if or when American Racing and Entertainment, LLC is successful in acquiring Vernon Downs.

      Operating expenses totaled $888,468 during the nine-month period ended November 30, 2005 approximately $581,000 higher than during the nine month period ended November 30, 2004. The increase is the result of additional employment costs and related expenses of the Company's new CEO, incremental legal costs associated with the Nevada Gold joint venture and higher consulting fees incurred to advance the joint venture business affairs of the Company..

      Wages and consulting fees were $503,307 during the three month period ended November 30, 2005 compared to $78,571 during the comparative period in the prior year. Wages and consulting fees during the nine month period ended November 30, 2005 represented $361,353 paid for consulting costs of the Company's CEO(of which $134,687 was the accrued fair value of 6,700,824 shares of the Company's common stock issuable pursuant to Mr. Tracy's employment letter agreement), various miscellaneous consulting costs associated with the American Racing and Entertainment and Tioga Downs Racetrack ventures totaling $80,000, wage costs of a part time accountant totaling $13,827, marketing consulting costs of $37,427 and corporate secretarial consulting services of $10,700. The Company's CEO is paid $50,000 per month of which $20,000 is recovered from Tioga Downs Racetrack, LLC. With the closing of the American Racing and Entertainment, LLC transaction the Company will be responsible for 100% of the CEO consulting costs. Wages and consulting costs during the nine month period ended November 30, 2004 consisted of executive payroll costs and a part time accounting staff member totaling $22,163 and consulting fees associated with the Tioga Park initiative totaling $56,408.

      The Company paid $125,000 in management fees to a related party for executive management services during the nine month period ended November 30, 2005. During the nine month period ended November 30, 2004 the Company paid $90,000 for such services.

      Professional fees were $141,886 during the nine month period ended November 30, 2005 substantially higher than $69,133 during the comparative period in the prior year. Accounting fees were $27,000 during both the nine month period ended November 30, 2005 and November 30, 2004. Legal fees were $114,886 during the nine month period ended November 30, 2005 and $42,133 in the comparative period a year ago. The increase in legal fees is a result of legal advice sought on structuring the Nevada Gold transaction, additional public company filings associated with the transaction and the legal costs associated with a judgment arising from a former consultant of the Company.

      General and administrative expenses were $118,275 during the nine month period ended November 30, 2005 compared to $69,378 during the nine month period ended November 30, 2004.

      Within general and administrative costs; 1) travel, meals and entertainment totaled $37,643 during the nine month period ended November 30, 2005 and were $20,900 in the comparative period in the prior year, 2) corporate fees and directors fees totaled $23,031 during the nine month period ended November 30, 2005 and $19,535 during the comparative period in the prior year,
3) auto lease, repair and gasoline expenses were $20,352 during the nine month period ended November 30, 2005 up from $13,447 in the comparative period in the prior year, 4) rent and insurance expenses were $11,669 in the current period and $9,781 in the prior year, 5) foreign exchange losses totaled $7,444 during the nine month period ended November 30, 2005 and $2,453 during the nine month period ended November 30, 2004, 6) advertising costs were $7,350 in the current period compared to zero a year ago, 7) telephone and cellular costs were $6,090 in the current period and $1,248 in the prior year, and 8) other miscellaneous costs totaled $4,696 during the current period compared to $2,014 during the nine month period ended November 30, 2004.

      Other income totaled $32,689 during the nine month period ended November 30, 2005 compared to other expense of $26,733 during the comparative period a year ago.

      Interest expense on the Company's senior subordinated convertible debentures totaled $21,564 during the nine month period November 30, 2004. Interest expense has been reduced to zero due to the conversion of the remaining debentures during the third and fourth quarters of fiscal year ended February 28, 2005.

      Depreciation and amortization expense was $795 during the current period and $5,169 during the nine month ended November 30, 2004, reflecting the disposition of certain assets in the last quarter of fiscal 2005.

      During the nine month period ended November 30, 2005, the Company disposed of 510,000 common shares of Academy Capital Corp. for net proceeds of $56,595 and recorded a gain of $33,484.

      The Company also accrued $30,904 on the Series A 8% Convertible Cumulative Preferred Stock issued during the nine month period ended November 30, 2005.

      The Company recorded a loss of $886,683 during the nine month period ended November 30, 2005 (less than $0.01 per share) compared to a net loss of $333,815 (less than $0.01 per share) during the comparative period in the prior year. The Company expects the losses to continue for the foreseeable future until distributions commence from American Racing and Entertainment, LLC.

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

Fair Value of Financial Instruments:

      Cash, accounts payable, accrued expenses and notes payable are carried in the financial statements at amounts which approximate fair value.

Investments:

      The Company's investments consist of "held to maturity investments" and are recorded at amortized cost. Any unrealized losses which are considered "other than temporary" are classified as realized losses through operations.

      Financial Condition

      Since the end of the previous fiscal year, total assets have increased substantially to $5,137,582. The increase is the result of the Company's acquisition of Tioga Downs racetrack, subsequent divestiture to Tioga Downs Racetrack, LLC for a 50% interest in Tioga Downs Racetrack LLC and the exchange of the Company's investment in Tioga Downs Racetrack, LLC for a 25% investment in American Racing and Entertainment, LLC.

      Since last fiscal year end, the Company's carrying value of office equipment has been reduced from $4,744 to $3,979 due to normal depreciation of $795.

      The carrying value of the Company's investment in American Racing and Entertainment, LLC is $5,054,350. The Company also holds 1,730,000 common shares of Academy Capital Corp. a TSX Venture Exchange listed entity which acquired the Company's investment in the private entity Baymount Corporation. The $78,414 carrying value of this investment is less than the current market value of approximately $173,000 based on a recent close of $0.10 (CAD$0.115) on December 29, 2005. The Company currently regards these investments as a held to maturity investment carried at cost.

      Current liabilities of the Company have increased since last fiscal year end to $1,578,556 as at November 30, 2005. The increase is primarily the result of the issuance of an $849,341 short term promissory note issued to Southern Tier Acquisitions, LLC as a result of amounts advanced by Southern Tier Acquisitions, LLC to Tioga Downs Racetrack, LLC prior to closing of the American Racing and Entertainment LLC transaction on the Company's behalf.

      Shareholders' equity has increased since last fiscal year end to $3,559,026 at November 30, 2005. Since February 28, 2005, the Company has issued $3,000,000 Series A 8% Convertible Cumulative Preferred Stock (1,000 shares having an initial value of $3,000 each) to acquire certain assets. Common stock and additional paid in capital increased by $1,746,400 since last year end. Common stock subscribed (defined as cash received on equity private placements for which common stock certificates have not been issued) has increased by $112,800 since February 28, 2005. Since last fiscal year end the Company has issued 165,960,000 common shares plus warrants to purchase an additional 82,980,000 common shares at $0.04 per share over the next three years. In addition the Company issued 3,000,000 common shares for consulting services provided valued at $86,800 since year end. The subscription approved by the Board of Directors consists of one common share of the Company's common stock at $0.01 per share plus one half-warrant to acquire another common share at $0.04 at anytime over the next three years. (Two half-warrants may be exercised at $0.04 to acquire one common share.) In addition the Company is obligated to issue another 15,000,000 common shares and warrants to purchase an additional 7,500,000 common shares under amounts subscribed for as of November 30, 2005. Since last fiscal year end, the Company's accumulated deficit increased by $886,683 as a result of the Company's net loss.

      Liquidity and Capital Resources


      During the nine month period ended November 30, 2005 cash used in operating activities totaled $557,011, primarily attributable to the net loss of $886,683 reduced by non cash adjustments and changes in various working capital items.

      Cash provided by financing activities totaled $1,787,409 and represented $1,772,400 of additional private placements of common stock and an increase in bank overdraft of $15,070.

      Cash used in investing activities totaled $1,230,398 and represented; 1) capital contributions to Tioga Downs Racetrack, LLC prior to closing of the American Racing and Entertainment LLC transaction of $1,205,009, 2) $40,459 decrease in amounts due to related parties, 3) a further investment in Baymount Corporation of $41,525 and 4) net proceeds of $56,595 received on the disposal of investments.

      Revenues of the Company are non-existent and are not a source for financing operating losses. Thus far the Company has been successful in continuing to raise sufficient funds to operate the business and provide development funds for Tioga Downs and to provide debtor in possession loans to Vernon Downs, through equity private placements. The Company will not have sufficient funds to meet its working capital needs for the next twelve months, meet its obligations under the Southern Tier note or make additional capital contributions to American Racing and Entertainment, LLC, unless it continues to raise capital from external sources and there can be no assurance that the Company will be successful in this endeavor and may have a material adverse impact upon the Company.

      The Company does not have any material sources of liquidity or off balance sheet arrangements or transactions with unconsolidated subsidiaries, other than additional member contributions to American Racing and Entertainment, LLC.

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

Off-Balance Sheet Arrangements

      The Company does not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except that under certain circumstances it may be required to fund additional member contributions to American Racing and Entertainment, LLC.

      Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that the information required to be disclosed in the reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in internal controls.

Management of the Company has also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      Between September 30, 2005 and November 15, 2005, the Company issued to several investors 7,500,000 common shares and warrants with a term of three years for 3,750,000 common shares at $.04 per share. Total proceeds from this offering was $75,000. All of the proceeds were received in the prior quarter, however share certificates and warrant agreements were not issued until the current quarter.

      In addition, on September 27, 2005 and September 28, 2005 the Company received gross proceeds of $35,000, from several private investors, for which share certificates and warrant agreement were not issued during the current quarter. Therefore the Company is obligated to issue 3,500,000 common shares and warrants with a term of three years for 1,750,000 common shares at $.04 per share these subscription agreements.

      The issuance of the foregoing securities by the Company was a private placement made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

      The primary use of proceeds was to fund the working capital needs of the Company.

      On October 14, 2005, the Company entered into an Asset Purchase Agreement (the "Agreement") with Asolare II, LLC, a New York Limited Liability Company, ("Asolare") whereby the Company purchased substantially all of the assets of Tioga Downs Racetrack ("Tioga Downs") located in the Town of Nichols, County of Tioga, New York for the purchase price of $3 million paid through the issuance of the Company's Series A Cumulative Preferred Stock (the "Preferred Stock"). Pending filing of the Articles of Amendment with the Secretary of State of Wyoming, the Preferred Stock has not yet been issued.


Item 6. Exhibits

Exhibit  Document
-------  --------

10.1 Asset Purchase Agreement between the Registrant and Asolare II, LLC dated October 14, 2005, filed as Exhibit 10.1 on Form 8-K dated October 12, 2005 and incorporated by reference herein.

10.2 Operating Agreement of American Racing and Entertainment, LLC between the Registrant, Southern Tier Acquisition II, LLC and Nevada Gold NY, Inc. dated November 8, 2005,` filed as Exhibit 10.1 on Form 8-K dated November 8, 2005 and incorporated by reference herein.

10.3 Contribution Agreement between the Registrant, Southern Tier Acquisition, LLC, American Racing and Entertainment, LLC and Nevada Gold and Casinos, Inc. dated November 8, 2005, filed as Exhibit 10.2 on Form 8-K dated November 8, 2005 and incorporated by reference herein.

Exhibit  Document
-------  --------

10.4 Promissory Note issued by Registrant to Southern Tier Acquisitions, LLC dated November 15, 2005, filed as Exhibit 10.3 on Form 8-K dated November 8, 2005 and incorporated by reference herein.

10.5 Pledge and Security Agreement between the Registrant and Southern Tier Acquisitions, LLC dated November 15, 2005, filed as Exhibit 10.4 on Form 8-K dated November 8, 2005 and incorporated by reference herein.

10.6 Capital Contribution Agreement between the Registrant and Southern Tier Acquisitions, LLC dated November 14, 2005, filed as Exhibit 10.5 on Form 8-K dated November 8, 2005 and incorporated by reference herein.

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



Dated:  January 16, 2006                  By: /s/ Edward M. Tracy
                                              ---------------------------
                                              Name:  Edward M. Tracy
                                              Title: President and Chief
                                                     Executive Officer


Dated:  January 16, 2006                  By: /s/ Gary N. Hokkanen
                                              ----------------------------
                                              Name:  Gary N. Hokkanen
                                              Title: Chief Financial Officer

                                Index of Exhibits

Exhibit                Document

Exhibit  Document
-------  --------

10.1 Asset Purchase Agreement between the Registrant and Asolare II, LLC dated October 14, 2005, filed as Exhibit 10.1 on Form 8-K dated October 12, 2005 and incorporated by reference herein.

10.2 Operating Agreement of American Racing and Entertainment, LLC between the Registrant, Southern Tier Acquisition II, LLC and Nevada Gold NY, Inc. dated November 8, 2005,` filed as Exhibit 10.1 on Form 8-K dated November 8, 2005 and incorporated by reference herein.

10.3 Contribution Agreement between the Registrant, Southern Tier Acquisition, LLC, American Racing and Entertainment, LLC and Nevada Gold and Casinos, Inc. dated November 8, 2005, filed as Exhibit 10.2 on Form 8-K dated November 8, 2005 and incorporated by reference herein.

10.4 Promissory Note issued by Registrant to Southern Tier Acquisitions, LLC dated November 15, 2005, filed as Exhibit 10.3 on Form 8-K dated November 8, 2005 and incorporated by reference herein.

10.5 Pledge and Security Agreement between the Registrant and Southern Tier Acquisitions, LLC dated November 15, 2005, filed as Exhibit 10.4 on Form 8-K dated November 8, 2005 and incorporated by reference herein.

10.6 Capital Contribution Agreement between the Registrant and Southern Tier Acquisitions, LLC dated November 14, 2005, filed as Exhibit 10.5 on Form 8-K dated November 8, 2005 and incorporated by reference herein.

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