Form 10KSB
period 2006-02-28
TRACKPOWER INC
filed 2006-06-14
CIK 819927

    UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended February 28, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-28506

TRACKPOWER, INC.
(Exact name of registrant as specified in charter)

Wyoming (State or other jurisdiction )	13-3411167 (I.R.S. Employer Identification No.)

67 Wall Street, Suite 2211 New York, New York 10005	(212) 804-5704 (Registrant's Telephone No. incl. area

Securities registered pursuant to Section 12(b) of the Act	None

Securities registered pursuant to Section 12(g) of the Act	Common Stock, par value $.0001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ( ).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The issuer’s revenues for the fiscal year ended February 28, 2006 were $0.

Based on the average bid and asked price of $.028 and $.029, respectively, on June 12, 2006, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was $14,254,987.

As of June 12, 2006, the number of shares outstanding of the registrant’s Common Stock was 684,981,040 shares.

Indicate by check mark whether the Company is using the Transitional Small Business Disclosure Format. ☐

Indicate by check mark whether the Company is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference into Part III of the Annual Report on Form 10-KSB: Definitive Proxy Statement on Schedule 14A for the registrant’s 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end.

Part I

Forward Looking Statements - Cautionary Factors

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934 as amended. The statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms or other similar terminology.These forward-looking statements involve risks and uncertainties and other factors that may cause the actual results, performance or achievements to differ from any future results, performance or achievements expressed or implied by such forward-looking statements. Except for the historical information and statements contained in this Report, the matters and items set forth in this Report are forward looking statements that involve uncertainties and risks some of which are discussed at appropriate points in the Report.

Item 1. Description of Business

General

TrackPower, Inc. (the “Company” or “TrackPower”) was incorporated under the laws of the State of Wyoming on June 30, 1993. TrackPower’s present business strategy and direction is to acquire interests in horseracing and gaming facilities. TrackPower as of May 31, 2006 holds a 20% membership interest in American Racing and Entertainment, LLC.

TrackPower’s principal offices are located in New York at 67 Wall Street, Suite 2211, New York, NY 10005, telephone number (212) 804-5704 and Canada at 765 15th Sideroad, King City, Ontario L7B 1K5, Canada, telephone number (905) 773-1987.

Recent Developments

Asolare II LLC Asset Purchase Agreement and Issuance of Preferred Stock

The Company intended to acquire 100% of the Tioga Downs assets (the “Purchased Assets”) from Asolare II, LLC (“Asolare”) in exchange for consideration of $3 million of TrackPower Series A Cumulative Preferred Stock. On June 21, 2004, Asolare directed the United States Bankruptcy Court for the Northern District of New York to assign the deed for the Tioga Downs property directly to Tioga Downs Racetrack, LLC rather than transfer the property to Asolare. In September 2004, Southern Tier and Asolare became equal members of Tioga Downs Racetrack, LLC. TrackPower technically did not make a contribution to Tioga Downs Racetrack, LLC., since the contemplated transaction regarding the Purchased Assets between Asolare and TrackPower had not yet been consummated. Subsequent to September 2004, beginning in March 2005, the Company made a series of cash contributions to Tioga Downs Racetrack, LLC which it recorded as loans receivable.

On October 14, 2005, the Company and Asolare entered into an Asset Purchase Agreement whereby Asolare sold its membership interest in Tioga Downs Racetrack, LLC to TrackPower in exchange for $3 million of TrackPower Series A Cumulative Preferred Stock. See Note 9 of the financial statements for the specific terms of the Preferred Stock. The advances recorded as loans by the Company were recognized as member contributions to Tioga Downs Racetrack, LLC.

Two members of the Board of Directors, Messrs. Simmonds and Adelberg, are members of Asolare, and therefore pursuant to the Wyoming Business Corporation Act, could not vote as a member of the Company’s Board of Directors when the Board considered the purchase of Tioga Downs by the Company. The two remaining disinterested directors, Messrs. Tracy and Ahearn, engaged Growthink Securities Inc. to provide the Board of Directors a fairness opinion, prior to the Board’s consideration of this purchase of Tioga Downs, that the consideration paid by the Company to Asolare was fair from a financial point of view. After due consideration, on October 14, 2005, the two disinterested members of the Board of Directors voted to authorize the management of the Company to consummate the proposed purchase of Tioga Downs from Asolare.

Under the Wyoming Business Corporation Act, the Board of Directors is not required to seek shareholder approval of the Tioga Downs purchase. Previously, the Company announced that it intended to seek approval from its shareholders at the next Annual Meeting of Shareholders that was anticipated to be held in late 2005. However, due to the urgent need for the Company to consummate the anticipated transaction with Nevada Gold & Casinos Inc., (previously reported in the Company’s Current Report on Form 8-K dated August 24, 2005 and September 9, 2005), the Board of Directors decided to dispense with the approval by shareholders of the Tioga Downs purchase.

Tioga Downs was previously contributed to Tioga Downs Racetrack, LLC an entity in which the Company is a 50% member. The other 50% member is Southern Tier Acquisitions, LLC an entity solely owned by Jeffery Gural. The Company and Mr. Gural have announced their intention to contribute their interests in Tioga Downs to a new entity called American Racing and Entertainment, LLC in which Nevada Gold & Casinos, Inc., Mr. Gural and the Company would hold a 50%, 25% and 25% membership interest in, respectively. The Company’s ability to participate in these transactions was contingent upon the quick approval of the Agreement and the purchase of Tioga Downs by the Company.

American Racing and Entertainment, LLC

On November 8, 2005, the Company entered into a series of agreements with Nevada Gold & Casinos, Inc. (“Nevada Gold”), Nevada Gold NY, Inc. (“Nevada Gold NY”), an affiliate of Nevada Gold, Southern Tier Acquisitions, LLC (“Southern Tier”) and Southern Tier Acquisition II LLC, a New York limited liability company ("Southern Tier II"), an affiliate of Southern Tier, pursuant to which American Racing and Entertainment, LLC (“American Racing”), a New York limited liability company, was formed for the purpose of developing two horseracing facilities known as Tioga Downs and Vernon Downs into racing and gaming complex, including video lottery terminals (“VLT”).

On November 8, 2005, Nevada Gold NY, Southern Tier II and the Company, hereinafter referred to collectively as the “Members”) entered into an Operating Agreement effective August 24, 2005 under which the Members became 50%, 25% and 25% members of American Racing, respectively. Pursuant to the terms of the Operating Agreement the Board of Directors would operate the business and the initial members of the Board of Directors were H. Thomas Winn and Jon Arnesen (on behalf of Nevada Gold NY), Edward M. Tracy (on behalf of TrackPower) and Jeffery Gural (on behalf of Southern Tier II). The Members also acknowledged that they would participate in arranging senior note financing of $70 million for the purpose of developing the two properties and it was further acknowledged that Nevada Gold NY would provide an approximately $5 million guarantee to the senior lender if required, and if collateral is required by the senior lender with respect to such guarantee, then Nevada Gold NY agrees to provide cash or a letter of credit to the senior lender to the extent required to collateralize such guarantee. The Members further acknowledged that in the event American Racing was unsuccessful in acquiring the Vernon Downs facility, American Racing would still pursue the development of Tioga Downs, but the initial debtor in possession financing (“DIP Financing”) of $1,414,000 contributed by Southern Tier and TrackPower would be returned to these parties, subject to certain limitations, that the senior debt financing would be reduced to approximately $25 million and the guarantee on the senior debt provided by Nevada Gold NY, if required, would be reduced to approximately $2.5 million. Pursuant to the Operating Agreement the Members agreed to distribute 100% of excess cash flow as follows: first to TrackPower and Southern Tier II up to $2.5 million each, and thereafter to each Member in proportion to their respective percentages. Excess cash flow is defined as earnings before interest, taxes, depreciation and amortization less management fees, capital expenditures, tax distributions to Members, scheduled principal payment on debt of the Company and Reserves, defined as working capital set aside to pay taxes, insurance, debt service, repairs, capital replacements, capital improvements, contingent liabilities or other costs and expenses incident to the ownership or operation of the Company's properties.

In addition, on November 8, 2005, Nevada Gold, Southern Tier and the Company entered into a Contribution Agreement pursuant to which Southern Tier and Company each contributed their 50% membership interest in Tioga Downs Racetrack, LLC (“TDR”) and Vernon Downs Acquisition, LLC (“VDA”) to American Racing.

On November 15, 2005, the Company executed a non-interest bearing $849,341 promissory note (the “Note”) to Southern Tier. TrackPower is obligated to repay the Note on or before December 31, 2005. Due date for such note was extended on January 3, 2006 to January 15, 2006 by way of letter agreement between the Company and Southern Tier. The Note is secured by a Pledge Agreement pursuant to which the Company pledged its membership interest in American Racing as security on the Note to Southern Tier. On November 14, 2005, the Company and Southern Tier entered into a Capital Contribution Agreement pursuant to which both parties acknowledged that Southern Tier had made capital contributions to TDR in the amount of $4,337,147.76 and the Company had made capital contributions of $2,638,466.85, totaling capital contributions of $6,975,614.61. The parties also acknowledged that TrackPower and Southern Tier II, LLC (“Southern Tier II”), pursuant to the American Racing Operating Agreement, each would received a 25% membership interest in American Racing and both TrackPower and Southern Tier II would receive credit for capital contributions in the amount of $3,487,807.30. As the Company had only made contributions of $2,638,466.85, but received credit for $3,487,807.30, TrackPower agreed to issue the Note to Southern Tier, representing the difference in these two amounts.

On January 13, 2006, TrackPower, Inc. (“TrackPower” or the “Company”), entered into $1 million of debt financing with Melillo Investments of Phoenixville, PA (“Lender”). The financing consisted of a $1 million secured promissory note (the “Secured Promissory Note”) and 3 million shares of the Company’s Common Stock. The Secured Promissory Note pays interest quarterly in arrears beginning on March 31, 2006 at the rate of 11% per annum. The Secured Promissory Note matures on the earlier of the fifth anniversary of the date of issuance or on the closing date of new debt financing of no less than $5 million. Additionally, the Company entered into a Pledge and Security Agreement to secure the Secured Promissory Note providing as collateral all of TrackPower’s 25% membership interest in American Racing and Entertainment, LLC. The 3 million Common Stock shares in restricted shares were issued to the Lender as a commitment fee. Kenneth Adelberg, a Director of the Company, and John G. Simmonds, Chairman of the Board of Directors of the Company, each executed a Limited Personal Guaranty Agreement (the “Guaranties”) whereby they both individually guaranteed the obligations of the Company under Secured Promissory Note. Upon the occurrence of certain events, the Guaranties will be limited to only the interest payable under the Secured Promissory Note for the first twelve months from the date of the Secured Promissory Note. Proceeds of the closing of this financing were used to repay $849,341 due under a promissory note and for general working capital purposes.

On February 27, 2006, TrackPower executed a $1,516,616 note bearing 12% interest per annum due and payable to Southern Tier Acquisitions II, LLC (“Southern Tier”) on May 29, 2006 in order to meet its obligations for capital contributions to American Racing and Entertainment, LLC (“American Racing”). The note is secured by an assignment of 23% of TrackPower’s membership interest in American Racing to Southern Tier.

On March 1, 2006, Oneida Entertainment, LLC (“Oneida”) completed a $5 million equity investment in American Racing on March 1, 2006. Prior to this investment, TrackPower held a 25% ownership interest in American Racing and Southern Tier and Nevada Gold NY, Inc. (a wholly owned subsidiary of Nevada Gold & Casinos, Inc. AMEX:UWN) held the remaining 25% and 50%, respectively. American Racing was formed to develop Tioga Downs Raceway, located in Nichols, New York and to pursue the acquisition of Vernon Downs Raceway, located in Vernon, New York, from Mid-State Raceway, Inc. an entity currently in Chapter 11 bankruptcy. In conjunction with this investment, an affiliate of Oneida provided a commitment to fund $15 million in a subordinated secured credit facility to American Racing. The closing of this credit facility is subject to certain conditions precedent and the commitment will terminate if the financing is not consummated by June 1, 2006.

As a result of Oneida purchasing a 20% membership interest in American Racing, the membership interests of TrackPower and Southern Tier each declined from 25% to 20% and the membership interest of Nevada Gold NY, Inc. dropped from 50% to 40%. In order to compensate TrackPower and Southern Tier for consulting services provided to American Racing, TrackPower and Southern Tier will each receive a consulting fee from Nevada Gold equal to 7.5% of the base management fee paid from American Racing to Nevada Gold.

Item 2. Description of Property

The Company has temporarily leased office space at 67 Wall Street, Suite 2211, New York, NY 10005. Certain officers of the Company maintain offices at 765 15th Sideroad, King City, Ontario, L7B 1K5, Canada.

Item 3. Legal Proceedings

The Company had a judgment totaling $261,625 served against it by a former consultant of the Company involving a dispute over a consulting agreement. The Company unsuccessfully attempted to have the judgment overturned and settled the judgment on May 2, 2006 with a cash payment of $125,000 and 4,500,000 shares of the Company’s common stock valued at $120,600. The Company provided $245,600 as a loss on the settlement of the lawsuit in the statement of operations at February 28, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of the security holders of the Company.

Part II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

The Company’s common stock trades on the NASD OTC Bulletin Board under the trading symbol “TPWR”. The table below sets forth the high and low bid quotations for the common stock as traded on the NASD OTC Bulletin Board for the fiscal years ended February 28, 2006 and February 28, 2005.

	Fiscal Year Ended 2/28/2006		Fiscal Year Ended 2/28/2005
	High	Low	High	Low
First Quarter	.06	.03	.08	.04
Second Quarter	.05	.03	.06	.03
Third Quarter	.04	.02	.05	.02
Fourth Quarter	.05	.02	.07	.03

These quotations reflect only inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Shareholders

On June 12, 2006, the Company had approximately 502 shareholders of record.

Dividends

The Company has never paid a cash dividend on its common stock and does not expect to pay one in the foreseeable future. Payment of dividends in the future will depend on the Company's earnings and its cash requirements at that time.

Securities authorized for issuance under equity compensation plans.

The Company has no equity compensation plans to report.

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

Results of Operations

For the year ended February 28, 2006 and February 28, 2005

Revenues

Revenues for the years ended February 28, 2006 and 2005 were zero. The Company holds a 25% (reduced to 20% subsequent to the year end) membership interest in American Racing and Entertainment, LLC which is developing a horse racetrack and gaming facility known as Tioga Downs and is redeveloping another racing and gaming facility known as Vernon Downs. Both facilities are located in New York State. American Racing is expected to begin making distributions to its members during fiscal year ended February 28, 2007.

Costs and Expenses

Total costs and expenses were $1,752,500 during the year ended February 28, 2006 compared to $479,483 during the year ended February 28, 2005. The increase in costs and expenses is attributable to the Company’s efforts to begin the development of the Tioga Downs and Vernon Downs facility. During the year ended February 28, 2006, the Company hired a full time CEO with experience in the gaming industry to spearhead its participation in these two projects.

Wages and consulting fees incurred during the year ended February 28, 2006 were $705,526 compared to $108,483 during the year ended February 28, 2005. Wages and consulting fees consisted of cash and stock compensation paid to the Company’s CEO totaling $566,846 (pursuant to the terms Mr. Tracy’s compensation letter memorandum he was to be paid 2.5% of the outstanding number of shares as of May 1, 2005 and .5% of the outstanding number of shares on January 5, 2006. The May 1, 2005 allotment totaled 6,700,824 shares of the Company’s common stock valued at $180,922 and the January 5, 2006 allotment totaled 2,307,265 shares valued at $62,296. ), strategic consulting fees associated with the Tioga investment of $54,000 (paid through the issuance of 2,000,000 shares of the Company’s common stock), marketing consulting fees totaling $54,262 and financial accounting consulting fees totaling $30,418. Wages and consulting during the year ended February 28, 2005 consisted of accounting consulting costs of $25,274 and other consulting fees totaling $83,209. The other consulting services provided to the Company during fiscal 2005 were for strategic consulting various horseracing facilities.

Management fees paid to related parties totaled $196,750 during the year ended February 28, 2006 compared to $120,000 during the year ended February 28, 2005. Management fees to a related party were for executive management costs, which was at $10,000 per month prior to May 2005 and $15,000 thereafter. Services provided for these fees include strategic planning, financing and horseracing industry consulting and totaled $170,000. In addition the Company paid $$26,750 to a related party for corporate secretarial services.

Professional fees totaled $110,208 during the year ended February 28, 2005 and $322,981 during the year ended February 28, 2006. Audit and accounting fees totaled $36,000 in the current year and the prior year. Legal fees were $286,981, $59,593 of which was associated with financing activities and $227,388 was associated with SEC compliance, transaction structuring for American Racing and other day to day matters during the year ended February 28, 2006 and $59,351 in the prior year. The significant increase in legal fees is associated with the increased level of activity in negotiating the horseracing track acquisition opportunities.

General and administrative expenses were $177,787 during fiscal 2006 and $96,808 during the year ended February 28, 2005, representing an increase of approximately $81,000. General and administrative expenses included; 1) travel, meals and entertainment expenses of $47,582 in current fiscal and $25,230 in the prior year, 2) directors fees and transfer agent costs totaling $31,073 in the current year and $28,788 in the prior year, 3) auto lease, repair and gas expenses of $28,142 during the current fiscal year and $17,907 last year, 4) occupancy costs of $25,956 in 2006 and $13,662 in 2005, 5) communications costs (telephone and cellular) of $14,434 in 2006 and $1,248 in 2005, 6) foreign exchange losses of $10,320 this year and $4,657 last year, 7) advertising costs totaling $7,350 during the year ended February 28, 2006 and $1,251 during the comparative period a year ago, and 8) $12,930 of miscellaneous costs and expenses in fiscal 2006 compared to $4,065 in 2005.

Non-cash financing expenses were $26,842 during the year ended February 28, 2005 and zero in the current year. During fiscal 2005, subordinated debentures having principal of $90,000 plus accrued and unpaid interest of $35,143 were converted on a special basis (whereby the conversion rate on accrued interest was reduced from $0.50 to $0.025) to 1,585,734 common shares and 250,286 warrants to purchase common shares at $0.75 per share at any time over the next three years. The Company recognized non-cash financing expense of $26,842 representing the fair value of the incremental number of shares received in the special conversion.

Interest expense was $18,846 during the year ended February 28, 2006 and $21,564 in the prior year. Interest expense during fiscal 2006 arises from the 11%, $1,000,000 note payable issued by the Company in January 2006 and interest expense during fiscal 2005 arose from the Company’s senior subordinated convertible debentures all of which matured on October 31, 2004. Interest expense during the year ended February 28, 2006 also included $2,700 representing the amortization of the issuance of 3,000,000 shares of the Company’s common stock, valued at $81,000, as a financing commitment fee over a five year period.

Depreciation of capital assets was $1,796 during fiscal 2006 and $6,893 during the year ended February 28, 2005.

During fiscal 2006, the Company agreed to settle a lawsuit with a former consultant of the Company by paying $125,000 in cash and issuing 4,500,000 common shares valued at $120,600. The Company provided for a $245,600 loss in its statement of operations for the year ended February 28, 2006.

The Company began to account for its investment in Tioga Downs Racetrack, LLC and the American Racing and Entertainment, LLC through the equity method effective acquisition date on October 14, 2005. The Company recorded $116,698 in losses arising from the operations of Tioga Downs and American Racing. For the period October 14, 2005 to November 28, 2005 the company recorded 50% of the losses recorded by Tioga Downs Racetrack, LLC and for the period November 8, 2005 to December 31, 2005 the Company recorded 25% of the consolidated losses of American Racing and Entertainment, LLC. Effective November 28, 2005, American Racing and Entertainment, LLC acquired 100% of Tioga Downs Racetrack, LLC.

During the year ended February 28, 2006, the Company disposed of 510,000 common shares of Academy Capital Corp. for net proceeds of $56,595 and recorded a gain of $33,484.

The Company also accrued $90,082 as dividends on the Series A 8% Convertible Cumulative Preferred Stock issued during year ended February 28, 2006. Prior to February 28, 2006 the Company paid $30,904 of the accrued dividends

The net loss for fiscal 2006 was $1,842,582 substantially higher than the net loss of $479,483 in fiscal 2005.

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

Investments

The Company’s investments consist of common stock of publicly quoted company and a membership interest in a private New York Limited Liability Company. The common stock of the publicly quoted company are considered “held to maturity” and therefore have been recorded at cost. Any unrealized losses which are considered “other than temporary” are classified as realized losses through operations.

Financial Condition

During the year ended February 28, 2006, total assets increased from $64,774 to $7,273,764. The increase of approximately $7,140,000 is the result of the following factors:

-
The Company acquired an interest in Tioga Downs Racetrack, LLC which was eventually acquired by American Racing and Entertainment, LLC. The Company’s membership interest in American Racing represents the majority of the assets of the Company. The carrying value of the American Racing and Baymount investment as at February 28, 2006 was $6,532,682,

-	Cash reserves increased from zero to $609,804,

-	Prepaid expenses increased from zero to $50,000,

-	Deferred financing costs of $78,300,and

-	Office equipment decreased from $4,774 at the beginning of the year to $2,978 at the end of the year.

The carrying value of the American Racing investment consists of the original amount paid for the Tioga Downs Racetrack, LLC interest, cash amounts transferred to Tioga Downs Racetrack, LLC or American Racing less the Company’s share of losses from operations.

The Company’s liabilities increased from $478,265 at the beginning of the year to $3,455,437 at the end. The increase is a result of the Company being an active member of American Racing which has had a significant affect on the commitments made by the Company prior to earning any return of the investment.

Accounts payable increased from $201,186 at the beginning of the year to $261,403 at the end of the year. The increase is attributable to higher levels of activity associated with the Company’s investments. Due to related parties increased from $111,743 at February 28, 2005 to $287,143 at February 28, 2006. Amounts owed to related parties primarily represents unpaid amounts for services rendered to the Company by related parties.

Accrued other (being directors’ fees and a special legal loss accrual) increased from $95,500 at the beginning of the year to $253,100 at the end. The increase is the result of the Company directors fees reducing to $7,500 and an accrual for the loss under a legal settlement whereby the Company agreed to settle a lawsuit with a former consultant by issuing 4,500,000 shares of the Company’s common stock, valued at $120,600 and by issuing a cash payment of $125,000. These payments were made in May 2006. Accrued professional fees increased from $43,094 at February 28, 2005 to $73,134 at the end of the year, also reflecting the rising operating levels of the Company.

During the year the Company issued $3,000,000 in Series A preferred shares to acquire the Tioga Downs assets, which formed the basis of the eventual American Racing investment. At February 28, 2006, accrued and unpaid dividends totaled $59,178.

In order to continue to meet capital contributions to the American Racing investment the Company issued a $1,000,000 note payable pursuant to which $13,863 in accrued and unpaid interest was outstanding at February 28, 2006.

As mentioned above in January 2006, the Company, entered into $1 million of debt financing with Melillo Investments. The financing consisted of a $1 million secured promissory note and 3 million shares of the Company’s Common Stock. The note pays interest quarterly in arrears beginning on March 31, 2006 at the rate of 11% per annum and matures on the earlier of the fifth anniversary of the date of issuance or on the closing date of new debt financing of no less than $5 million.

In February 2006, TrackPower executed a $1,516,616 note bearing 12% interest per annum due and payable to Southern Tier Acquisitions II, LLC on May 29, 2006 in order to meet its obligations for capital contributions to American Racing. Subsequent to the issuance of the note payable Southern Tier acknowledged that $30,000 was owed to Trackpower by Southern Tier.

The stockholders’ equity increased from a deficiency of $413,491 as at February 28, 2005 to a surplus of $3,818,327 at February 28, 2006. The increase is attributable to:

-	1,000 Series A preferred shares, valued at $3,000,000 issued to acquire the Tioga Downs assets,

-	204,060,000 common shares issued for proceeds of $2,040,600 and further subscriptions for 89,880,000 common shares (for proceeds of $898,800) but not issued as of February 28, 2006,

-
3,000,000 common shares issued for consulting services provided valued at $80,800 (of which $26,800 were provided in the prior and therefore had been recorded in common stock subscribed at February 28, 2006,

-	3,000,000 shares of common stock issued as a commitment fee under a financing valued at $81,000,

-	an increase in the accumulated deficit arising from the $1,842,582 loss for the year.

The material terms of the Preferred Stock are as follows:
Designation:	Series A 8% Convertible Cumulative Preferred Stock
Amount:	$3 million,
Number of Shares:	1,000
Initial Value:	$3,000/share
Term:	5 years
Dividends:	8% of Initial Value payable semi-annually in cash, cumulative
Redemption:	Redeemable at anytime for Initial Value, plus accrued and unpaid dividends.
Voting Rights:	None
Seniority:	Senior to all previously issued and future securities
Liquidation Preference:	Upon occurrence of a liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, 125% of Initial Value.
Conversion:	$.03 conversion rate, (i.e. 1 share of Preferred Stock with an Initial Value of $3,000 will convert into 100,000 shares of the Company’s Common Stock).
Anti-Dilution Protection or Price Protection:	None

Liquidity and Capital Resources

During fiscal 2006, the Company used $1,254,573 in cash from operating activities primarily as a result of operating losses. Cash provided by financing activities during fiscal 2006 amounted to $5,420,274, which resulted from private placements of shares of the Company’s common stock totaling $2,939,400 and the issuance of notes payable totaling $3,335,937 offset by a repayment of notes payable of $849,341 and a decrease in bank overdraft of $5,742. Cash used in investing activities totaled $3,555,896 and represented capital contributions to investments of $3,570,966. The Company also acquired additional investments valued at $41,525 and received gross proceeds of $56,595 on disposal of investments.

The revenues of the Company during the year ended February 28, 2006 were zero therefore did not play a significant role in financing operations. Management expects to begin receiving distributions from the American Racing investment during fiscal 2007.

The Company continues to be successful in raising sufficient funds to offset operating losses. The Company issued 204,060,000 common shares under private placements for total proceeds of $2,040,600. In addition the Company received common stock subscriptions totaling $909,200 at year end for which stock certificates totaling 90,920,000 common shares had not been issued as of February 28, 2006. There can be no assurance that the Company’s ability to raise through private placements will continue.

Management is hopeful that the future business direction of the Company will substantially decrease the history of operating losses and provide the ability to improve the Company’s liquidity. The Company will require additional capital over the next year in order to satisfy existing liabilities and to provide further capital contributions to its investments. Failure to obtain such capital could adversely impact the Company's operations and prospects.

Off-balance sheet arrangements.

The Company does not have any off balance sheet arrangements.

Inflation

The effect of inflation on the Company has not been significant during the last two fiscal years.

Item 7. Financial Statements

Report of Independent Registered Auditors

To the Stockholders of

TrackPower, Inc.

We have audited the accompanying balance sheet of TrackPower, Inc., as of February 28, 2006, and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended February 28, 2006 and February 28, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TrackPower, Inc. at February 28, 2006, and the results of its operations and its cash flows for the years ended February 28, 2006 and February 28, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At February 28, 2006 the Company had a working capital deficit of $1,795,633 which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plans in regard to these matters are also discussed in note 1.

Toronto, Ontario June 14, 2006	/s/ Mintz & Partners, LLP Chartered Accountants

TRACKPOWER, INC.

Balance Sheet
February 28, 2006

Assets

Current assets
Cash and cash equivalents	$609,804
Prepaid expenses	50,000
Total current assets	659,804

Office equipment, at cost, net of accumulated depreciation of $8,625 (note 4)	2,978
Deferred financing costs	78,300
Investments (note 3)	6,532,682

Total assets	$7,273,764

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$261,403
Due to related parties (note 7)	287,143
Accrued expenses
Professional fees	73,134
Other	253,100
Preferred dividends payable (note 9)	59,178
Accrued interest	13,863
Notes payable (note 5)	1,507,616
Total current liabilities	2,455,437

Notes payable (note 5)	1,000,000

Total liabilities	$3,455,437

Commitments and contingencies (note 10)

Stockholders’ equity (note 9)
Series A 8% convertible preferred stock, $3,000 initial value, no par value, unlimited shares authorized, 1,000 shares issued and outstanding	3,000,000
Common stock, $.0001 par value; unlimited shares authorized, 468,052,951 shares issued and outstanding	46,805
Additional paid-in capital	26,866,267
Common stock subscribed (note 9)	909,200
Accumulated deficit	(27,003,945)
Total stockholders’ equity	3,818,327

Total liabilities and stockholders’ equity	$7,273,764

See notes to financial statements

TRACKPOWER, INC.

Statement of Operations

	Year Ended
	February 28, 2006	February 28, 2005

Revenues	$-	$-

Costs and expenses
Wages and consulting fees	705,526	108,483
Management fees - related party (note 7)	196,750	120,000
Professional fees	322,981	110,208
General and administrative	177,787	96,808
Depreciation and amortization	1,796	6,893
Interest expense (notes 5 and 6)	18,846	21,564
Non-cash financing expenses (note 6)	-	26,842
Gain on disposal of investments (note 3)	(33,484)	-
Loss on disposal of assets	-	3,542
Loss on settlement of lawsuit	245,600	-
Share of loss of equity accounted investment (note 3)	116,698	-

Total costs and expenses	1,752,500	479,483

Net loss	(1,752,500)	(479,483)

Preferred dividends (note 9)	90,082	-

Net loss applicable to common shareholders	$(1,842,582)	$(479,483)

Loss per share of common stock (note 2(i))	$(0.005)	$(0.002)

Weighted average number of common shares outstanding	385,546,283	235,797,029

See notes to financial statements

TRACKPOWER, INC.

Statement of Changes in Stockholders’ Equity
For Years Ended February 28, 2006 and February 28, 2005

	Preferred Stock		Common stock		Additional Paid-in Capital	Common Stock Subscribed	Accumulated (Deficit)	Total
	Shares	Amount	Shares	Amount

Balance, February 29, 2004	-	$-	218,831,703	$21,883	$23,666,847	$137,000	$(24,681,880)	$(856,150)

Debenture conversion to common stock	-	-	2,441,248	244	552,656	-	-	552,900
Private placements	-	-	31,720,000	3,172	314,028	(37,000)	-	280,200
Common stock subscribed	-	-	-	-	-	10,400	-	10,400
Issuable shares for consulting services	-	-	-	-	-	26,800	-	26,800
Issuance of shares in settlement of liabilities	-	-	2,500,000	250	99,750	(100,000)	-	-
Issuance of shares to acquire investment	-	-	2,500,000	250	24,750	-	-	25,000
Adjustment arising from additional common stock issued to former debenture holders pursuant to conversion of debentures (note 6)	-	-	-	-	26,842	-	-	26,842
Net loss for the year ended February 28, 2005	-	-	-	-	-	-	(479,483)	(479,483)
Balance, February 28, 2005	-	$-	257,992,951	$25,799	$24,684,873	$37,200	$(25,161,363)	$(413,491)

Common stock subscribed	-	-	-	-	-	2,939,400	-	2,939,400
Common stock private placements	-	-	204,060,000	20,406	2,020,194	(2,040,600)	-	-
Preferred stock issued to acquire assets	1,000	3,000,000	-	-	-	-	-	3,000,000
Shares issued for consulting services	-	-	3,000,000	300	80,500	(26,800)	-	54,000
Shares issued as a commitment fee for a financing	-	-	3,000,000	300	80,700	-	-	81,000
Net loss for the year ended February 28, 2006	-	-	-	-	-	-	(1,842,582)	(1,842,582)
Balance, February 28, 2006	1,000	$3,000,000	468,052,951	$46,805	$26,866,267	$909,200	$(27,003,945)	$3,818,327

See notes to financial statements

TRACKPOWER, INC.

Statement of Cash Flows

	Year Ended
	February 28, 2006	February 28, 2005
Operating activities
Net (loss)	$(1,842,582)	$(479,483)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation and amortization	1,796	6,893
Realized gain on disposal of investments	(33,484)	-
Non-cash financing expense	-	26,842
Equity accounted investment	116,698	-
Loss on disposal of assets	-	3,542
Issuance of common stock for consulting services	83,500	26,800
Common stock issuable for consulting services	243,218	-
Changes in:
Prepaid expenses	(56,700)	-
Due to related parties	(67,818)	-
Preferred dividends payable	59,178	-
Accounts payable	60,218	42,598
Accrued expenses	201,503	58,419
Net cash (used) in operating activities	(1,254,573)	(314,389)
Investing activities
Acquisition of investments	(41,526)	-
Proceeds on disposal of investments	56,595	-
Capital contributions to investments	(3,570,966)	-
Net cash (used in) investing activities	(3,555,897)	-
Financing activities
Proceeds from private placements	2,939,400	290,600
Issuance of notes payable	3,335,937	-
Repayment of notes payable	(849,341)	-
Increase (decrease) in bank overdraft	(5,742)	5,742
Net cash provided by financing activities	5,420,274	296,342

Increase (decrease) in cash and cash equivalents	609,804	(18,047)

Cash and cash equivalents, beginning of year	-	18,047

Cash and cash equivalents, end of year	$609,804	$-

Non-cash activities:
During 2006 the Company:
•	Issued 1,000,000 shares of its common shares, valued at $26,800 for investor relations consulting services provided.
•	Issued 2,000,000 shares of its common stock, valued at $54,000 for Tioga Downs strategic consulting services provided.
•	Issued 3,000,000 shares of its common stock, valued at $81,000 as a commitment fee for the issuance of a $1,000,000 long term promissory note of which $2,700 has been amortized prior to year end.
•	Agreed to issue 9,008,089 shares of its common shares, valued at $243,218, under a consulting services agreement.
During 2005 the Company:
•
Recorded non-cash financing expense of $26,842 representing the cost of issuing additional shares of its common stock for improved conversion rights for accrued and unpaid interest on certain convertible debentures (note 6).

•	Entered into an agreement to issue 1,000,000 shares of its common stock for consulting services provided valued at $26,800, which at February 28, 2005 was recorded in common stock subscribed.
•	Issued 2,441,248 shares of its common stock upon conversion of long-term debt, which amounted to $552,900 in principal and accrued interest.
•	Exchanged 2,500,000 shares of its common stock for a convertible debenture having a face value of $25,000.

The Company did not make any cash interest or tax payments during fiscal 2006 and 2005.

See notes to financial statements

TRACKPOWER, INC.

Notes to Financial Statements
February 28, 2006

Note 1 - Description of Business and Basis of Presentation

GOING CONCERN BASIS OF PRESENTATION

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has a working capital deficit of $1,795,633 at February 28, 2006. As a result, substantial doubt exists about the Company’s ability to continue to fund future operations using its existing resources.

In order to meet its near term obligations and provide the necessary funding for future operations, the Company will have to raise additional financing.

DESCRIPTION OF BUSINESS

TrackPower, Inc., (the Company) was incorporated under the laws of the State of Wyoming on June 30, 1993. TrackPower’s present business strategy and direction is to evaluate horseracing industry related opportunities.

As of February 28, 2006 the Company holds a 25% investment in American Racing and Entertainment, LLC. (Note 12) and a minority interest in Baymount Incorporated. (Note 3)

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

b.	Investments

The Company’s investments consist of common stock of a public Canadian company and a membership interest in a private New York Limited Liability Company. The common shares of the Canadian public company are considered as “held to maturity investments” and are recorded at amortized cost. Any unrealized losses which are considered “other than temporary” are classified as realized losses through operations.The investment in the private New York Limited Liability Company is accounted for using the equity method.

c.	Depreciation

Depreciation of office equipment is computed over its estimated useful lives ranging from three to five years using the straight-line method.

d.	Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Deferred taxes are provided for the temporary differences between the financial reporting basis and the tax reporting basis of the Company’s assets and liabilities. A valuation allowance is recorded for deferred tax assets when management determines it is more likely than not that such assets will not be realized.

TRACKPOWER, INC.

Notes to Financial Statements (continued)
February 28, 2006

e.	Fair value of financial instruments

Accounts payable, accrued expenses, and notes payable are carried in the financial statements at amounts which approximate fair value.

f.	Advertising costs

The Company expenses the costs of advertising as incurred. Advertising expense amounted to $7,350 and $1,251 for fiscal 2006 and 2005, respectively.

g.	Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers cash and all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

h.	Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and investments. The Company places its cash with high quality financial institutions. At no time during the year did the balance at one financial institution exceed insured limits.

i.	Net loss per share

For both 2006 and 2005, net loss per share has been computed using the net loss for the year divided by the weighted average number of shares outstanding.

Diluted loss per share is not presented as the effects of convertible debentures, warrants and options are anti-dilutive.

j.	Foreign currency

Assets and liabilities are translated at the exchange rate at the balance sheet date and expenses are translated at the exchange rate at the date those elements are recognized.

Note 3 - Investments

Baymount Incorporated

In August 2005 Academy Capital Corp. (a TSX Venture Exchange public entity) acquired all of the issued and outstanding common shares of Baymount Incorporated (a private entity) on the basis of two Academy Capital shares for one Baymount share. At the time the Company held 1,020,000 Baymount shares and accordingly the shares were exchanged for 2,040,000 Academy shares. During the year ended February 28, 2006, the Company acquired 200,000 additional shares of Academy for a cash payment of $41,525. As part of the acquisition transaction Academy changed its name to Baymount Incorporated. Lastly during the year ended February 28, 2006, the Company sold 510,000 common shares of Baymount for net proceeds of $56,595 and recorded a realized gain on disposal of $33,484.

As of February 28, 2006, the Company holds 1,730,000 common shares of Baymount Incorporated. The Company also holds the following warrants of Baymount: (i) 200,000 warrants that have vested and are exercisable at a price of CAD$0.20 per common share until May 11, 2006; (ii) 400,000 warrants that are exercisable at a price of CAD$0.30 per common share and vest on the date that Wheat City Horse Park receives regulatory approval for a horseracing license in the Province of Manitoba; and (iii) 400,000 warrants that are exercisable at a price of CAD$0.40 per common share and vest on the date that Wheat City receives from its auditors an audited consolidated financial statement evidencing that Wheat City’s cash flow for the previous financial year was positive.

TRACKPOWER, INC.

Notes to Financial Statements (continued)
February 28, 2006

The fair value of the investment, based on the closing share price of Baymount on April 7, 2006 of $0.18 (CAD$0.21), exceeds the carrying value of $78,414.

American Racing and Entertainment, LLC.

On October 14, 2005, the Company issued $3,000,000 Series A 8% Convertible Cumulative Preferred Stock to acquire a 50% membership interest in Tioga Downs Racetrack, LLC (“TDRLLC”) (an entity which owned Tioga Downs Racetrack) from Asolare II LLC. The other 50% member of TDRLLC was Southern Tier Acquisition II, LLC. On November 8, 2005, the Company entered into agreements with Southern Tier Acquisition II, LLC and Nevada Gold NY, Inc. (a wholly owned subsidiary of Nevada Gold & Casinos, Inc. AMEX:UWN) pursuant to which on November 28, 2005, the Company exchanged its 50% membership interest in Tioga Downs Racetrack, LLC (“TDRLLC”) for a 25% membership interest in American Racing and Entertainment, LLC (“American Racing”). On March 1, 2006, the Company reduced its ownership interest in American Racing from 25% to 20% as a result of a $20,000,000 investment ($5,000,000 by way of equity and $15,000,000 by way of proposed indebtedness) in American Racing by Oneida Entertainment LLC. Since the formation of TDRLLC and subsequent transfer to American Racing, the Company has made capital contributions totaling $3,570,966 ($1,516,616 of which was made by Southern Tier Acquisition II, LLC on behalf of Trackpower - Note 5).

American Racing owns Tioga Downs racetrack and on May 1, 2006 acquired Vernon Downs racetrack. The Tioga Downs and Vernon Downs facilities are being renovated and will reopen as horseracing and electronic gaming facilities. The members of American Racing are assisting in the development of the properties and in the event that proposed debt financing is not sufficient to complete the projects, each of the parties may be required to make additional material capital contributions. Due to the Company’s ability to exhibit significant influence over the day to day business affairs of American Racing, the Company uses the equity method to account for its investment in American Racing.

The carrying value of the Company’s investment in American Racing at February 28, 2006 was as follows:

Acquisition cost of Tioga Downs interest	$3,000,000

Capital contributions to Tioga Downs Racetrack, LLC or American Racing	3,570,966

Total	$6,570,966

Less: Membership share of losses	116,698

Carry value as of February 28, 2006	$6,454,268

The $116,698 membership share of losses represents the Company’s portion of losses for the period since acquisition on October 14, 2005 to December 31, 2005. The losses of TDRLLC from October 14, 2005 to November 28, 2005 were $113,540 of which the Company 50% ($56,770) was to the account of the Company and the losses of American Racing were $239,713 of which 25% ($59,928) were to the account of the Company.

TRACKPOWER, INC.

Notes to Financial Statements (continued)
February 28, 2006

The fiscal year end of American Racing is December 31st and accordingly the equity portion of losses recorded by the Company was up to December 31, 2005. Subsequent to February 28, 2006 the Company made an additional $300,000 capital contribution to American Racing.

Note 4 - Office equipment

	Historical Cost	Accumulated Depreciation	Net Book Value

Office equipment	$11,603	$(8,625)	$2,978

Note 5 - Notes payable

February 28, 2006

SIG Communications Partnership 10% unsecured promissory note	$21,000

Southern Tier Acquisition II, LLC, 12% secured promissory note, due May 29, 2006, net of credit (Note 3)	1,486,616

Melillo Investments, 11% 5 year secured promissory note	1,000,000

Total	$2,507,616

Less: current portion	1,507,616

Long term portion	$1,000,000

SIG Communications Partnership Promissory Note

10% promissory note due to SIG Communications Partnership in the amount of $20,000 (excluding an interest accrual of $1,000). The SIG Communications Partnership note and related accrued interest was due May 16, 2000. During fiscal 2002, accrued interest of $4,500 was added to the note principal. The Company agreed to repay the outstanding balance in monthly payments of $3,500. At February 28, 2006, $3,500 has been repaid. The Company is in default of its agreement.

Southern Tier Acquisition II, LLC Promissory Note

On February 27, 2006 the Company issued a $1,516,616 12% secured promissory note to Southern Tier Acquisition II, LLC (a member of American Racing and Entertainment, LLC) due May 29, 2006. Southern Tier made a capital contribution to American Racing on behalf of Trackpower. Pursuant to the terms of the note 23% of the Company’s membership interest in American Racing is assigned to Southern Tier. Subsequent to the issuance of the note Southern Tier agreed that the Company was owed a $30,000 credit for amounts paid by Trackpower on behalf of TDRLLC. This note was satisfied subsequent to year end (Note 12).

Melillo Investments Promissory Note

On January 13, 2006, the Company issued a $1,000,000 11% secured promissory note to Melillo Investments pursuant to a financing. The financing consisted of a $1 million loan and a commitment fee of 3,000,000 shares of the Company’s common stock. The promissory note pays interest quarterly in arrears beginning on March 31, 2006 at the rate of 11% per annum. The promissory note matures on the earlier of the fifth anniversary of the date of issuance or on the closing date of new debt financing of no less than $5 million. Additionally, the Company entered into a pledge and security agreement to secure the promissory note providing as collateral all of TrackPower’s 20% membership interest in American Racing. Two of the Company’s directors executed a limited personal guaranty agreement whereby they both individually guaranteed the obligations of the Company under promissory note. Upon the occurrence of certain events, the guaranties will be limited to only the interest payable under the promissory note for the first twelve months from the date of the promissory note.

As at February 28, 2006 the Company was in default under the Melillo promissory for having incurred additional indebtedness without the prior consent of Melillo Investments.

TRACKPOWER, INC.

Notes to Financial Statements (continued)
February 28, 2006

Note 6 - Convertible debentures

8% Senior Subordinated Convertible Debentures

On October 31, 2004, during fiscal 2005, the Company’s senior subordinated convertible debentures matured. Debentures totaling $306,000 in principal plus accrued and unpaid interest of $121,757 were converted into 855,514 common shares of the Company and 855,514 warrants to purchase common shares at $0.75 per share at any time over the next three years. In addition other debentures having principal of $90,000 plus accrued and unpaid interest of $35,143 were converted on a special basis (whereby the conversion rate on accrued interest was reduced from $0.50 to $0.025) to 1,585,734 common shares and 250,286 warrants to purchase common shares at $0.75 per share at any time over the next three years. The Company recognized non-cash financing expense of nil (2005 - $26,842) representing the fair value of the incremental number of shares received in the special conversion.

Note 7 - Related party transactions

Periodically, the Company advances funds and pays expenses on behalf of related parties and funds are advanced and expenses are paid by related parties on behalf of the Company. These transactions result in non-interest bearing payables or receivables to related parties.

On October 14, 2005, the Company acquired a 50% interest in Tioga Downs Racetrack, LLC from Asolare II, LLC in exchange for $3,000,000 Series A convertible preferred stock. Asolare II, LLC is considered a related party due to two of directors of the Company also being members of Asolare.

At February 28, 2006, amounts due to related parties were:

February 28, 2006

Officers and directors	$240,501
Wireless Age Communications, Inc.	24,434
Asolare II, LLC	22,208

Total	$287,143

Amounts owed to the Company’s CEO and director represent cash and stock based compensation offset by a receivable associated with cash compensation paid by a related party. Pursuant to the terms of a Letter Memorandum between the Company’s CEO and the Company, the Company is obligated to issue a 9,008,089 (6,700,824 shares within 90 days of May 1, 2005 and 2,307,265 shares on January 5, 2006) shares of the Company’s common stock, valued at $243,218, as partial consideration for services rendered. The Company’s CEO was also owed cash compensation of $25,000 on February 28, 2006 and also owed the Company $30,000 in compensation paid to him by Tioga Downs Racetrack, LLC an entity in which the Company has an indirect membership interest. The common shares were issued to the Company’s CEO in May 2006. A director of the Company and has guaranteed a vehicle lease entered into by the Company. This director receives a guarantee fee representing 7.5% of the outstanding obligation.

TRACKPOWER, INC.

Notes to Financial Statements (continued)
February 28, 2006

Amounts owed to Wireless Age Communications, Inc. (an entity with an officer in common with the Company) arise from financial accounting services provided to the Company. The Company is obligated to pay CAD$250 per hour to Wireless Age Communications, Inc. for the services of the Company’s CFO.

Asolare II, LLC is an entity in which two directors of the Company are members. Amounts due to Asolare II, LLC primarily represent Asloare paying certain expenses of the Company.

Pursuant to a management services agreement, the Company pays $15,000 per month to Simmonds Mercantile and Management, Inc. (an entity solely owned by a director of the Company) for the strategic consulting services of the chairman of the board. The Company is also obligated to pay Medallion Corporate Services, an entity owned by an officer of the Company, a monthly fee of $5,350 for corporate secretarial services.

Note 8 - Income taxes

The temporary differences between financial reporting and income tax purposes, are primarily net operating loss carryforwards for income tax purposes.

As of February 28, 2006, the deferred tax assets and valuation allowances are summarized as follows:

Deferred tax assets resulting from
operating loss carryforwards	$9,880,000
Valuation allowance	(9,880,000)
$-

A full valuation allowance has been established against the deferred tax assets, as utilization of the loss carryforwards and realization of other deferred tax assets cannot be reasonably assured.

The Company has available net operating loss (“NOL”) carryforwards of approximately $26,000,000 resulting from accumulated operating losses through fiscal 2006. The NOL carryforwards for tax reporting purposes expire in various amounts through the year 2026.

The use of all of the Company’s NOL’s could be limited if, among other things, changes in ownership as defined under Section 382 of the Internal Revenue Code, occur.

In addition, the NOL’s are not final and are subject to the filing of tax returns and approval by the Internal Revenue Service.

Reconciliation’s between the statutory federal income tax rate and the Company's effective income tax rate were as follows:

Year Ended February 28,	2006

Effective income tax rate	38%

The total provision for income taxes differs from that amount which would be computed by applying the United States income tax rate to income (loss) before provision for income taxes. The reasons for these differences are as follows:

Year Ended February 28,	2006

Expected income tax provision	(700,181)
Other timing differences	168,181
Increase in valuation allowance	532,000

Current income tax provision	-

Note 9 - Stockholders’ equity

Common Stock

The Company has the authority to issue an unlimited number of shares of common stock, par value $.0001 per share. The holders of shares of common stock are entitled to receive notice of, attend and vote at all meetings of the stockholders. Each share of common stock carries one vote at such meetings.

As of February 28, 2006, there were 468,052,951 shares of common stock issued and outstanding.

TRACKPOWER, INC.

Notes to Financial Statements (continued)
February 28, 2006

During fiscal 2006, the Company issued 204,060,000 shares of its common stock under private placements at $0.01 per share for total proceeds of $2,040,600 and received common stock subscriptions representing additional proceeds of $909,200 for an additional 90,920,000 at $0.01 per share, for which certificates have not yet been issued. In addition, the Company issued 3,000,000 shares of its common stock for consulting services valued at $86,500 ($26,800 of which was recorded in common stock subscribed at February 28, 2005) and 3,000,000 shares of its common stock as a commitment fee on a financing (Note 5).

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

Preferred Stock

The Company has the authority to issue an unlimited number of shares of preferred stock, no par value. The Company has issued 1,000 Series A, 8% convertible preferred shares outstanding. The shares have an initial value of $3,000 and no par value. The preferred shares are redeemable and convertible into common shares at $0.03 per share (i.e. one preferred share with an initial value of $3,000 converts into 100,000 common shares), are senior to all other equity securities of the Company, pay 8% dividends semi-annually (cumulative) in cash and have a term of 5 years. Upon occurrence of a liquidation, dissolution or winding up of the Company the preferred shares convert to 125% of initial value. The preferred shares have no voting rights.

Stock options

The Company has no stock option plans.

Warrants

The following is a summary of warrant activity for fiscal 2006 and 2005:

	Number of Shares to Purchase under Warrants	Expiry Date

Balance, February 29, 2004	10,965,327
Issued	1,105,800	October 31, 2007
Expired	(10,556,110)
Balance, February 28, 2005	1,515,017
Issued	102,030,000	Between April 30, 2008 and February 28, 2009
Expired	(305,247)
Balance, February 28, 2006	103,239,770

TRACKPOWER, INC.

Notes to Financial Statements (continued)
February 28, 2006

Warrants outstanding at February 28, 2006 consists of the following:

Issue Date	Expiration Date	Exercise Price	Number of Shares

August 31, 2003	August 31, 2006	0.75	25,770
October 8, 2003	October 8, 2006	0.75	39,100
October 31, 2003	October 31, 2006	0.75	39,100
November 1, 2004	October 31, 2007	0.75	1,105,800
April 30, 2005	April 30, 2008	0.04	4,520,000
May 31, 2005	May 31, 2008	0.04	36,350,000
June 30, 2005	June 30, 2008	0.04	34,310,000
July 31, 2005	July 31, 2008	0.04	3,550,000
August 31, 2005	August 31, 2008	0.04	500,000
September 30, 2005	September 30, 2008	0.04	500,000
November 30, 2005	November 30, 2008	0.04	3,250,000
January 31, 2006	January 31, 2009	0.04	17,250,000
February 28, 2006	February 28, 2009	0.04	1,800,000
			103,239,770

Should all outstanding warrants be exercised, the total additional consideration available to the Company is approximately $4,988,528. A maximum of 103,239,770 common shares would be issued.

Note 10 - Commitments and contingencies

Commitments

The Company is committed under two vehicle leases one of which expires December 2006 and the other in July 2008. Total monthly lease payments are approximately $2,785. Minimum annual lease payments for the years ended February 28, 2007, 2008 and 2009 total $30,344, $14,964 and $6,235, respectively.

Management fees

The Company accrues $15,000 per month for the management services of certain executives to a related party (Note 7).

Contingencies

Litigation

The Company had a judgment totaling $261,625 served against it by a former consultant of the Company involving a dispute over a consulting agreement. The Company unsuccessfully attempted to have the judgment overturned and settled the judgment on May 2, 2006 with a cash payment of $125,000 and 4,500,000 shares of the Company’s common stock valued at $120,600. The Company provided $245,600 as a loss on the settlement of the lawsuit in the statement of operations at February 28, 2006.

Melillo Promissory Note

As at February 28, 2006 the Company was in default under the Melillo promissory note for having incurred additional indebtedness. The loss, if any, arising from this default will be reorganized in the period it is incurred.

Note 11 - Segmented information

During fiscal 2006 the Company operated in one segment - investing in horseracing track ownership opportunities.

TRACKPOWER, INC.

Notes to Financial Statements (continued)
February 28, 2006

Note 12 - Subsequent events

Reduction in American Racing and Entertainment Membership Interest

On March 1, 2006, the Company reduced its ownership interest in American Racing from 25% to 20% as a result of a $20,000,000 investment ($5,000,000 by way of equity and $15,000,000 by way of proposed indebtedness) in American Racing by Oneida Entertainment LLC (Note 3).

Repayment of $1,516,616 Southern Tier Note

Between May 3 and May 26, 2006 the Company transferred $1,405,000 to Southern Tier on the $1,516,616 12% note which was due May 29, 2006 (Note 7). The Company also paid $42,266 in accrued interest. The Company also deducted $111,000 in costs incurred by Trackpower on behalf of Tioga Downs Racetrack, LLC.

Item 8A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal year covered by this Annual Report on Form 10-KSB. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-KSB are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that the information required to be disclosed in the reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in internal controls.

Management of the Company has also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year covered by this Annual Report on Form 10-KSB. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the fiscal year covered by this Annual Report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information.

On January 18, 2006, the Company was notified that on January 11, 2006 the Secretary of State of Wyoming accepted and filed the Company’s Articles of Amendment to the Article of Incorporation wherein the designation of preferences for the Series A Cumulative Preferred Stock was filed and established.

As at February 28, 2006, the Company was in technical default under the Melillo Investments promissory note due to having incurred additional indebtedness without the prior consent of Melillo Investments.

Part III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Information required by this Item will be set forth in either (i) the Company’s definitive proxy statement on Schedule 14A for the 2006 Annual Meeting of Stockholders, or (ii) an amendment to this Report on Form 10-KSB/A, which in either case will be filed with the Securities and Exchange Commission no later than 120 days after February 28, 2006, and which information is incorporated herein by reference.

Item 10.	EXECUTIVE COMPENSATION
Information required by this Item will be set forth in either (i) the Company’s definitive proxy statement Schedule 14A for the 2006 Annual Meeting of Stockholders, or (ii) an amendment to this Report on Form 10-KSB/A, which in either case will be filed with the Securities and Exchange Commission no later than 120 days after February 28, 2006, and which information is incorporated herein by reference.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item will be set forth in either (i) the Company’s definitive proxy statement Schedule 14A for the 2006 Annual Meeting of Stockholders, or (ii) an amendment to this Report on Form 10-KSB/A, which in either case will be filed with the Securities and Exchange Commission no later than 120 days after February 28, 2006, and which information is incorporated herein by reference.

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item will be set forth in either (i) the Company’s definitive proxy statement Schedule 14A for the 2006 Annual Meeting of Stockholders, or (ii) an amendment to this Report on Form 10-KSB/A, which in either case will be filed with the Securities and Exchange Commission no later than 120 days after February 28, 2006, and which information is incorporated herein by reference.

Item 13.   Exhibits

Exhibit	Document

3	Articles of Incorporation and Bylaws
3.01	Articles of Incorporation of the Company, as filed with the Wyoming Secretary of State on June 30, 1993 (incorporated by reference to Exhibit 3.1 to report on Form 8-K dated July 14, 1993).
3.02	Articles of Amendment of American Digital Communications, Inc. as filed with the Wyoming Secretary of State on September 7, 1999.*
3.03	Articles of Amendment of TrackPower, Inc. filed with the Wyoming Secretary of State on January 11, 2006 and filed herein.
3.04	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to report on Form 8-K dated July 14, 1993).
4	Instruments Establishing Rights of Security Holders
4.01	Specimen Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to report on Form 8-K dated July 14, 1993).
10	Material Contracts
10.01
Letter Memorandum between Edward Tracy and the Company dated May 11, 2005, effective May 1, 2005, (incorporated by reference to Exhibit 10.10 of the Registrant's Form 10KSB/A Amendment No. 1 for the fiscal year ended February 28, 2005.)

Exhibit	Document

10.02
Asset Purchase Agreement between the Registrant and Asolare II, LLC dated October 14, 2005 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated October 12, 2005).

10.03
Operating Agreement of American Racing and Entertainment, LLC between the Registrant, Southern Tier Acquisition II, LLC and Nevada Gold NY, Inc. dated November 8, 2005 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated November 8, 2005).

10.04
Contribution Agreement between the Registrant, Southern Tier Acquisition, LLC, American Racing and Entertainment, LLC and Nevada Gold and Casinos, Inc. dated November 8, 2005 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated November 8, 2005).

10.05
Promissory Note issued by Registrant to Southern Tier Acquisitions, LLC dated November 15, 2005 (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K dated November 8, 2005).

10.06
Pledge and Security Agreement between the Registrant and Southern Tier Acquisitions, LLC dated November 15, 2005 (incorporated by reference to Exhibit 10. 4 of the Registrant’s Current Report on Form 8-K dated November 8, 2005).

10.07
Capital Contribution Agreement between the Registrant and Southern Tier Acquisitions, LLC dated November 14, 2005 (incorporated by reference to Exhibit 10. 5 of the Registrant’s Current Report on Form 8-K dated November 8, 2005).

10.08	Promissory Note dated January 11, 2006 payable to Melillo Investments filed herein.
10.09	Promissory Note dated January 27, 2006 payable to Southern Tier Acquisitions II, LLC filed herein.
10.10	Amended and Restated Operating Agreement dated February 27, 2006 of American Racing and Entertainment, LLC. filed herein.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.

SIGNATURES

In accordance with sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: June 14, 2006

TRACKPOWER, INC.
By:
/s/ Edward M. Tracy
Edward M. Tracy, President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Edward M. Tracy
Edward M. Tracy	President, Chief Executive Officer and Director (principal executive officer)	June 14, 2006

/s/ John G. Simmonds
John G. Simmonds	Chairman and Director	June 14, 2006

/s/ Kenneth J. Adelberg
Kenneth J. Adelberg	Director	June 14, 2006

/s/ James Ahearn
James Ahearn	Director	June 14, 2006

/s/ Gary N. Hokkanen
Gary N. Hokkanen	Chief Financial Officer	June 14, 2006

Index of Exhibits

3.01	Articles of Incorporation of the Company, as filed with the Wyoming Secretary of State on June 30, 1993 (incorporated by reference to Exhibit 3.1 to report on Form 8-K dated July 14, 1993).
3.02	Articles of Amendment of American Digital Communications, Inc. as filed with the Wyoming Secretary of State on September 7, 1999.*
3.03	Articles of Amendment of TrackPower, Inc. filed with the Wyoming Secretary of State on January 11, 2006 and filed herein.
3.04	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to report on Form 8-K dated July 14, 1993).
10.01
Letter Memorandum between Edward Tracy and the Company dated May 11, 2005, effective May 1, 2005, (incorporated by reference to Exhibit 10.10 of the Registrant's Form 10KSB/A Amendment No. 1 for the fiscal year ended February 28, 2005.)

10.02
Asset Purchase Agreement between the Registrant and Asolare II, LLC dated October 14, 2005 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated October 12, 2005).

10.03
Operating Agreement of American Racing and Entertainment, LLC between the Registrant, Southern Tier Acquisition II, LLC and Nevada Gold NY, Inc. dated November 8, 2005 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated November 8, 2005).

10.04
Contribution Agreement between the Registrant, Southern Tier Acquisition, LLC, American Racing and Entertainment, LLC and Nevada Gold and Casinos, Inc. dated November 8, 2005 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated November 8, 2005).

10.05
Promissory Note issued by Registrant to Southern Tier Acquisitions, LLC dated November 15, 2005 (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K dated November 8, 2005).

10.06
Pledge and Security Agreement between the Registrant and Southern Tier Acquisitions, LLC dated November 15, 2005 (incorporated by reference to Exhibit 10. 4 of the Registrant’s Current Report on Form 8-K dated November 8, 2005).

10.07
Capital Contribution Agreement between the Registrant and Southern Tier Acquisitions, LLC dated November 14, 2005 (incorporated by reference to Exhibit 10. 5 of the Registrant’s Current Report on Form 8-K dated November 8, 2005).

10.08	Promissory Note dated January 11, 2006 payable to Melillo Investments filed herein.
10.09	Promissory Note dated January 27, 2006 payable to Southern Tier Acquisitions II, LLC filed herein.
10.10	Amended and Restated Operating Agreement dated February 27, 2006 of American Racing and Entertainment, LLC. filed herein.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.