Form 10KSB/A
period 2006-02-28
TRACKPOWER INC
filed 2006-06-28
CIK 819927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-KSB/A
(Amendment No. 1)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ____________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

The issuer’s revenues for the fiscal year ended February 28, 2006 were $0.

Based on the average bid and asked price of $.024 and $.0245, respectively, on June 23, 2006, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was $12,733,569.

As of June 23, 2006, the number of shares outstanding of the registrant’s Common Stock was 712,981,040 shares.

Indicate by check mark whether the Company is using the Transitional Small Business Disclosure Format. ☐

Indicate by check mark whether the Company is an accelerated filer (as defined in Rule 12b-2 of the Act)   Yes  ☐   No  ☒

Explanatory Note: This amendment on Form 10-KSB/A to the Annual Report on Form 10-KSB of TrackPower, Inc. (the “Company”) for the fiscal year ended February 28, 2006 (the “Original Filing”), which was filed with the Securities and Exchange Commission (“SEC”) on June 14, 2006, is being filed to include Part III.

Part III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following persons are all of the directors and executive officers of TrackPower, Inc. (the “Company” or “TrackPower”):

Directors

The number of directors comprising our board of directors (the “Board”) is currently four. Each Board member holds office for a term of one year or until his or her respective successor has been duly elected and qualified.

John G. Simmonds, 55, was appointed Chairman of the Board, Director and Chief Executive Officer of the Company effective January 29, 1998. Mr. Simmonds resigned as CEO on May 1, 2005 concurrent with the appointment of Mr. Tracy as CEO. Mr. Simmonds was the CEO of Wireless Age Communications, Inc. for the period March 2003 to October 2005. Mr. Simmonds is currently CEO of Midland International Corporation, Newlook Industries Corp. and K-Tronik International Corporation. Mr. Simmonds has been CEO of Midland International Corporation since September 2004, Newlook Industries Corp since September 21, 2005 and K-Tronic International Corporation since June 13, 2006. In addition, Mr. Simmonds has served as a director and chief operating officer of Eiger Technology Inc. since September 21, 2005. For more than the past five years, Mr. Simmonds has been involved in the management and ownership of King Stables, a horse breeding operation in Canada. Mr. Simmonds has also served as Chairman of the Board of Directors of Phantom Fiber Corporation, for the period October, 1999 to June 2004 and as Chief Executive Officer for the period February, 2002 to June, 2004.

Kenneth J. Adelberg, 53, has been a Director of the Company since April 1, 1996. Mr. Adelberg was also a director of Wireless Age Communications, Inc. for the period March 2003 to April 2006 and has been a director of Midland International Corporation since January 2005. Mr. Adelberg’s principal occupation is President and Chief Executive Officer of HiFi House Group of Companies, a privately-held company based in Broomall, Pennsylvania, since 1978. Mr. Adelberg was a founding stockholder of US Wats, Inc., a publicly-traded company specializing in business telecommunications services, located in Bala Cynwyd, Pennsylvania, which was established in 1989. Mr. Adelberg was also a founding stockholder and director of Republic First Bank Corp, from 1989 to 2005, First Bank of Delaware from 1998 to 2005 and GSI Commerce, Inc. from 1995 to 2005, all publicly traded (NASDAQ) corporations, Mr. Adelberg serves as a member of the Board of Directors’ Audit and Compensation Committees of the Company.

Edward M. Tracy, 53, has been a Director and Chief Executive Officer of the Company since May 27, 2005. Since October 2000, Mr. Tracy has also been the CEO of the Tracy Group, a Casino Management and Development Company. The Tracy Group focuses on workout strategies, development of management and marketing strategies, and ground-up development for a variety of clients. The Tracy Group is currently engaged in several workout projects in New York as well as ground-up development in Pennsylvania. Prior to forming the Tracy Group, Mr. Tracy has had over twenty years of management and development experience in the gaming and hospitality industry. His experience includes serving as Chairman and CEO of Capital Gaming, a multi-jurisdictional manager of Native American and Riverboat Casinos. Mr. Tracy also served as CEO of the Trump Organization, which organization includes casino, hotel and entertainment entities. During his tenure at the Trump Organization, Mr. Tracy was responsible for managing over 13,500 employees, 3,000 luxury rooms and 240,000 square feet of casino space, which produced annual revenues in excess of $1 billion.

James F. Ahearn, 65, has been a Director of the Company since October 2005. Mr. Ahearn is a veteran of over twenty five years with the Federal Bureau of Investigation, the last 17 years of which were in top executive capacities heading various field divisions throughout the United States. Following early retirement from the Bureau in 1994 Mr. Ahearn entered the private sector by accepting a position as Chief Operating Officer for Capital Gaming, Inc. He was called upon to completely re-vamp a newly acquired subsidiary specializing in Indian gaming, while at the same time overseeing the construction of several casinos on tribal lands located in various parts of the Western United States. After successfully completing the construction phase, Mr. Ahearn supervised the daily operations of all the properties. After five years of leading the subsidiary, Mr. Ahearn left to form a management consulting firm, Corporate Integrity Services, Inc. in Scottsdale, Arizona which performed a variety of services for the business community, particularly in gaming and related matters. In 2003, Mr. Ahearn, together with four partners, established Worldwide Hospitality Management and Marketing, Inc., (a private entity) whose aim is to take advantage of the newly acquired disposable wealth of the emerging Chinese upper middle class. Mr. Ahearn is currently Chairman and Chief Executive Officer of the company. Mr. Ahearn ended his association with Worldwide Hospitality Management and Marketing, Inc. at the close of 2005 and is no longer associated with that company. Mr. Ahearn is a graduate of St. John’s University, Queens, N.Y. with a degree in Management/Marketing. He is also a graduate of the University of Nevada, Reno, Institute for the Study of Gambling and Commercial Gaming, a Masters level program in gaming and hospitality issues. In addition to currently serving as Chairman of Worldwide Hospitality Management and Marketing, Inc. Mr. Ahearn is a past Chairman of the FBI Citizens Academy Foundation.

Gary N. Hokkanen, Chief Financial Officer, 50, has served as the Company's CFO since May 27, 2005. Mr. Hokkanen also is currently and has been CFO of Wireless Age Communications, Inc., a retail and wholesale distributor of wireless communications products since May 2003. On October 15, 2004, Mr. Hokkanen was appointed CFO of Midland International Corporation, a development stage company involved in development of a low cost disposable cellular phone and continues to serve in such capacity. From January 2001 to April 2003, Mr. Hokkanen was the CFO of IRMG Inc., a Toronto based financial management consulting firm. Mr. Hokkanen served as CFO of Simmonds Capital Limited, a diversified communications distributor from July 1998 to January 2001 and served as CFO of TrackPower Inc. from February 1998 to June 2001. For the period April 1996 to July 1998, Mr. Hokkanen served as Treasurer of Simmonds Capital Limited.

Carrie J. Weiler, Vice President and Corporate Secretary, 47, was appointed during February 1998. In her various roles she served as Vice President of Corporate Development which included Administration and Human Resources for Simmonds Capital Limited, a diversified communications distributor since 1994, she has served as Corporate Secretary of Midland International Corporation, a development stage company involved in development of a low cost disposable cellular phone, since October 2004 and she has served as Secretary of Wireless Age Communications, Inc. since May 2003.

Board and Committee Information

Information concerning the two Committees maintained by the Board of Directors is set forth below.

The audit and compensation committees are the standing committees of the Board. The fiscal year 2006 and 2007 committees are comprised as follows:

2006 Audit Committee	2006 Compensation Committee
Kenneth Adelberg (Chair)	Kenneth Adelberg (Chair)
John Simmonds	John Simmonds

The current committees are comprised as follows:
2007 Audit Committee	2007 Compensation Committee
Kenneth Adelberg (Chair)	Kenneth Adelberg (Chair)
John Simmonds	John Simmonds

The audit committee of the Board (the “Audit Committee”) held 4 meetings during fiscal 2006. The Audit Committee, among other things, recommends the Company’s independent auditors, reviews the Company’s financial statements, reports and recommendations regarding the adequacy of internal accounting controls made by the independent auditors and considers such other matters with respect to the accounting, auditing and financial reporting procedures as it may deem appropriate or as may be brought to its attention.

The Audit Committee acts, in accordance with section 3(a)(58)(A) of the Exchange Act, under a written charter adopted and approved by the Board on May 27, 2005 setting out the roles and responsibilities the Committee is to perform. The Board has determined that Mr. Adelberg, is an “Independent Director, as such terms are defined under the regulations promulgated by the Securities and Exchange Commission. However, the Audit Committee does not have a member that serves as a “financial expert”. The Company is in the early stages of development with no revenue in the past two year and therefore been unable to attract a financial expert to sit on the Board of Directors and Audit Committee. A copy of the Audit Committee Charter was attached as an Exhibit to Annual Report on Form 10KSB/A Amendment No. 1 for the fiscal year ended February 28, 2005.. The Audit Committee is composed of outside directors who are not officers or employees of the Company or its subsidiaries.

Board of Directors Independence

The Board reviews the relationships that each director has with the Company and other parties. Pursuant to Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act, the Board of Directors has adopted the definition of an Independent Director as set forth in Section 4200 of the Nasdaq Stock Market Marketplace Rules. After evaluating this definition, the Board has determined that two of its current four members are “independent”. These directors are Messrs. Kenneth Adelberg and James Ahearn. Independent members of our Board meet in executive session without management present, and are scheduled to do so at least two times per year.

Shareholder Communications

The Board of Directors believes that it is important for our shareholders to have a process to send confidential communications directly to the board as a whole and to the Independent Directors in particular. Accordingly, shareholders desiring to send a communication to the Board of Directors, or to a specific director, may do so by delivering a letter to the Secretary of the Company at the Company’s principal offices as set forth on the cover page to this Amendment to the Annual Report on Form 10-KSB. The mailing envelope must contain a clear notation indicating that the enclosed letter is a “stockholder-board communication” or “stockholder director-specific” communication.” All such letters must identify the author and clearly state whether the intended recipients of the letter are all members of our Board of Directors or certain specified individual directors. To the extent indicated as addressed, the Secretary will observe any requests for confidentiality and forward such correspondence unopened directly to a specific director. With respect to correspondence addressed to the Board as a whole or to a group of directors or a specific committee, the Secretary will open such communications and make copies, and then circulate them to the appropriate director or directors. Notwithstanding the foregoing, the Company shall reserve the right to open all correspondence as it believes reasonably necessary to assure the safety and personal privacy of all directors..

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, as well as other Affiliates of the Company, to file certain reports of ownership with the Securities and Exchange Commission within specified time periods. Such officers, directors and shareholders are also required by Securities and Exchange Commission rules to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of such forms, all requirements received by the Company, or written representations from certain reporting persons, the Company believes that for fiscal 2006, all Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders were met, except for the following late filings: . These delinquent filings will be brought current within ten (10) business days.

Code of Ethics

The Board of Directors has adopted a Code of Ethics, which applies to the Company’s executive and financial officers and financial professionals. The Code of Ethics is attached herein as Exhibit 14.

You can obtain copies of our current committee charters and Code of Ethics by writing to our Corporate Secretary at 765 15th Sideroad, King City, Ontario, Canada, L7B 1K5, who shall provide copies without charge to any person.

Item 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation for services in all capacities for the fiscal years ended February 28, 2006, February 28, 2005 and February 29, 2004 of those persons who were, during all or part of the fiscal year ended February 28, 2006, executive officers of the Company.

Securities
	Annual Compensation							Stock Awards
Name and Principal Position	Year	Salary		Bonus	Other Annual Compensation

Edward M. Tracy, President and CEO (1)	2006 2005 2004		$323,628 - -	None None None				$243,218(1) - -
John G. Simmonds, Chairman of the Board, CEO and CFO (2)	2006 2005 2004	$ $ $	223,600 244,565 83,167	None None None	$ $ $	61,022(2 16,833(2 15,858(2	) ) )
Gary N. Hokkanen, CFO (3)	2006 2005 2004		$141,604 - -	None None None		$4,362(3) - -

(1)
Mr. Tracy was appointed CEO on May 1, 2005 being paid $50,000 per month. Pursuant to the terms of Mr. Tracy’s compensation letter memorandum he was to be paid other compensation during fiscal 2006 of 2.5% of the outstanding number of shares as of May 1, 2005 and .5% of the outstanding number of shares on January 5, 2006. The May 1, 2005 allotment totaled 6,700,824 shares of the Company’s common stock valued at $180,922 and the January 5, 2006 allotment totaled 2,307,265 shares valued at $62,296.

(2)
Mr. Simmonds resigned as CEO on May 1, 2005 and resigned as CFO on May 27, 2005. Mr. Simmonds was compensated in 2006 pursuant to the terms of a management services agreement between Simmonds Mercantile and Management Inc. (“SMMI”) and the Company. Management fees paid for the executive management services of such officers of the Company under the management services agreement totaled $170,000 during fiscal year 2006. Mr. Simmonds currently devotes, or may devote in the future, a portion of his working time to the management of other entities. The amounts shown on the chart above reflect the total amounts paid by SMMI to Mr. Simmonds in the fiscal years 2004-2006, although some portion of that compensation was for services performed for entities other than the Company. Since October 1, 2005, Simmonds Mercantile & Management Inc. was paid a management fee in the amount of $15,000 per month. Mr. Simmonds owns 100% of SMMI. Other annual compensation includes an automobile allowance of $12,022 and director fees paid in the amount of $49,000.

(3)
Mr. Hokkanen was appointed CFO on May 27, 2005. Mr. Hokkanen was compensated during fiscal 2006 through two sources. Prior to October 2005 Mr. Hokkanen was paid through the management services agreement between SMMI referred to above in (2). After October 1, 2005 Mr. Hokkanen was paid by Wireless Age Communications, Inc. which has a management services agreement with the Company for the services of Mr. Hokkanen. Pursuant to the agreement the Company pays Wireless Age Communications, Inc. CAD$250 per hour for Mr. Hokkanen’s services as CFO. The amounts shown on the chart above reflect the total amounts paid by SMMI to Mr. Hokkanen up to and including September 30, 2005 and the amounts paid by Wireless Age Communications, Inc. after September 30, 2005. Other annual compensation includes an automobile allowance.

Compensation of Directors
Fees

The following fees were paid to Directors of the Company during fiscal 2006. Board members are also reimbursed for all expenses associated with attending Board or Committee meetings.

F Fee for each Board meeting	$500
F Fee for each telephone meeting	$500
Fee for each Committee meeting	$500

Employment Contracts and Termination of Employment and Change of Control Arrangements

Other than as described below, the Company does not have any employment agreements with any of its current officers.

The Company entered into a Letter Memorandum with Mr. Tracy effective May 1, 2005, pursuant to which Mr. Tracy was appointed President and Chief Executive Officer. The Letter Memorandum was intended to be replaced with a more formal compensation agreement within 60 days of the effective date. However, this has not occurred. Mr. Tracy is responsible the development of gaming entities. The term of the agreement is 5 years, calls for monthly compensation of $50,000 including all customary benefits. The Company and Mr. Tracy agreed that he would be entitled to a performance bonus which shall be mutually agreed upon in due course. Pursuant to the agreement Mr. Tracy or his designee shall receive common stock representing 2.5% of the outstanding stock as of May 1, 2005 and 0.5% annually for the next 5 years. The Company also agreed to pay Mr. Tracy a minimum success fee of $250,000 in the event the Company obtains minimum financing of $25,000,000. In the event the Company obtains more than $25,000,000 Mr. Tracy shall be entitled to an additional fee of 1% of the excess. The agreement is assignable subject to the consent of Mr. Tracy.

No retirement, pension or similar program has been adopted by the Company.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER
MATTERS

Securities authorized for issuance under equity compensation plans.

The Company has no equity compensation plans, including individual compensation arrangements under which equity securities of the Company are authorized for issuance, nor have any stock options been granted.

Security Ownership of Certain Beneficial Owners

Set forth below is certain information with respect to persons known by the Company to own beneficially, as of June 23, 2006, 5% or more of the outstanding shares of its Common Stock:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)
Paul Marsiglio (2) C/O 35 King Street East Toronto, Ontario	193,743,250	22.9%
Brian Usher-Jones (3) 81 Glengowan Road Toronto, Ontario	175,000,000	20.9%
Asolare II, LLC. (4) 421 New Karner Road Albany, NY 12212	100,000,000	12.3%

(1)	Based on 712,981,040 shares outstanding June 23, 2006.

(2)
Includes; a) 10,750,000 common shares held directly, b) 8,750,000 common shares held by Mr. Marsiglio’s spouse Catherine Doncaster, c) 3,500,000 common shares held by Mr. Marsiglio’s daughter Katarina Marsiglio, d) 3,500,000 common shares held by Mr. Marsiglio’s son Joshua Marsiglio, e) 15,155,200 common shares held by Marsiglio Enterprises Inc., an entity solely owned by Mr. Marsiglio, f) 16,500,000 common shares held by Catarina Developments, solely owned by Mr. Marsiglio, g) 4,340,300 common shares held by 623970 Ontario Limited, an entity solely owned by Mr. Marsiglio, h) warrants to purchase 31,247,750 common shares at $0.04 per share and i) and 1000 shares of Series A 8% Convertible Cumulative Preferred Stock convertible into 100 million shares of common stock held by Asolare II, LLC.

(3)
Includes; a) 50,000,000 common shares held by Mr. Usher-Jones’ spouse, Alexa Usher-Jones directly, b) warrants to purchase 25,000,000 common shares at $0.04 per share and c) and 1000 shares of Series A 8% Convertible Cumulative Preferred Stock convertible into 100 million shares of common stock held by Asolare II, LLC.

(4)	Includes 1000 shares of Series A 8% Convertible Cumulative Preferred Stock convertible into 100 million shares of common stock.

Security Ownership of Management

The following table sets forth the beneficial ownership of Common Stock of the Company as of June 23, 2006, by each director, each executive officer named in the Summary Compensation Table, and by all directors and executive officers of the Company as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Common Stock (2)
John G. Simmonds (2) 1640 16th Sideroad, King City, Ontario, Canada L7B 1A3	115,601,878	14.2%
Kenneth J. Adelberg (3) 609 Longchamps Dr. Devon PA 19333	153,498,686	18.6%
Edward M. Tracy 729 Morningglory Dr. Southampton, PA 18966	7,008,089	1.0%
James F. Ahearn 4711 E Jaegar Rd Phoenix, AZ 85050	500,000	Less than 1%
Gary N. Hokkanen 76 Bronte Road, Thornhill, Ontario, Canada L3T 7J4	740,000	Less than 1%
All Executive Officers and Directors as a group (consisting of 5 persons)	177,348,653	21.5%

(1)	Based on 712,981,040 shares outstanding at June 23, 2006.

(2)
Includes; a) 9,681,878 common shares held directly, b) 4,470,000 common shares held by 1500450 Ontario Limited, an entity solely owned by Mr. Simmonds, c) 500,000 common shares held by 1331994 Ontario Limited, an entity solely owned by Mr. Simmonds, d) 200,000 common shares held by Mr. Simmonds’ spouse, Deborah Simmonds, e) warrants to purchase 750,000 common shares at $0.04 per share at any time prior to May 26, 2008 held by 1500450 Ontario Limited and f) and 1000 shares of Series A 8% Convertible Cumulative Preferred Stock convertible into 100 million shares of common stock held by Asolare II, LLC.

(3)
Includes; a)40,998,686 common shares held directly, b) warrants to purchase 12,500,000 common shares at $0.04 per share and c) 1000 shares of Series A 8% Convertible Cumulative Preferred Stock convertible into 100 million shares of common stock held by Asolare II, LLC..

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Executive management services have been provided to the Company by John G. Simmonds (former CEO and President and present chairman of the Board), and Carrie J. Weiler (Vice President and Corporate Secretary) in each of fiscal years ending 2005 and 2006. For the period January 1, 2004 to April 30, 2005, the Company paid $10,000 per month for such management services to Simmonds Mercantile and Management Inc. (“SMMI”) pursuant to an agreement with SMMI. Effective May 1, 2005 this monthly fee was increased to $15,000 and the agreement was amended to cover the services of Gary Hokkanen as CFO. SMMI is a private management services company providing services to several private and public entities. Mr. Simmonds is the sole owner of SMMI. On October 1, 2005 the management services agreement was verbally amended to be for the strategic consulting services of Mr. Simmonds only. Effective October 1, 2005, Ms. Weiler entered into a consulting agreement pursuant to which the Company was obligated to pay $5,350 per month for her services. The Company also contracted with Wireless Age Communications, Inc. on October 1, 2005, for the services of Mr. Hokkanen at a fee of CAD$250 per hour.

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

Baymount Incorporated (formerly known as Diversified Racing Investments Inc.) is an entity co-founded by Mr. John Simmonds, Mr. Simmonds’ son Graham Simmonds and others, in which Mr. John Simmonds has a minority interest. The Company acquired from Baymount Incorporation $75,000 of Baymount Corporation convertible debentures in exchange for; 1) $25,000 cash, 2) 2,500,000 shares of the Company’s common stock and 3) a racehorse valued at $10,000. In June 2004, the debentures were converted into 1,020,000 common shares of Baymount.

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

The Company also entered into a joint venture with Baymount Incorporated to develop a horse racetrack in Brandon Manitoba Canada knows as the Wheat City Horse Park. Under the joint venture TrackPower obtained a 42.5% interest in the project On May 11, 2005, Baymount acquired the Company’s 42.5% interest in the Wheat City joint venture from TrackPower in exchange for: (i) 200,000 warrants that have vested and are exercisable at a price of CAD$0.20 per common share until May 11, 2006; (ii) 400,000 warrants that are exercisable at a price of CAD$0.30 per common share and vest on the date that Wheat City Horse Park receives regulatory approval for a horseracing license in the Province of Manitoba; and (iii) 400,000 warrants that are exercisable at a price of CAD$0.40 per common share and vest on the date that Wheat City receives from its auditors an audited consolidated financial statement evidencing that Wheat City’s cash flow for the previous financial year was positive.

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
3.03
Articles of Amendment of TrackPower, Inc. filed with the Wyoming Secretary of State on January 11, 2006 (incorporated by reference to Exhibit 3.03 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended February 28, 2006.

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

Exhibit	Document

10.08	Promissory Note dated January 11, 2006 payable to Melillo Investments (incorporated by reference to Exhibit 10.08 of the Registrant’s Form 10KSB for the year ended February 28, 2006).
10.09	Promissory Note dated January 27, 2006 payable to Southern Tier Acquisitions II, LLC (incorporated by reference to Exhibit 10.09 of the Registrant’s Form 10KSB for the year ended February 28, 2006).
10.10
Amended and Restated Operating Agreement dated February 27, 2006 of American Racing and Entertainment, LLC. (incorporated by reference to Exhibit 10.10 of the Registrant’s Form 10KSB for the year ended February 28, 2006).

14	Code of Ethics filed herein.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.

 Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

On May 27, 2005, the Audit Committee adopted a pre-approval Policy (“Policy”) governing the approval of all audit and non-audit services performed by the independent auditor in order to ensure that performance of such service does not impair the auditors independence.

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

Fees

The following table sets forth the aggregate fees billed by the Company’s independent auditors for fiscal years 2004 and 2005:

Year	Audit Fees(1)	Audit Related	Tax	Other Fees	Total
2005	$31,036	Nil	Nil	Nil	$31,036
2006	$32,485	Nil	Nil	Nil	$32,485

(1)  Includes annual audit and quarterly reviews.

SIGNATURES

      In accordance with sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereto duly authorized individual.

TRACKPOWER, INC.

Date: June 28, 2006	By:	/s/ Edward M. Tracy
Edward M. Tracy
President, Chief Executive Officer

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Edward Tracy
Edward M. Tracy	President, Chief Executive Officer and Director	June 28, 2006

/s/ John Simmonds
John G. Simmonds	Chairman of the Board and Director	June 28, 2006

/s/ Kenneth Adelberg
Kenneth J. Adelberg	Director	June 28, 2006

/s/ James Ahearn
James F. Ahearn	Director	June 28, 2006

/s/ Gary Hokkanen
Gary N. Hokkanen	Chief Financial Officer	June 28, 2006

Index of Exhibits

3.01	Articles of Incorporation of the Company, as filed with the Wyoming Secretary of State on June 30, 1993 (incorporated by reference to Exhibit 3.1 to report on Form 8-K dated July 14, 1993).
3.02	Articles of Amendment of American Digital Communications, Inc. as filed with the Wyoming Secretary of State on September 7, 1999.*
3.03
Articles of Amendment of TrackPower, Inc. filed with the Wyoming Secretary of State on January 11, 2006 (incorporated by reference to Exhibit 3.03 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended February 28, 2006.

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

10.08	Promissory Note dated January 11, 2006 payable to Melillo Investments (incorporated by reference to Exhibit 10.09 of the Registrant’s Form 10KSB for the year ended February 28, 2006).
10.09	Promissory Note dated January 27, 2006 payable to Southern Tier Acquisitions II, LLC (incorporated by reference to Exhibit 10.09 of the Registrant’s Form 10KSB for the year ended February 28, 2006).
10.10
Amended and Restated Operating Agreement dated February 27, 2006 of American Racing and Entertainment, LLC. (incorporated by reference to Exhibit 10.09 of the Registrant’s Form 10KSB for the year ended February 28, 2006).

14	Code of Ethics filed herein.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.