Form 10QSB
period 2006-05-31
TRACKPOWER INC
filed 2006-07-21
CIK 819927

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549


                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the Quarterly Period Ended May 31, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the transition period from ______________ to ________________

                        Commission file number 000-28506

                                TRACKPOWER, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            WYOMING                                               13-3411167
(State or Other Jurisdiction                                   (I.R.S. Employer
      of Incorporation)                                      Identification No.)

                                 67 WALL STREET
                         SUITE 2211, NEW YORK, NY 10005
                    (Address of Principal Executive Offices)

                                 (212) 804-5704
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

The  number  of  shares  of  common  stock  outstanding  as of  July  21,  2006:
712,981,040

Transitional Small Business Disclosure format (Check one): Yes |_| No |X|

                                TRACKPOWER, INC.


                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (unaudited)
                Condensed Balance Sheet................................       3
                Condensed Statements of Operations.....................       4
                Condensed Statements of Stockholders' Equity...........       5
                Condensed Statements of Cash Flows.....................       6
                Notes to Condensed Financial Statements................       7

Item 2.  Management's Discussion and Analysis or Plan of Operation.....      13


Item 3.  Controls and Procedures.......................................      18


PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities.......................      20

[Item 5. Other Information.............................................      20

Item 6.  Exhibits .....................................................      21


Signatures and Certifications...........................................     23

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS.


                                TRACKPOWER, INC.
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)
                                  May 31, 2006

ASSETS
Current Assets:
   Cash                                                                           $      32,629
   Prepaid expenses                                                                      20,006
                                                                                  -------------
Total current assets                                                                     52,635
                                                                                  -------------
Office equipment                                                                         21,913
   Less: Accumulated depreciation                                                       (14,296)
                                                                                  -------------
       Net office equipment                                                               7,617

Due from related parties                                                                 42,367
Deferred financing costs                                                                 74,250
Investments                                                                           6,211,614
                                                                                  -------------
TOTAL ASSETS                                                                      $   6,388,483
                                                                                  -------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                               $     296,401
     Due to related parties                                                             253,408
   Accrued professional fees                                                             64,716
   Accrued interest                                                                      60,650
     Accrued directors' fees                                                             11,250
   Note payable                                                                          21,000
                                                                                  -------------
Total current liabilities                                                               707,425
                                                                                  -------------

     Note payable                                                                     1,000,000

                                                                                  -------------
Total liabilities                                                                     1,707,425
                                                                                  -------------

Shareholders' equity:
   Series A 8% convertible preferred  stock, $3,000 initial value, no par
   value, unlimited shares authorized, 1,000 shares issued and outstanding            3,000,000
   Common stock, $.0001 par value; unlimited shares authorized,
   684,981,040 shares, issued and outstanding                                            68,498
   Additional paid in capital                                                        29,153,578
   Common stock subscribed                                                              370,000
   Accumulated deficit                                                              (27,911,018)
                                                                                  -------------
       Total shareholders' equity                                                     4,681,058
                                                                                  -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $   6,388,483
                                                                                  -------------
                See accompanying notes to financial statements.

                                TRACKPOWER, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Three Months Ended
                                                                    May 31,
                                                             2006             2005
                                                        -------------    -------------
 Revenues:                                              $          --    $          --

 Costs and expenses:
     Wages and consulting fees                                158,731           60,078
     Management and consulting fees, related party             61,234           35,000
       Professional fees                                      157,930           23,814
       General and administrative                              72,018           31,570
     Interest                                                  75,412               --
     Depreciation and amortization                                187              265
     Share of loss of equity accounted investment             321,068               --
                                                        -------------    -------------
     Total costs and expenses                                 846,580          150,727

 Net loss                                                    (846,580)        (150,727)

     Preferred dividends                                       60,493               --
                                                        -------------    -------------

 Net loss applicable to common shareholders             $    (907,073)   $    (150,727)
                                                        =============    =============

 Loss per share of common stock:
 Weighted average number of common shares outstanding     552,880,965      275,129,618
 Loss per share                                         $     (0.0016)   $     (0.0005)

                See accompanying notes to financial statements.

                                TRACKPOWER, INC.
                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                   Common Stock
                                         --------------------------------
                                                                                   Common              Additional
                                                                                    Stock               Paid-in
                                            Shares              Amount            Subscribed            Capital
                                         ------------        ------------        ------------         ------------
Balance, February 28, 2005                257,992,951        $     25,799        $     37,200         $ 24,684,873

Common stock issued in connection
with private placements                    81,740,000               8,174                  --              809,226

Common stock issued for
consulting services provided                1,000,000                 100             (26,800)              26,700

Common stock subscribed                            --                  --             564,800                   --

Loss for the three month period
 ended May 31, 2005                                --                  --                  --                   --

                                         ------------        ------------        ------------         ------------
Balance, May 31, 2005                     340,732,951        $     34,073        $    575,200         $ 25,520,799
                                         ------------        ------------        ------------         ------------


                                                                Total
                                         Accumulated         Stockholders'
                                           Deficit       (Deficiency)/Equity
                                         ------------         ------------
Balance, February 28, 2005               $(25,161,363)        $   (413,491)

Common stock issued in connection
with private placements                            --              817,400

Common stock issued for
consulting services provided                       --                   --

Common stock subscribed                            --              564,800

Loss for the three month period
 ended May 31, 2005                          (150,727)            (150,727)

                                         ------------         ------------
Balance, May 31, 2005                    $(25,312,090)        $    817,982
                                         ------------         ------------


                                           ------------------------------      ---------------- -------------
                                                  Preferred Stock                      Common Stock
                                           ------------------------------      ---------------- -------------
                                                                                                                      Common
                                                                                                                       Stock
                                              Shares            Amount            Shares            Amount           Subscribed
                                           ------------      ------------      ------------      ------------       ------------

Balance, February 28, 2006                        1,000      $  3,000,000       468,052,951      $     46,805       $    909,200


Common stock issued in connection
with private placements                              --                         202,920,000            20,292          (909,200)

Common stock issued pursuant to
compensation arrangement                             --                           9,008,089               901                --

Common stock issued for consulting
services provided                                    --                             500,000                50                --

Common stock issued in lawsuit
settlement                                           --                           4,500,000               450                --

Common stock subscribed                              --                                  --                --           370,000

Loss for the three month period ended
  May 31, 2006                                       --                                  --                --                --

                                           ------------      ------------      ------------      ------------       ------------
Balance, May 31, 2006                             1,000      $  3,000,000       684,981,040      $     68,498       $    370,000
                                           ------------      ------------      ------------      ------------       ------------


                                             Additional                                Total
                                              Paid-in          Accumulated         Stockholders'
                                              Capital             Deficit       (Deficiency)/Equity
                                            ------------       ------------       ------------

Balance, February 28, 2006                 $ 26,866,267       $(27,003,945)      $  3,818,327


Common stock issued in connection
with private placements                       1,906,893                --          1,017,985

Common stock issued pursuant to
compensation arrangement                        242,318                --            243,218

Common stock issued for consulting
services provided                                17,950                --             18,000

Common stock issued in lawsuit
settlement                                      120,150                --            120,600

Common stock subscribed                              --                --            370,000

Loss for the three month period ended
  May 31, 2006                                       --          (907,073)          (907,073)

                                           ------------       ------------       ------------
Balance, May 31, 2006                      $ 29,153,578       $(27,911,018)      $  4,681,058
                                           ------------       ------------       ------------

                See accompanying notes to financial statements.

                                TRACKPOWER, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Three Months Ended
                                                                     May 31,

                                                                2006             2005
                                                            -----------      -----------
   NET CASH FROM OPERATIONS
       Net (loss)                                           $  (907,073)     $  (150,727)
       Adjustments to reconcile net (loss)
         to net cash used in operating activities:
            Depreciation and amortization                           187              265
            Loss in equity accounted investment                 321,068               --
            Common stock issued for consulting services          18,000               --
            provided
            Amortization of deferred financing costs              4,050               --
        Changes in:
            Prepaid expenses                                     29,994           (2,519)
            Due from/to related parties                         167,116               --
            Preferred dividends payable                         (59,178)              --
            Accounts payable and accrued expenses               (47,883)           8,513
                                                            -----------      -----------
   Net cash used in operating activities                       (473,719)        (144,468)
                                                            -----------      -----------

   CASH FLOWS FROM INVESTING ACTIVITIES:
             Purchase of office equipment                        (4,826)              --
             Acquisition of investment                               --          (41,525)
             Increase in due from/to related parties                 --         (407,761)
             Capital contributions to investments                    --         (714,876)
                                                            -----------      -----------
   Net cash used in investing activities                         (4,826)      (1,164,162)
                                                            -----------      -----------

   CASH FLOWS FROM FINANCING ACTIVITIES:
             Repayment of notes payable                      (1,486,616)              --
             Decrease in bank indebtedness                           --           (5,742)
             Proceeds on issuance of common stock             1,017,986          817,400
             Proceeds from common stock subscribed              370,000          564,800
                                                            -----------      -----------
   Net cash provided by financing activities                    (98,630)       1,376,458
                                                            -----------      -----------

                                                            -----------      -----------
   Increase in cash                                            (577,175)          67,828
                                                            -----------      -----------
   CASH,  beginning of period                               $   609,804               --
                                                            -----------      -----------
   CASH,  end of period                                     $    32,629      $    67,828
                                                            -----------      -----------

Noncash activities:

During the three month period ended May 31, 2006, the Company issued 500,000 shares of its common stock, valued at $18,000 for consulting services provided, 9,008,089 common shares, valued at $243,218 to an officer pursuant to a compensation arrangement and 4,500,000 common shares, valued at $120,600, as part of a lawsuit settlement.

During the three month period ended May 31, 2005, the Company issued 1,000,000 shares of its common stock, valued at $26,800 for investor relations consulting services provided.


                See accompanying notes to financial statements.

                                TRACKPOWER, INC.

                     Notes to Condensed Financial Statements
                                  May 31, 2006

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      NATURE OF BUSINESS

      TrackPower's present business strategy and direction is primarily to acquire interests in horseracing tracks and also to evaluate other horseracing industry opportunities.

      BASIS OF PRESENTATION

      The accompanying unaudited financial statements of TrackPower, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310 (b) of Regulation S-B. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended May 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended February 28, 2006.

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

At May 31, 2006, amounts due from related parties were:

                                                       May 31, 2006
                                                       ------------

    Entities with certain common directors
     and/or officers                                     $  42,367
                                                         ---------

    Total                                                $  42,367
                                                         ---------



At May 31, 2006, amounts due to related parties were:

                                                       May 31, 2006
                                                       ------------

    Officers and directors                               $  50,418
    Entities with certain common directors
    and/or officers                                        202,990
                                                         ---------

    Total                                                $ 253,408
                                                        ----------


Amounts due to or from related parties are non-interest bearing, unsecured and do not have any specific repayment terms.

      INVESTMENTS

      Baymount Incorporated

      As of May 31, 2006, the Company holds 1,730,000 common shares of Baymount Incorporated. The Company also holds the following warrants of Baymount: (i) 200,000 warrants that have vested and are exercisable at a price of CAD$0.20 per common share until May 11, 2006; (ii) 400,000 warrants that are exercisable at a price of CAD$0.30 per common share and vest on the date that Wheat City Horse Park receives regulatory approval for a horseracing license in the Province of Manitoba; and (iii) 400,000 warrants that are exercisable at a price of CAD$0.40 per common share and vest on the date that Wheat City receives from its auditors an audited consolidated financial statement evidencing that Wheat City's cash flow for the previous financial year was positive.

      The fair value of the investment, based on the closing share price of Baymount on July7, 2006 of $0.13 (CAD$0.145), exceeds the carrying value of $78,414 by $146,486.

      American Racing and Entertainment, LLC.

      On October 14, 2005, the Company issued $3,000,000 Series A 8% Convertible Cumulative Preferred Stock to acquire a 50% membership interest in Tioga Downs Racetrack, LLC ("TDRLLC") (an entity which owned Tioga Downs Racetrack) from Asolare II LLC, a related party due to two directors of the Company also being members of Asolare II. The other 50% member of TDRLLC was Southern Tier Acquisition II, LLC. On November 8, 2005, the Company entered into agreements with Southern Tier Acquisition II, LLC and Nevada Gold NY, Inc. (a wholly owned subsidiary of Nevada Gold & Casinos, Inc. AMEX:UWN) pursuant to which on November 28, 2005, the Company exchanged its 50% membership interest in Tioga Downs Racetrack, LLC ("TDRLLC") for a 25% membership interest in American Racing and Entertainment, LLC ("American Racing"). On March 1, 2006, the Company reduced its ownership interest in American Racing from 25% to 20% as a result of a $20,000,000 investment ($5,000,000 by way of equity and $15,000,000 by way of proposed indebtedness) in American Racing by Oneida Entertainment LLC. Since the formation of TDRLLC and subsequent transfer to American Racing, the Company has made capital contributions totaling $3,570,966 ($1,516,616 of which was made by Southern Tier Acquisition II, LLC on behalf of TrackPower).

American Racing owns Tioga Downs racetrack and on May 1, 2006 acquired Vernon Downs racetrack. The Tioga Downs and Vernon Downs facilities are being renovated and will reopen as horseracing and electronic gaming facilities. The members of American Racing are assisting in the development of the properties and in the event that proposed debt financing is not sufficient to complete the projects, each of the parties may be required to make additional material capital contributions. Due to the Company's ability to exhibit significant influence over the day to day business affairs of American Racing, the Company uses the equity method to account for its investment in American Racing.

The carrying value of the Company's investment in American Racing at May 31, 2006 was as follows:


             Acquisition cost of Tioga Downs interest       $      3,000,000

             Capital contributions to Tioga Downs
             Racetrack, LLC or American Racing                     3,570,966
                                                               --------------

             Total                                          $      6,570,966

             Less: Membership share of losses since
             acquisition
             October 15, 2005 to December 31, 2005                   116,698
             January 1, 2006 to March 31, 2006                       321,068
                                                               --------------
             Total                                                   437,766
                                                               --------------

             Carry value as of May 31, 2006                 $      6,133,200
                                                               --------------


The $437,766 membership share of losses represents the Company's portion of losses for the period since acquisition on October 14, 2005 to March 31, 2006. The losses of TDRLLC from October 14, 2005 to November 28, 2005 were $113,540 of which 50% ($56,770) was to the account of the Company and the losses of American Racing from November 29 to December 31, 2005 were $239,713 of which 25% ($59,928) were to the account of the Company. The American Racing losses from January 1, 2006 to February 28, 2006 were $396,440 of which 25% ($99,160) were to the account of the Company. The losses for the month of March 2006 were $503,290, 20%, (or $100,658) of which were losses attributable to TrackPower's investment. The losses for the three month period ended March 31, 2006 also included $121,250 being TrackPower's share of a commitment fee paid by American Racing on financing.

The fiscal year end of American Racing is December 31st and accordingly the equity portion of losses recorded by the Company was up to March 31, 2006.

         NOTES PAYABLE


                                                           May 31, 2006
                                                           ------------

            SIG Communications Partnership 10% unsecured
            promissory note                                $   21,000

            Melillo Investments, 11% 5 year secured
            promissory note                                 1,000,000
                                                           ----------

            Total                                          $1,021,000

            Less: current portion                              21,000
                                                           ----------

            Long term portion                              $1,000,000
                                                           ----------


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


Melillo Investments Promissory Note

On January 13, 2006, the Company issued a $1,000,000 11% secured promissory note to Melillo Investments pursuant to a financing. The financing consisted of a $1 million loan and a commitment fee of 3,000,000 shares of the Company's common stock. The promissory note pays interest quarterly in arrears beginning on March 31, 2006 at the rate of 11% per annum. The promissory note matures on the earlier of the fifth anniversary of the date of issuance or on the closing date of new debt financing of no less than $5 million. Additionally, the Company entered into a pledge and security agreement to secure the promissory note providing as collateral all of the Company's 20% membership interest in American Racing. Two of the Company's directors executed a limited personal guaranty agreement whereby they both individually guaranteed the obligations of the Company under promissory note. Upon the occurrence of certain events, the guaranties will be limited to only the interest payable under the promissory note for the first twelve months from the date of the promissory note.

      LOSS PER SHARE

      Loss per common share is based on the weighted average number of shares outstanding during each period presented. Warrants to purchase stock are included as common stock equivalents only when dilutive.

      RELATED PARTY TRANSACTIONS

      During the quarter ended May 31, 2006, the Company paid $50,000 in compensation to two directors for their personal guarantee of a $1,000,000 note payable and $102,015 to officers and directors as a 5% success fee on private placements arising from their introductions. An entity solely owned by a director of the Company paid certain expenses on behalf of the Company totaling $178,652. The Company also pays; 1) $15,000 per month in management fees to an entity solely owned by a director of the Company for strategic consulting services, 2) $5,350 per month to an entity controlled by an officer of the Company for corporate secretarial services, 3) CAD$250 per hour to an entity in which the Company's CFO is an officer for financial consulting services.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 replaces APB No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS 154 will have a material impact on its consolidated balance sheets and statements of operations, shareholders' equity and cash flows.

FASB STATEMENT NO. 123R, SHARE BASED PAYMENT. The FASB issued SFAS No. 123R which revises SFAS No. 123 and is effective for small business issuers as of the beginning of the first interim or annual reporting period after December 31, 2005. SFAS No. 123R requires public entities to measure the cost of employment services received in exchange for an award of equity instruments on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. The Company does not anticipate that the adoption of SFAS 123R will have a material impact on its consolidated balance sheets and statements of operations, shareholders' equity and cash flows.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." which amends SFAS No. 133 and SFAS No. 140. SFAS No. 155 permits hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation to irrevocably be accounted for at fair value, with changes in fair value recognized in the statement of income. The fair value election may be applied on an instrument-by-instrument basis. SFAS No. 155 also eliminates a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. SFAS No. 155 is effective for those financial instruments acquired or issued after December 1, 2006. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument will be recognized as a cumulative-effect adjustment to beginning retained earnings. The Company does not expect the new standard to have any material impact on our financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140." SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The standard permits an entity to subsequently measure each class of servicing assets or servicing liabilities at fair value and report changes in fair value in the statement of income in the period in which the changes occur. SFAS No. 156 is effective for the Company as of December 1, 2006. The Company does not expect the new standard to have any material impact on our financial position and results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN
48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

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


         RECENT DEVELOPMENTS

ONEIDA ENTERTAINMENT INVESTMENT IN AMERICAN RACING AND ENTERTAINMENT

      On March 1, 2006, Oneida Entertainment, LLC ("Oneida") completed a $5 million equity investment in American Racing on March 1, 2006. Prior to this investment, TrackPower held a 25% ownership interest in American Racing and Southern Tier and Nevada Gold NY, Inc. (a wholly owned subsidiary of Nevada Gold & Casinos, Inc. AMEX:UWN) held the remaining 25% and 50%, respectively. In conjunction with this investment, an affiliate of Oneida provided a commitment to fund $15 million in a subordinated secured credit facility to American Racing. The closing of this credit facility is subject to certain conditions precedent and the commitment will terminate if the financing is not consummated by June 1, 2006.

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

AMERICAN RACING AND ENTERTAINMENT ACQUISITION OF VERNON DOWNS

      On May 3, 2006 the Company announced that Vernon Downs Acquisition, LLC ("VDA") completed the acquisition of Mid-State Raceway, Inc. ("Raceway"). Raceway operates Vernon Downs racetrack and is also the 100% equity holder of Mid-State Development Corp., which operates a hotel at Vernon Downs racetrack. VDA is a special purpose Delaware limited liability company owned by American Racing and Entertainment, LLC, a limited liability company in which TrackPower is a 20% member.

OPENING OF TIOGA DOWNS RACETRACK

      On June 9, Tioga Downs racetrack opened for racing, simulcasting, food and beverage and entertainment. Representatives of TrackPower, together with its business partners including local and state dignitaries, were present for a ribbon cutting ceremony.

      On June 27, 2006 the Company announced that the New York State Lottery had approved a license to operate 750 video gaming machines at Tioga Downs Raceway.

      On July 4, 2006 Tioga Downs opened the new 19,000 square foot gaming facility. Approximately 10,000 visitors enjoyed 750 video gaming machines reporting $343.00 win per unit.

PLAN OF OPERATIONS

      The Company holds a 20% membership interest in American Racing and Entertainment, LLC, a New York Limited Liability company, that is developing a horseracing and gaming facility in Nichols, New York known as Tioga Downs and is renovating another New York facility known as Vernon Downs. The Tioga Downs facility began to operate in June 2006 and the Company is in the process of reopening the Vernon Downs facility. Under the terms of the operating agreement with American Racing the Company, TrackPower and its partners are obligated to advance further amounts to the venture.

      The Company will need to raise additional cash to continue to pay its operating expenses in the next twelve months until the distribution from the new ventures exceed the day to day operating costs. The Company also plans to seek other racing and gaming opportunities in the United States.

      The Company plans to raise additional funds, in the next twelve months, through the issuance of its common stock or through a combination of equity and debt security instruments. It is anticipated that the debt security instruments will have conversion features that would cause further dilution to existing shareholders.

RESULTS OF OPERATIONS

      FOR THE THREE MONTH PERIOD ENDED MAY 31, 2006

      Total costs and expenses totaled $846,580 during the three-month period ended May 31, 2006 approximately $696,000 higher than during the three month period ended May 31, 2005.

      Wages and consulting fees were $60,078 during the three month period ended May 31, 2005 compared to $158,731 during the three month period ended May 31, 2006. The wages and consulting fees during the three month period ended May 31, 2005 represented $50,900 of employment costs of the Company's CEO, $4,071 in accounting staff employment costs and marketing consulting services of $5,107. Wages and consulting costs during the three month period ended May 31, 2006 consisted of employment costs of $111,967 (including an accrual of $37,242 representing future common stock based compensation pursuant to an employment letter memorandum) paid to the Company's CEO, financial accounting consulting costs totaling $12,606 and various consulting fees totaling $34,158.

      Management and consulting fees paid to related parties were $35,000 during the quarter ended May 31, 2005 and $61,234 in the current quarter. During the current quarter $45,000 was for the strategic consulting services of a director and $16,234 was for corporate secretarial services of an officer.

      General and administrative expenses were $31,570 during the three month period ended May 31, 2005 compared to $72,018 during the three month period ended May 31, 2006.

      Within general and administrative costs; 1) travel, meals and entertainment totaled $9,569 during the three months ended May 31, 2005 compared to $32,268 during the three month period ended May 31, 2006, 2) auto lease, repair and gasoline expenses were $10,295 during the quarter ended May 31, 2006 up from $5,715 during the three month period ended May 31, 2005, 3) rent and insurance expenses were $12,238 in the current quarter and $3,695 in the prior year, 4) corporate fees were $3,800 during the three month period ended May 31, 2005 compared to $6,664 in the comparative period in the current year, 5) directors fees were static at $3,750 in both quarters, 6) foreign exchange losses were $4,026 during the three month period ended May 31, 2005 compared to a gain of $33 during the quarter ended May 31, 2006, and 7) other miscellaneous costs totaled $6,836 during the current quarter and $1,015 in the comparative period of the prior year.

      Professional fees were $157,930 during the current quarter up significantly from $23,814 during the comparative period in the prior year. Accounting fees were $9,000 during each of the three month periods ending May 31, 2006 and 2005. Legal fees were $14,814 during the quarter ended May 31, 2005 and $98,930 during the current quarter. The increase is a result of legal fees associated with the Tioga Downs investment and higher legal fees associated with general corporate matters of a public company. The Company also incurred $50,000 in guarantee fees associated with two directors personally guaranteeing a $1,000,000 note payable.

      Amortization decreased from $265 during the three month period ended May 31, 2005 to $187 during the current quarter.

      Interest expense during the three month period ended May 31, 2006 was $75,412. Interest expenses arose from notes payable issued during fiscal 2006. Interest expense also included $4,050 of amortized deferred financing costs.

      The Company began to account for its investment in American Racing and Entertainment, LLC through the equity method effective at acquisition date on October 14, 2005. During the three month period ended May 31, 2006, the Company recorded $321,068 in losses arising from the operations of American Racing. For the period January 1 to February 28, 2006 the company recorded 25% of the losses recorded by American Racing and Entertainment and for the period March 1 to March 31, 2006 the Company recorded 20% of the consolidated losses of American Racing and Entertainment. Effective March 1, 2006, the Company's membership interest in American Racing and Entertainment decreased by 5% due to Oneida Entertainment, LLC becoming a 20% membership partner.

      The Company also accrued $60,493 as dividends on the Series A 8% Convertible Cumulative Preferred Stock issued during the quarter ended May 31, 2006.

      The Company recorded a net loss of $907,073 during the three month period ended May 31, 2006 (less than $0.01 per share) compared to a net loss of $150,727 (also less than $0.01 per share) during the comparative period in the current year.

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

Investments:

      The Company's investments consist of common stock of publicly quoted company and a membership interest in a private New York Limited Liability Company. The common stock of the publicly quoted company are considered "held to maturity" and therefore have been recorded at cost. Any unrealized losses which are considered "other than temporary" are classified as realized losses through operations. The investment in the private New York Limited Liability Company is accounted for using the equity method.


      FINANCIAL CONDITION

      During the three month period ended May 31, 2006, total assets decreased from $7,273,764 to $6,388,483. The decrease is primarily the result of reduced cash balances.

      The carrying value of the American Racing investment, of $6,133,200, consists of the original amount paid for the Tioga Downs Racetrack, LLC interest, cash amounts transferred to Tioga Downs Racetrack, LLC or American Racing less the Company's share of losses from operations.

      The Company's liabilities decreased from $3,455,437 at the beginning of the quarter to $1,707,425 at the end. The decrease is a result of the Company repaying a $1,486,616 note payable which matured on May 29, 2006.

      Accounts payable increased $261,403 at the beginning of the quarter to $296,401 at the end. The increase is attributable to higher levels of activity associated with the Company's investments. Due to related parties decreased from $287,143 at February 28, 2006 to $253,408 at May 31, 2006. Amounts owed to related parties primarily represents unpaid amounts for services rendered to the Company by related parties. Due from related parties increased from zero at February 28, 2006 to $42,367 at May 31, 2006. Amounts owed by related parties primarily represent costs and expenses paid by the Company on behalf of related parties.

      The Company settled a lawsuit with a former consultant by issuing 4,500,000 shares of the Company's common stock, valued at $120,600 and by issuing a cash payment of $125,000 during the quarter which had been fully accrued for at February 28, 2006. Accrued professional fees decreased from $73,134 at February 28, 2006 to $64,716 at May 31, 2006.

      During the year ended February 28, 2006, the Company issued $3,000,000 in Series A preferred shares to acquire the Tioga Downs assets, which formed the basis of the eventual American Racing investment.

      In order to continue to meet capital contributions to the American Racing investment the Company issued a $1,000,000 note payable, during fiscal 2006, pursuant to which $18,384 in accrued and unpaid interest was outstanding at May 31, 2006. In addition the Company accrued $42,226 in interest payments made subsequent to May 31, 2006 on a $1,486,616 note payable the principal of which was paid prior to the end of the quarter.

      As mentioned above in January 2006, the Company, entered into $1 million of debt financing with Melillo Investments. The financing consisted of a $1 million secured promissory note and 3 million shares of the Company's Common Stock. The note pays interest quarterly in arrears beginning on March 31, 2006 at the rate of 11% per annum and matures on the earlier of the fifth anniversary of the date of issuance or on the closing date of new debt financing of no less than $5 million.

      The stockholders' equity increased from $3,818,327 at February 28, 2006 to $4,681,058 at May 31, 2006. The increase is attributable to:

      - 202,920,000 common shares issued for net proceeds of $1,927,185 ($909,200 of which had been received during fiscal 2006 and recorded in common stock subscribed at February 28, 2006) and further subscriptions for 37,000,000 common shares (for proceeds of $370,000) but not issued as of May 31, 2006,

      - 500,000 common shares issued for consulting services provided valued at $18,000,

      - 9,008,089 common shares (valued at $243,218) issued to an officer and director pursuant to compensation arrangements,

      - 4,500,000 shares of common stock (valued at $120,600) issued as part of a lawsuit settlement,

      - an increase in the accumulated deficit arising from the $907,073 loss for the year.

      LIQUIDITY AND CAPITAL RESOURCES

      During the quarter ended May 31, 2006, the Company used $473,719 in cash from operating activities primarily as a result of operating losses. Cash used in financing activities during the first quarter amounted to $98,630, which resulted from private placements of shares of the Company's common stock totaling $1,387,986 offset by a repayment of notes payable of $1,486,616. Cash used in investing activities totaled $4,826 and represented capital asset acquisitions.

      The revenues of the Company during the quarter ended May 31, 2006 were zero therefore did not play a significant role in financing operations. Management expects to begin receiving distributions from the American Racing investment during fiscal 2007.

      The Company continues to be successful in raising sufficient funds to offset operating losses. The Company issued 202,920,000 common shares under private placements for total net proceeds of $1,927,185. In addition the Company received common stock subscriptions totaling $370,000 during the quarter for which stock certificates totaling 37,000,000 common shares had not been issued as of May 31, 2006. There can be no assurance that the Company's ability to raise capital through private placements will continue.

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

      ITEM 3. CONTROLS AND PROCEDURES.


As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the "Exchange Act"). Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in the Company's internal controls over financial reporting during the Company's most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES.

The Company issued the following unregistered securities during the three month period ended May 31, 2006. The offering was for one restricted common share at $0.01 per share plus one-half warrant exercisable at $0.04 at any time over the next three years.


                                                                     NUMBER OF                 NUMBER OF
                    DATE          SECURITIES SOLD TO                 SHARES                    WARRANTS
       March 1, 2006          Carrie Francey                          300,000                   150,000

       March 1, 2006          Paul Francey                            500,000                   250,000

       March 1, 2006          Stuart Cumming                          200,000                   100,000

       March 1, 2006          Scott Gerham                          1,000,000                   500,000

       March 1, 2006          Michael Scauzillo                     4,000,000                 2,000,000

       March 1, 2006          Ester Scott                          12,000,000                 6,000,000

       March 1, 2006          David Atlin & Randi Atlin             7,500,000                 3,750,000

       March 1, 2006          Catarina Developments                16,500,000                 8,250,000

      March 14, 2006          High Rock Investments                 2,000,000                 1,000,000

      March 14, 2006          Stephen Dulmage                       8,000,000                 4,000,000

      March 14, 2006          Glen Hills Holdings Ltd               4,400,000                 2,200,000

      March 14, 2006          Deer Field Investments                3,520,000                 1,760,000
      April 10, 2006          Alexa Usher-Jones                    25,000,000                12,500,000

      April 10, 2006          Frank Helmut Biemann                    970,000                   485,000

      April 10, 2006          Ted McKinney                             30,000                    15,000

        May 31, 2006          Alexa Usher-Jones                    15,000,000                 7,500,000

         May 5, 2006          Charles Schwab                        1,000,000                   500,000

        May 31, 2006          Donna Neuperger                       4,000,000                 2,000,000

         May 5, 2006          Jancar Investments                    1,000,000                   500,000

         May 5, 2006          James MacLean                        10,000,000                 5,000,000

        May 31, 2006          Jancar Investments                    2,500,000                 1,250,000

        May 31, 2006          Lawrence Aziz                         2,000,000                 1,000,000

         May 5, 2006          Northmount Capital                    2,500,000                 1,250,000

        May 31, 2006          Northmount Capital                    5,000,000                 2,500,000
        May 31, 2006          KFT, LLLP                            25,000,000                12,500,000

        May 31, 2006          Wanda McColl                          2,500,000                 1,250,000

        May 31, 2006          Brian Masulka                         2,500,000                 1,250,000

        May 31, 2006          Susan Masulka                         4,000,000                 2,000,000

        May 31, 2006          Paul Marsiglio                        6,750,000                 3,375,000

        May 31, 2006          David & Randi Atlin                   5,000,000                 2,500,000

        May 31, 2006          Ester Scott                          12,500,000                 6,250,000

        May 31, 2006          Catharine Doncaster                   6,250,000                 3,125,000

        May 31, 2006          Joshua Marsiglio                      1,000,000                   500,000

        May 31, 2006          Katarina Marsiglio                    1,000,000                   500,000

        May 31, 2006          Luigi & Angela Marsiglio              7,500,000                 3,750,000

      On May 31, 2006, the Company also issued 9,008,089 restricted common shares, valued at $243,218 to Edward Tracy, the Company's CEO pursuant to the provisions of his compensation letter memorandum.

      On May 31, 2006, the Company issued 500,000 restricted common shares, valued at $18,000 to James Ahearn, a director of the Company, for consulting services provided.

      On May 17, 2006, the Company paid $125,000 cash and issued 4,500,000 restricted common shares, valued at $120,600, to Roger Newel as a settlement of a lawsuit.

      The issuance of the foregoing securities by the Company was a private placement made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

      The primary use of proceeds was to fund the working capital needs of the Company.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On January 13, 2006, TrackPower, Inc. (the "Company"), entered into $1 million of debt financing with Melillo Investments of Phoenixville, PA ("Lender"). The financing consisted of a $1 million secured promissory note (the "Melillo Secured Promissory Note") and 3 million shares of the Company's Common Stock. The Company entered into a Pledge and Security Agreement (the "Melillo Pledge and Security Agreement") to secure the Secured Promissory Note providing as collateral all of TrackPower's 25% membership interest in American Racing and Entertainment, LLC.

On February 27, 2006, TrackPower executed a $1,516,616 note bearing 12% interest per annum due and payable to Southern Tier Acquisitions II, LLC ("Southern Tier") on May 29, 2006 in order to meet its obligations for capital contributions to American Racing and Entertainment, LLC ("American Racing"). The
note is secured by an assignment of 23% of TrackPower's membership interest in American Racing to Southern Tier. This note matured and was paid on May 29, 2006.

Section 9(x) of the Melillo Pledge and Security Agreement contains a covenant that prohibits the Company from assigning its interest in the Pledged Collateral, the Company's membership interest in American Racing. Under the terms of the promissory note payable to Southern Tier, the Company assigned 23% of its membership interest in American Racing to Southern Tier to secure repayment of the note. This assignment was in violation of the restricted covenant in the Melillo Pledge and Security Agreement. Therefore, this assignment of the Company's membership in American Racing Southern Tier was an Event of Default under the terms of the Melillo Secured Promissory Note.


ITEM 6. EXHIBITS


EXHIBIT                                 DOCUMENT
-------                                 --------

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

-----------------------

(*)   Filed with this Report.

      (REMAINDER OF PAGE LEFT INTENTIONALLY BLANK)

                                   SIGNATURES

In accordance with the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



DATE:  JULY 21, 2006                   BY: /s/ Edward Tracy
                                           -------------------------------------
                                           Edward M. Tracy
                                           President and Chief Executive Officer


DATE:  JULY 21, 2006                   BY: /s/ Gary N. Hokkanen
                                           -------------------------------------
                                           Gary N. Hokkanen
                                           Chief Financial Officer
                                           (principal financial officer)

                                  EXHIBIT INDEX



EXHIBIT                                 DOCUMENT
-------                                 --------

31.1        Certification  pursuant to Section 302 of the  Sarbanes-Oxley Act of
            2002.*

31.2        Certification  pursuant to Section 302 of the  Sarbanes-Oxley Act of
            2002.*

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

-----------------------

(*)   Filed with this Report.


                  (REMAINDER OF PAGE LEFT INTENTIONALLY BLANK)