Form 10QSB
period 2006-08-31
TRACKPOWER INC
filed 2006-10-23
CIK 819927

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                 For the Quarterly Period Ended August 31, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the transition period from ______________ to ________________

                        Commission file number 000-28506

                                TRACKPOWER, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                    WYOMING                                   13-3411167
(State or Other Jurisdiction of Incorporation)  (I.R.S. Employer Identification No.)

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

The  number of shares  of common  stock  outstanding  as of  October  20,  2006:
744,268,540

Transitional Small Business Disclosure format (Check one):    Yes |_| No |X|


================================================================================

                                TRACKPOWER, INC.

                                      INDEX



PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (unaudited)
            Condensed Balance Sheet..........................................  3
            Condensed Statements of Operations...............................  4
            Condensed Statements of Stockholders' Equity.....................  5
            Condensed Statements of Cash Flows...............................  6
            Notes to Condensed Financial Statements..........................  7

Item 2.  Management's Discussion and Analysis or Plan of Operation........... 13

Item 3.  Controls and Procedures............................................. 21

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities............................. 22

[Item 5. Other Information................................................... 22

Item 6.  Exhibits ........................................................... 23

Signatures and Certifications................................................ 24

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS.

                                TRACKPOWER, INC.
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)
                                 August 31, 2006

ASSETS
Current Assets:
   Cash                                                            $      4,930
   Marketable securities                                                156,804
   Prepaid expenses                                                      13,340
-------------------------------------------------------------------------------
Total current assets                                                    175,074
-------------------------------------------------------------------------------

Office equipment                                                         21,913
   Less:    Accumulated depreciation                                    (14,890)
-------------------------------------------------------------------------------
       Net office equipment                                               7,023

Due from related parties                                                 47,861
Deferred financing costs                                                 70,200
Investments                                                           5,170,480

-------------------------------------------------------------------------------
TOTAL ASSETS                                                       $  5,470,638
-------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                $    266,117
     Due to related parties                                             233,093
   Accrued dividends payable                                             80,164
   Accrued professional fees                                             46,403
   Accrued interest                                                      18,685
     Accrued directors' fees                                             15,000
   Note payable                                                          21,000
-------------------------------------------------------------------------------
Total current liabilities                                               680,462
-------------------------------------------------------------------------------
     Note payable                                                     1,000,000
-------------------------------------------------------------------------------
Total liabilities                                                     1,680,462
-------------------------------------------------------------------------------

Shareholders' equity:
   Series A 8% convertible  preferred  stock,  $3,000 initial value, no par value, unlimited shares authorized,
   1,000 shares issued and outstanding                                3,000,000
   Common stock, $.0001  par  value;
   unlimited shares authorized, 744,268,540 shares,
   issued and outstanding                                                74,427
   Additional paid in capital                                        29,756,524
   Common stock subscribed                                              100,000
   Accumulated deficit                                              (29,231,402)
   Other comprehensive income                                            90,627
-------------------------------------------------------------------------------
       Total shareholders' equity                                     3,790,176
-------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $  5,470,638
-------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                                                    TRACKPOWER, INC.
                                           CONDENSED STATEMENTS OF OPERATIONS
                                                      (UNAUDITED)


                                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                   AUGUST 31,                     AUGUST 31,
                                                          -----------------------------   -----------------------------
                                                              2006             2005            2006            2005
                                                          -------------    ------------   -------------    ------------
 Revenues:                                                $          --    $         --   $          --    $         --

 Costs and expenses:
     Wages and consulting fees                                   66,238         100,544         224,969         160,622
     Management fees, related party                              66,702          45,000         127,936          80,000
       Professional fees                                         79,668          63,647         237,598          87,461
       General and administrative                                64,242          55,004         136,260          86,574
     Interest                                                    33,603              --         109,015              --
     Depreciation and amortization                                  594             265             781             530
     Share of loss of equity accounted investment               962,720              --       1,283,788              --
     Gain on disposal of investment                             (13,876)             --         (13,876)             --
 ----------------------------------------------------------------------------------------------------------------------
     Total costs and expenses                                 1,259,891         264,460       2,106,471         415,187

 Net loss                                                    (1,259,891)       (264,460)     (2,106,471)       (415,187)

     Preferred dividends                                         60,493              --         120,986              --
 ----------------------------------------------------------------------------------------------------------------------
 Net loss applicable to common shareholders               $  (1,320,384)   $   (264,460)  $  (2,227,457)   $   (415,187)
 ======================================================================================================================

 Loss per share of common stock:
 Weighted average number of common shares outstanding       723,103,956     401,632,950     637,962,459     338,381,278
 Loss per share                                           $     (0.0018)   $    (0.0007)  $     (0.0035)   $    (0.0012)

 Comprehensive Income (Loss)
 Net loss                                                 $  (1,320,384)   $   (264,460)  $  (2,227,457)   $   (415,187)
 Unrealized holding gain on marketable securities                90,627              --          90,627              --
 ----------------------------------------------------------------------------------------------------------------------
 Comprehensive income (loss)                              $  (1,229,757)   $   (264,460)  $  (2,136,830)   $   (415,187)
 ======================================================================================================================


                                    See accompanying notes to financial statements.

                                                   TRACKPOWER, INC.
                                     CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                      (UNAUDITED)


                                         Common Stock          Common    Additional                       Total
                                    -----------------------    Stock      Paid-in    Accumulated    Stockholders'
                                       Shares      Amount    Subscribed    Capital     Deficit     (Deficiency)/Equity
                                    -----------  ----------  ----------  ----------  -----------   -------------------
Balance, February 28, 2005          257,992,951  $   25,799      37,200  24,684,873  (25,161,363)             (413,491)

Common stock issued in connection
with private placements              81,740,000       8,174          --     809,226           --               817,400

Common stock issued for
consulting services provided          1,000,000         100     (26,800)     26,700           --                    --

Common stock subscribed                      --          --     564,800          --           --               564,800

Loss for the three month period
 ended May 31, 2005                          --          --          --          --     (150,727)             (150,727)

                                    -----------  ---------------------------------------------------------------------
Balance, May 31, 2005               340,732,951  $   34,073     575,200  25,520,799  (25,312,090)              817,982
                                    -----------  ---------------------------------------------------------------------

Common stock issued in connection
with private placements              76,720,000       7,672    (767,200)    759,528           --                    --

Common stock subscribed                      --          --     382,000          --           --               382,000

Loss for the three month period
 ended August 31, 2005                       --          --          --          --     (264,460)             (264,460)

                                    -----------  ---------------------------------------------------------------------
Balance, August 31, 2005            417,452,951  $   41,745     190,000  26,280,327  (25,576,550)              935,522
                                    -----------  ---------------------------------------------------------------------

                    Preferred Stock         Common Stock         Common     Additional                    Other          Total
                  -------------------  ----------------------    Stock       Paid-in     Accumulated  Comprehensive  Stockholders'
                  Shares     Amount      Shares       Amount   Subscribed    Capital      Deficit         Income        Equity
                  -------  ----------  -----------  ---------  ----------  -----------  ------------  -------------  -------------
Balance,
 February 28,
 2006             1,000    $3,000,000  468,052,951  $  46,805  $  909,200  $26,866,267  $(27,003,945)            --  $   3,818,327

Common stock
 issued in
 connection with
 private
 placements            --              202,920,000     20,292    (909,200)   1,906,893            --             --      1,017,985

Common stock
 issued pursuant
 to compensation
 arrangement           --                9,008,089        901          --      242,318            --             --        243,218

                    Preferred Stock         Common Stock         Common     Additional                    Other          Total
                  -------------------  ----------------------    Stock       Paid-in     Accumulated  Comprehensive  Stockholders'
                  Shares     Amount      Shares       Amount   Subscribed    Capital      Deficit         Income        Equity
                  -------  ----------  -----------  ---------  ----------  -----------  ------------  -------------  -------------
Common stock
 issued for
 consulting
 services
 provided              --                  500,000         50          --       17,950            --             --         18,000

Common stock
issued in
lawsuit
settlement             --                4,500,000        450          --      120,150            --             --        120,600

Common stock
subscribed             --                       --         --     370,000           --            --             --        370,000

Loss for the
 three month
 period ended
 May 31, 2006          --                       --         --          --           --      (907,073)            --       (907,073)

Balance,          -------  ----------  -----------  ---------  ----------  -----------  ------------  -------------  -------------
 May 31, 2006       1,000  $3,000,000  684,981,040  $  68,498  $  370,000  $29,153,578  $(27,911,018) $          --  $   4,681,058
                  -------  ----------  -----------  ---------  ----------  -----------  ------------  -------------  -------------
Common stock
 issued in
 connection with
 private
 placements            --               54,725,000      5,473    (547,250)     541,778            --             --             --

Common stock
 issued for
 consulting
 services
 provided              --                4,562,500        456          --       61,169            --             --         61,625

Common stock
 subscribed            --                       --         --     277,250           --            --             --        277,250

Loss for the
 three month
 period ended
 August 31, 2006       --                       --         --          --           --    (1,320,384)            --     (1,320,384)

Unrealized
 holding gain on
 marketable
 securities                                                                                                  90,627         90,627

Balance,          -------  ----------  -----------  ---------  ----------  -----------  ------------  -------------  -------------
 August 31, 2006    1,000  $3,000,000  744,268,540  $  74,427  $  100,000  $29,756,524  $(29,231,402) $      90,627  $   3,790,176
                  -------  ----------  -----------  ---------  ----------  -----------  ------------  -------------  -------------


                                          See accompanying notes to financial statements.

                                        TRACKPOWER, INC.
                               CONDENSED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)


                                                                     SIX MONTHS ENDED
                                                                         AUGUST 31,
                                                            -----------------------------------
                                                                 2006                  2005
                                                            -------------          ------------
NET CASH FROM OPERATIONS
    Net (loss)                                              $  (2,227,457)         $   (415,187)
    Adjustments to reconcile net (loss)
      to net cash used in operating activities:
         Depreciation and amortization                                781                   530
         Loss in equity accounted investment                    1,283,788                    --
         Gain on disposal of investment                           (13,876)                   --
         Common stock issued for consulting services               79,625                26,800
         provided
         Amortization of deferred financing costs                   8,100                    --
     Changes in:
         Prepaid expenses                                          36,660               (1,679)
         Due from/to related parties                              141,307                    --
         Preferred dividends payable                               20,986                    --
         Accounts payable and accrued expenses                   (134,694)                8,940
-----------------------------------------------------------------------------------------------
Net cash used in operating activities                            (804,780)             (380,596)
-----------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of office equipment                            (4,826)                    --
          Proceeds on disposal of investment                       26,112                    --
          Acquisition of investment                                    --               (41,525)
          Increase in due from/to related parties                      --              (172,551)
          Capital contributions to investments                         --            (1,145,009)
-----------------------------------------------------------------------------------------------
Net cash used in investing activities                              21,286            (1,359,085)
-----------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Repayment of notes payable                           (1,486,616)                   --
          Increase in bank indebtedness                                --                 2,281
          Proceeds on issuance of common stock                  1,565,236             1,584,600
          Proceeds from common stock subscribed                   100,000               152,800
-----------------------------------------------------------------------------------------------
Net cash provided by financing activities                         178,620             1,739,681
-----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
Increase in cash                                                 (604,874)                   --
-----------------------------------------------------------------------------------------------
CASH,  beginning of period                                  $     609,804                    --
-----------------------------------------------------------------------------------------------
CASH,  end of period                                        $       4,930          $         --
-----------------------------------------------------------------------------------------------

Noncash activities:

During the six month period ended August 31, 2006:
      1. The Company issued a total of 5,062,500 shares of its common stock, valued at $79,625 for consulting services provided,
      2. The Company issued 9,008,089 common shares, valued at $243,218 to an officer pursuant to a compensation arrangement,
      3. The Company issued 4,500,000 common shares, valued at $120,600, as part of a lawsuit settlement.

During the six month period ended August 31, 2005:
      1. The Company issued 1,000,000 shares of its common stock, valued at $26,800 for investor relations consulting services provided.


                See accompanying notes to financial statements.

                                TRACKPOWER, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 August 31, 2006

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      NATURE OF BUSINESS

      TrackPower's present business strategy and direction is primarily to acquire interests in horseracing tracks and also to evaluate other horseracing industry opportunities.

      BASIS OF PRESENTATION

      The accompanying unaudited financial statements of TrackPower, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310 (b) of Regulation S-B. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended August 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended February 28, 2006.

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

At August 31, 2006, amounts due from related parties were:

                                                                August 31,
                                                                   2006
                                                               -------------
             Entities with certain common directors
              and/or officers                                  $      47,861
                                                               =============

At August 31, 2006, amounts due to related parties were:

                                                                 August 31,
                                                                    2006
                                                               -------------
             Officers and directors                            $      63,397
             Entities with certain common directors
             and/or officers                                         169,696
                                                               -------------
             Total                                             $     233,093
                                                               =============

Amounts due to or from related parties are non-interest bearing, unsecured and do not have any specific repayment terms.

      INVESTMENTS

Available for Sale Marketable Securities

      Baymount Incorporated

      The  Company  accounts  for its  investment  in Baymount  Incorporated  as available for sale marketable securities. Available for sale marketable securities are recorded at fair value and unrealized gains and losses, net of tax are recorded separately in stockholders' equity. Realized gains or losses and other than temporary declines in value are reported in other income or expense as incurred.

      As of August 31, 2006, the Company holds 1,460,000 common shares of Baymount Incorporated. The Company also holds the following warrants of
Baymount: (i) 400,000 warrants that are exercisable at a price of CAD$0.30 per common share and vest on the date that Wheat City Horse Park receives regulatory approval for a horseracing license in the Province of Manitoba; and (ii) 400,000 warrants that are exercisable at a price of CAD$0.40 per common share and vest on the date that Wheat City receives from its auditors an audited consolidated financial statement evidencing that Wheat City's cash flow for the previous financial year was positive.

      During the six month period ended August 31, 2006, the Company disposed of 270,000 Baymount Incorporated common shares at an average price of $0.097 per share, for net proceeds of $26,112 and recorded a gain of $13,876 (cost basis for such shares was $12,236 or approximately $0.045 per share).

      The carrying value of the investment, based on the closing share price of Baymount on August 31, 2006 of $0.1074 (CAD$0.12), was $156,804 and the unrealized holding gain recorded within other comprehensive income was $90,627.

Equity Accounted Investments

      American Racing and Entertainment, LLC.

      The Company records its investment in American Racing and Entertainment, LLC as an equity accounted investment. Investments in entities under significant influence are reported using the equity basis for accounting.

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

The carrying value of the Company's investment in American Racing at August 31, 2006 was as follows:


             Acquisition cost of Tioga Downs interest          $   3,000,000

             Capital contributions to Tioga Downs
             Racetrack, LLC or American Racing                     3,570,966
                                                               -------------
             Total                                             $   6,570,966

             Less: Membership share of losses since
             acquisition
             October 15, 2005 to December 31, 2005                   116,698
             January 1 to March 31, 2006                             321,068
             April 1 to June 30, 2006                                962,720
                                                               -------------
             Total                                                 1,400,486
                                                               -------------

             Carry value as of August 31, 2006                 $   5,170,480
                                                               -------------


The $1,400,486 membership share of losses represents the Company's portion of losses for the period since acquisition on October 14, 2005 to June 30, 2006. Losses for the period April 1, 2006 to June 30, 2006 were $4,813,601 and $962,720 or 20% were attributable to the Company's investment in American Racing.

The fiscal year end of American Racing is December 31st and accordingly the equity portion of losses recorded by the Company was up to June 30, 2006.

      NOTES PAYABLE

                                                                 August 31,
                                                                   2006
                                                               -------------

             SIG Communications Partnership 10% unsecured
             promissory note                                   $      21,000

             Melillo Investments, 11% 5 year secured
             promissory note                                       1,000,000
                                                               -------------
             Total                                             $   1,021,000

             Less: current portion                                    21,000
                                                               -------------
             Long term portion                                 $   1,000,000
                                                               -------------

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

      RELATED PARTY TRANSACTIONS

      During the six month period ended August 31, 2006, the Company paid $50,000 in compensation to two directors for their personal guarantee of a $1,000,000 note payable and $102,015 to officers and directors as a 5% success fee on private placements arising from their introductions. An entity solely owned by a director of the Company paid certain expenses on behalf of the Company totaling $150,000. The Company also pays; 1) $15,000 per month in management fees to an entity solely owned by a director of the Company for strategic consulting services, 2) $5,350 per month to an entity controlled by an officer of the Company for corporate secretarial services, 3) CAD$250 per hour to an entity in which the Company's CFO is an officer for financial consulting services.

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

      RECENT DEVELOPMENTS

AMERICAN RACING AND ENTERTAINMENT ACQUISITION OF VERNON DOWNS

      On May 3, 2006 the Company announced that Vernon Downs Acquisition, LLC ("VDA") completed the acquisition of Mid-State Raceway, Inc. ("Raceway"). Raceway operates Vernon Downs racetrack and is also the 100% equity holder of Mid-State Development Corp., which operates a hotel at Vernon Downs racetrack. VDA is a special purpose Delaware limited liability company owned by American Racing and Entertainment, LLC, a limited liability company in which TrackPower is a 20% member. OPENING OF TIOGA DOWNS RACETRACK

      On June 9, 2006 Tioga Downs racetrack opened for racing, simulcasting, food and beverage and entertainment. Representatives of TrackPower, together with its business partners including local and state dignitaries, were present for a ribbon cutting ceremony.

      On June 27, 2006 the Company announced that the New York State Lottery had approved a license to operate 750 video gaming machines at Tioga Downs Raceway.

      On July 4, 2006 Tioga Downs opened the new 19,000 square foot gaming facility. Approximately 10,000 visitors enjoyed 750 video gaming machines reporting $343.00 win per unit.

OPENING OF RACING AT VERNON DOWNS RACETRACK

      On August 31, 2006, Vernon Downs Racetrack opened for racing with a crowd of over 12,000 fans. It is anticipated that the grand opening of the newly renovated gaming facility complete with video gaming machines will occur in late October.

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

RESULTS OF OPERATIONS

      FOR THE THREE MONTH PERIOD ENDED AUGUST 31, 2006

      Total costs and expenses totaled $1,259,891 during the three-month period ended August 31, 2006 approximately $995,000 higher than during the three month period ended August 31, 2005. The reason for the substantial increase results from the Company's acquisition of a membership interest in American Racing and Entertainment, LLC which has opened for operations but has not yet achieved breakeven results. For the three month period August 31, 2006 the Company has recognized $962,720 of equity losses in that investment.

      Wages and consulting fees were $100,544 during the three month period ended August 31, 2005 compared to $66,238 during the three month period ended August 31, 2006. The wages and consulting fees during the three month period ended August 31, 2005 represented $79,300 paid for consulting costs associated with the Company's CEO, wage costs of a part time accountant totaling $5,648 and $15,596 for marketing consulting costs. The Company's CEO was paid $50,000 per month of which $20,000 is recovered from Tioga Downs Racetrack, LLC (during the three month period ended August 31, 2005 the Company accrued four months recovery from Tioga Downs Racetrack, LLC). Wages and consulting costs during the three month period ended August 31, 2006 consisted of employment costs of $39,419 (including an accrual of $6,619 representing future common stock based compensation pursuant to an employment letter memorandum) paid to the Company's CEO, financial accounting consulting costs totaling $10,910 and various consulting fees totaling $15,909.

      Management and consulting fees paid to related parties were $45,000 during the quarter ended August 31, 2005 and $66,702 in the current quarter. During the current quarter $45,000 was for the strategic consulting services of a director and $21,702 was for corporate secretarial services of an officer.

      General and administrative expenses were $55,004 during the three month period ended August 31, 2005 compared to $64,242 during the three month period ended August 31, 2006.

      Within   general  and   administrative   costs;   1)  travel,   meals  and
entertainment totaled $19,696 during the three month period ended August 31, 2005 and $16,212 in the comparative quarter in the current year, 2) corporate fees and directors fees totaled $9,907 during the three month period ended August 31, 2005 and $10,780 during the comparative period in the current year,
3) auto lease, repair and gasoline expenses were $8,481 during the three month period ended August 31, 2005 and $10,416 in the comparative period in the current year, 4) investor relations costs of $6,850 during the current quarter and $7,350 the year before, 5) rent and insurance expenses were $6,575 in the current quarter and $2,695 in the prior year, 6) foreign exchange losses of $1,729 in the current quarter compared to $2,200 during the comparative quarter in the prior year, and 7) other miscellaneous costs totaled $11,680 during the current quarter and $4,675 during the three month period ended August 31, 2005.

      Professional fees during the three month period ended August 31, 2006 were $79,668 marginally higher compared to $63,647 during the quarter ended August 31, 2005. Accounting fees were $9,000 during both the three month period ended August 31, 2005 and $19,975 during the quarter ended August 31, 2006, the increase being the result of relatively more complex accounting issues associated with the Company's investment in American Racing. Legal fees were $54,647 during the quarter ended August 31, 2005 and $9,179 in the current period. The Company also incurred $50,514 in various professional consulting fees a portion of which was settled with 4,562,500 shares of the Company's common stock.

      Amortization increased from $265 during the three month period ended August 31, 2005 to $594 during the current quarter.

      The Company disposed of 270,000 common shares of Baymount Incorporated during the three month period ended August 31, 2006, for a gain of $13,876. The Company received net proceeds of $26,112 and the common shares had a cost base of $12,236.

      Interest expense during the three month period ended August 31, 2006 was $33,603. Interest expenses arose from a note payable issued during fiscal 2006. Interest expense also included $4,050 of amortized deferred financing costs.

      The Company began to account for its investment in American Racing and Entertainment, LLC through the equity method effective at acquisition date on October 14, 2005. During the three month period ended August 31, 2006, the Company recorded $962,720 in equity losses arising from the operations of American Racing. Consolidated losses of American Racing were $4,813,601 during the period April 1 to June 30, 2006 of which 20% or $962,720 were recorded as equity losses in the financial records of Trackpower for the three month period ended August 31, 2006.

      The Company also accrued $60,493 as dividends on the Series A 8% Convertible Cumulative Preferred Stock issued during the quarter ended August 31, 2006.

      The Company recorded a net loss of $1,320,384 during the three month period ended August 31, 2006 ($0.0018 per share) compared to a net loss of $264,460 ($0.0007 per share) during the comparative period in the current year.

      FOR THE SIX MONTH PERIOD ENDED AUGUST 31, 2006

      Total costs and expenses totaled $2,106,471 during the six-month period ended August 31, 2006 approximately $1,691,000 higher than during the six month period ended August 31, 2005. The reason for the substantial increase results from the Company's acquisition of a membership interest in American Racing and Entertainment, LLC which has opened for operations but has not yet achieved breakeven results. For the six month period August 31, 2006 the Company has recognized $1,283,788 of equity losses in that investment.

      Wages and consulting fees were $160,622 during the six month period ended August 31, 2005 compared to $224,969 during the comparative period in the current year. The wages and consulting fees during the six month period ended August 31, 2005 represented $131,941 paid for consulting costs associated with the Company's new CEO, wage costs of a part time accountant totaling $7,978 and $20,703 for marketing consulting costs. The Company's CEO is paid $50,000 per month of which $20,000 is recovered from Tioga Downs Racetrack, LLC. Wages and consulting costs during the six month period ended August 31, 2006 consisted of employment costs of $151,386 (including an accrual of $43,861 representing future common stock based compensation pursuant to an employment letter memorandum) paid to the Company's CEO, financial accounting consulting costs totaling $21,689 and various consulting fees totaling $51,894.

      Management and consulting fees paid to related parties were $80,000 during the six month period ended August 31, 2005 and $127,936 during the current period. During the current period $90,000 was for the strategic consulting services of a director and $37,936 was for corporate secretarial services of an officer.

      General and administrative expenses were $86,574 during the six month period ended August 31, 2005 compared to $136,260 during the six month period ended August 31, 2006.

      Within general and administrative costs; 1) travel, meals and entertainment totaled $29,264 during the six month period ended August 31, 2005 and were $48,480 in the comparative period in the current year, 2) corporate fees and directors fees totaled $17,456 during the six month period ended August 31, 2005 and $21,193 during the comparative period in the current year, 3) auto lease, repair and gasoline expenses were $14,196 during the six month period ended August 31, 2005 and $20,710 during the six month period ended August 31, 2006, 4) rent and insurance expenses were $19,086 in the current six month period and $6,390 in the prior year, 5) communications costs including cellular service and land line were $12,805 in the current six month period up from
$2,670 in the prior year 6) investor relations costs of $7,350 during the six month period ended August 31, 2005 and compared to $6,850 in the current year,
7) foreign exchange losses of $1,696 in the current six month period compared to $6,226 during the comparative period in the prior year, and 8) other miscellaneous costs totaled $3,022 during the current six month period and $5,440 during the six month period ended August 31, 2006.

      Professional fees were $87,461 during the six month period ended August 31, 2005 substantially less than $237,598 during the comparative period in the current year. Accounting fees were $18,000 during the six month period ended August 31, 2005 and $28,975 during the six ended August 31, 2006. Legal fees were $69,461 during the six month period ended August 31, 2005 and $108,109 in the comparative period a current year. The increase in legal fees is a result of legal advice sought on structuring the Nevada Gold transaction, additional public company filings associated with the transaction and the legal costs associated with a judgment arising from a former consultant of the Company. During the six month period ended August 31, 2006, the Company incurred $50,000 in guarantee fees associated with two directors personally guaranteeing a $1,000,000 note payable and $50,514 in various professional consulting fees a portion of which was settled with 4,562,500 shares of the Company's common stock.

      Amortization increased from $530 during the six month period ended August 31, 2005 to $781 during the current period.

      The Company disposed of 270,000 common shares of Baymount Incorporated during the six month period ended August 31, 2006, for a gain of $13,876. The Company received net proceeds of $26,112 and the common shares had a cost base of $12,236.

      Interest expense during the six month period ended August 31, 2006 was $109,015. Interest expenses arose from a notes payable issued during fiscal 2006. Interest expense also included $8,100 of amortized deferred financing costs.

      The Company began to account for its investment in American Racing and

Entertainment, LLC through the equity method effective at acquisition date on October 14, 2005. During the six month period ended August 31, 2006, the Company recorded $1,283,788 in equity losses arising from the operations of American Racing. During the three month period ended May 31, 2006 the Company recorded equity losses of $321,068 and during the three month period ended August 31, 2006 the Company recorded equity losses of $962,720. The Trackpower first quarter equity losses of American Racing and Entertainment were for the period January 1, 2006 to March 31, 2006 and the second equity losses were for the period April 1, 2006 to June 30, 2006. The Company held a 25% membership interest for the period January 1 to February 28 and a 20% membership interest (reduced because of a new member making an investment) for the period March 1 to June 30, 2006.

      The Company also accrued $60,493 as dividends on the Series A 8% Convertible Cumulative Preferred Stock issued during the six month ended August 31, 2006.

      The Company recorded a net loss of $2,227,457 during the six month period ended August 31, 2006 ($0.0035 per share) compared to a net loss of $415,187 ($0.0012 per share) during the comparative period in the current year.

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

Investments:

      The Company's investments consist of common stock of publicly quoted company and a membership interest in a private New York Limited Liability Company. The common stock of the publicly quoted company are considered "available for sale securities" and are recorded at fair value with unrealized gains and losses, net of tax are recorded separately in stockholders' equity. Realized gains or losses and other than temporary declines in value are reported in other income or expense as incurred. The investment in the private New York Limited Liability Company is accounted for using the equity method.

      FINANCIAL CONDITION

      During the six month period ended August 31, 2006, total assets decreased from $7,273,764 to $5,470,638. The decrease is primarily the result of equity losses of American Racing and reduced cash balances.

      Current assets decreased from $659,804 at February 28, 2006 to $175,074 at August 31, 2006. The reduction is attributable to a reduction in cash from $609,804 to $4,930, a reduction in prepaid costs and expenses from $50,000 to $13,340 and an increase in marketable securities from zero to $156,804. Marketable securities at August 31, 2006, included 1,460,000 common shares of Baymount Incorporated valued at $156,804.

      The carrying value of the American Racing investment, of $5,170,480, consists of the original amount paid for the Tioga Downs Racetrack, LLC interest, cash amounts transferred to Tioga Downs Racetrack, LLC or American Racing less the Company's share of losses from operations.

      The Company's liabilities decreased from $3,455,437 at the beginning of the year to $1,680,462 at August 31, 2006. The decrease is substantially the result of the Company repaying a $1,486,616 note payable which matured subsequent to year end.

      Accounts payable increased from $261,403 at the beginning of the year to $266,117 at August 31, 2006. The increase is attributable to higher levels of activity associated with the Company's investments. Due to related parties decreased from $287,143 at February 28, 2006 to $233,093 at August 31, 2006. Amounts owed to related parties primarily represents unpaid amounts for services rendered to the Company by related parties. Due from related parties increased from nil at February 28, 2006 to $47,861 at August 31, 2006. Amounts owed by related parties primarily represent costs and expenses paid by the Company on behalf of related parties.

      The Company settled a lawsuit with a former consultant by issuing 4,500,000 shares of the Company's common stock, valued at $120,600 and by issuing a cash payment of $125,000 during the first half of the year which had been fully accrued for at February 28, 2006. Accrued professional fees decreased from $73,134 at February 28, 2006 to $46,403 at August 31, 2006.

      During the year ended February 28, 2006, the Company issued $3,000,000 in Series A preferred shares to acquire the Tioga Downs assets, which formed the basis of the eventual American Racing investment.

      In order to continue to meet capital contributions to the American Racing investment the Company issued a $1,000,000 note payable, during fiscal 2006, pursuant to which $18,685 in accrued and unpaid interest was outstanding at August 31, 2006.

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

      The stockholders' equity decreased from $3,818,327 at February 28, 2006 to $3,790,176 at May 31, 2006. The decrease is attributable to:

      - 257,645,000 common shares issued for net proceeds of $2,474,436 ($909,200 of which had been received during fiscal 2006 and recorded in common stock subscribed at February 28, 2006) and further subscriptions for 10,000,000 common shares (for proceeds of $100,000) but not issued as of August 31, 2006,

      - 5,062,500 common shares issued for consulting services provided valued at $79,625,

      - 9,008,089 common shares (valued at $243,218) issued to an officer and director pursuant to compensation arrangements,

      - 4,500,000 shares of common stock (valued at $120,600) issued as part of a lawsuit settlement,

      -     an unrealized holding gain on marketable securities of $90,627, and

      - an increase in the accumulated deficit arising from the $2,227,457 loss for the year.

      LIQUIDITY AND CAPITAL RESOURCES

      During the six month period ended August 31, 2006, the Company used $804,780 in cash from operating activities primarily as a result of operating losses. Cash provided by financing activities during the first half amounted to $178,620, which resulted from private placements of shares of the Company's common stock totaling $1,665,236 offset by a repayment of notes payable of $1,486,616. Cash used provided by investing activities totaled $21,286 and primarily arose from the disposal of certain investments.

      The revenues of the Company during the six month period ended August 31, 2006 were zero therefore did not play a significant role in financing operations. Management expects to begin receiving distributions from the American Racing investment during fiscal 2007.

      The Company  continues to be  successful  in raising  sufficient  funds to offset operating losses. The Company issued 257,645,000 common shares under private placements for total net proceeds of approximately $2.5 million. In addition the Company received common stock subscriptions totaling $100,000 during the quarter ended August 31, 2006 for which stock certificates totaling 10,000,000 common shares had not been issued as of August 31, 2006. There can be no assurance that the Company's ability to raise capital through private placements will continue.

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

      OFF-BALANCE SHEET ARRANGEMENTS.

      The Company does not have any off balance sheet arrangements. However, the Company may be obligated under its membership interest in American Racing and Entertainment, LLC to make further pro-rata capital contributions to fund the development of Tioga Downs and Vernon Downs.

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

                           PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES.

The Company issued the following unregistered securities during the three month period ended August 31, 2006. The offering was for one restricted common share at $0.01 per share plus one-half warrant exercisable at $0.04 at any time over the next three years.

                                                Number of        Number of
Date         Securities sold to                 Shares           Warrants

Issuances during June 2006

             Kenneth Adelberg                   25,000,000       12,500,000
             FS Holdings                         1,000,000          500,000
             Marc Schreiber                      1,000,000          500,000
             Meschame Lev                        1,000,000          500,000

Issuances during July 2006

             Luigi & Angela Marsiglio            9,250,000        4,625,000
             Eve Atlin & Randy Atlin             2,000,000        1,000,000
             Alexa Usher Jones                  11,250,000        5,625,000
             Craig Folise                        2,500,000        1,250,000
             David T Morgan                      1,000,000          500,000
             Paul Duffy                            225,000          112,500
             Meschame Lev                        2,000,000              Nil
             Peter Gossman                         300,000          150,000
             Stuart Cumming                        200,000          100,000

Issuance during August 2006

             Paul Marsiglio                      2,562,500              Nil

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


ITEM 6.  EXHIBITS


EXHIBIT        DOCUMENT
-------        -----------------------------------------------------------------
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


----------
(*)   Filed with this Report.


                  (REMAINDER OF PAGE LEFT INTENTIONALLY BLANK)

                                   SIGNATURES

In accordance with the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



DATE:  OCTOBER 20, 2006               BY:  /s/ Edward Tracy
                                           ------------------------
                                           Edward M. Tracy
                                           President and Chief Executive Officer


DATE:  OCTOBER 20, 2006               BY:  /s/ John G. Simmonds
                                           ----------------------------
                                           John G. Simmonds
                                           Chief Financial Officer
                                           (principal financial officer)

                                  EXHIBIT INDEX



EXHIBIT        DOCUMENT
-------        -----------------------------------------------------------------

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

----------
(*)   Filed with this Report.



                  (REMAINDER OF PAGE LEFT INTENTIONALLY BLANK)