Form 10QSB
period 2006-11-30
TRACKPOWER INC
filed 2007-01-19
CIK 819927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended November 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________ to ________________

Commission file number 000-28506

TrackPower, Inc.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Wyoming	13-3411167
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

67 Wall Street
Suite 2211, New York, NY 10005
(Address of Principal Executive Offices)

(212) 804-5704
(Issuer’s Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

The number of shares of common stock outstanding as of January 12, 2007: 762,268,540

Transitional Small Business Disclosure format (Check one): Yes ☐  No ☒

TrackPower, Inc.

PART I. Financial Information

Item 1. Condensed Financial Statements.

TrackPower, Inc.
Condensed Balance Sheet
(UNAUDITED)
November 30, 2006

ASSETS
Current Assets:
Cash	$5,077
Marketable securities	47,519
Prepaid expenses	6,670
Total current assets	59,266

Office equipment	21,913
Less: Accumulated depreciation	(15,401)
Net office equipment	6,512

Due from related parties	83,450
Investments	2,632,751

TOTAL ASSETS	$2,781,979

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$260,108
Due to related parties	73,048
Accrued dividends payable	140,000
Accrued professional fees	60,526
Accrued directors’ fees	14,375
Note payable	21,000
Total current liabilities	569,057

Note payable	400,000

Total liabilities	969,057

Shareholders’ equity:
Series A 8% convertible preferred stock, $3,000 initial value, no par value, unlimited shares authorized, 1,000 shares issued and outstanding	3,000,000
Common stock, $.0001 par value; unlimited shares authorized, 762,268,540 shares, issued and outstanding	76,227
Additional paid in capital	29,916,724
Common stock subscribed	100,000
Accumulated deficit	(31,287,265)
Other comprehensive income	7,236
Total shareholders’ equity	1,812,922
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,781,979

See accompanying notes to financial statements.

TrackPower, Inc.
Condensed Statements of Operations
(UNAUDITED)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2006	2005	2006	2005
Revenues:	$-	$-	$-	$-

Costs and expenses:
Wages and consulting fees	52,779	342,685	277,748	503,307
Management fees, related party	239,083	45,000	367,019	125,000
Professional fees	48,000	54,425	285,598	141,886
General and administrative	66,110	31,701	202,370	118,275
Interest	79,241	-	188,256	-
Depreciation and amortization	511	265	1,292	795
Share of loss of equity accounted investment	1,204,978	-	2,488,766	-
Loss on disposal of equity accounted investment	332,751	-	332,751	-
Gain on disposal of marketable securities	(27,426)	(33,484)	(41,302)	(33,484)
Total costs and expenses	1,996,027	440,592	4,102,498	855,779

Net loss	(1,996,027)	(440,592)	(4,102,498)	(855,779)

Preferred dividends	59,836	30,904	180,822	30,904

Net loss applicable to common shareholders	$(2,055,863)	$(471,496)	$(4,283,320)	$(886,683)

Loss per share of common stock:
Weighted average number of common shares outstanding	747,268,540	421,036,284	674,402,819	365,932,948
Loss per share	$(0.003)	$(0.001)	$(0.007)	$(0.002)

Net loss	$(2,055,863)	$(471,496)	$(4,283,320)	$(886,683)
Unrealized holding gain (loss) on marketable securities	(36,146)	-	7,236	-
Comprehensive income (loss)	$(2,092,009)	$(471,496)	$(4,276,084)	$(886,683)

See accompanying notes to financial statements.

TrackPower, Inc.
Condensed Statements of Stockholders’ Equity
(UNAUDITED)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock Subscribed	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity
Balance, February 28, 2006	1,000	$3,000,000	468,052,951	$46,805	$909,200	$26,866,267	$(27,003,945)	-	$3,818,327

Common stock issued in connection with private placements	-		202,920,000	20,292	(909,200)	1,906,893	-	-	1,017,985

Common stock issued pursuant to compensation arrangement	-		9,008,089	901	-	242,318	-	-	243,218

Common stock issued for consulting services provided	-		500,000	50	-	17,950	-	-	18,000

Common stock issued in lawsuit settlement	-		4,500,000	450	-	120,150	-	-	120,600

Common stock subscribed	-		-	-	370,000	-	-	-	370,000

Loss for the three month period ended May 31, 2006	-		-	-	-	-	(907,073)	-	(907,073)

Balance, May 31, 2006	1,000	$3,000,000	684,981,040	$68,498	$370,000	$29,153,578	$(27,911,018)	$-	$4,681,058
Common stock issued in connection with private placements	-		54,725,000	5,473	(547,250)	541,777	-	-	-

Common stock issued for consulting services provided	-		4,562,500	456	-	61,169	-	-	61,625

Common stock subscribed	-		-	-	277,250	-	-	-	277,250

Loss for the three month period ended August 31, 2006	-		-	-	-	-	(1,320,384)	-	(1,320,384)

Unrealized holding gain on marketable securities								90,627	90,627

Balance, August 31, 2006	1,000	$3,000,000	744,268,540	$74,427	$100,000	$29,756,524	$(29,231,402)	$90,627	$3,790,176
Common stock issued in settlement	-		18,000,000	1,800	-	160,200	-	-	162,000

Loss for the three month period ended November 30, 2006	-		-	-	-	-	(2,055,863)	-	(2,055,863)

Unrealized holding gain on marketable securities								(83,391)	(83,391)

Balance, November 30, 2006	1,000	$3,000,000	762,268,540	$76,227	$100,000	$29,916,724	$(31,287,265)	$7,236	$1,812,922

TrackPower, Inc.
Condensed Statements of Cash Flows
(UNAUDITED)

	Nine Months Ended November 30,
	2006	2005
Net cash from operations
Net (loss)	$(4,283,320)	$(886,683)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	1,292	795
Loss in equity accounted investment	2,488,766	-
Loss on disposal of equity accounted investment	332,751	-
Gain on disposal of marketable securities	(41,302)	(33,484)
Common stock issued for consulting services provided	241,625	86,800
Amortization of deferred financing costs	74,250	-
Changes in:
Prepaid expenses	43,330	(839)
Due from/to related parties	(54,327)	-
Preferred dividends payable	80,822	30,904
Accounts payable and accrued expenses	(141,841)	110,809
Net cash used in operating activities	(1,257,954)	(691,698)

Cash flows from investing activities:
Purchase of office equipment	(4,826)	-
Proceeds on disposal of equity accounted investment	2,300,000	-
Proceeds on disposal of marketable securities	79,433	56,595
Acquisition of investment	-	(41,525)
Increase in due from/to related parties	-	94,228
Capital contributions to investments	(1,300,000)	(1,205,009)
Net cash used in investing activities	1,074,607	(1,095,711)

Cash flows from financing activities:
Repayment of notes payable	(2,486,616)	-
Issuance of notes payable	400,000	-
Increase in bank indebtedness	-	15,009
Proceeds on issuance of common stock	1,565,236	1,772,400
Proceeds from common stock subscribed	100,000	-
Net cash provided by financing activities	(421,380)	1,787,409

Increase in cash	(604,727)	-
Cash, beginning of period	609,804	-
Cash, end of period	$5,077	$-

Noncash activities:

During the nine month period ended November 30, 2006 the Company issued:

1.	A total of 5,062,500 shares of its common stock, valued at $79,625 for consulting services provided,

2.	9,008,089 common shares, valued at $243,218 to an officer pursuant to a compensation arrangement,

3.	4,500,000 common shares, valued at $120,600, as part of a lawsuit settlement.

4.	18,000,000 common shares, valued at $162,000, as a settlement with a former director.

During the nine month period ended November 30, 2005 the Company issued:

1.	1,000,000 shares of its common stock, valued at $26,800 for investor relations consulting services provided.

2.	2,000,000 shares of its common stock, valued at $60,000 for Tioga Downs strategic consulting services provided.

See accompanying notes to financial statements.

TrackPower, Inc.

Notes to Condensed Financial Statements
November 30, 2006

Summary of Significant Accounting Policies

Nature of Business

TrackPower’s present business strategy and direction is primarily to acquire interests in horseracing tracks and also to evaluate other horseracing industry opportunities.

Basis of Presentation

The accompanying unaudited financial statements of TrackPower, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310 (b) of Regulation S-B. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended November 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the fiscal year ended February 28, 2006.

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

At November 30, 2006, amounts due from related parties were:

November 30, 2006
Entities with certain common shareholders	$83,450

At November 30, 2006, amounts due to related parties were:

November 30, 2006
Officers and directors	$30,512
Entities with certain common directors and/or officers	42,536
Total	$73,048

Amounts due to or from related parties are non-interest bearing, unsecured and do not have any specific repayment terms.

Investments

Available for Sale Marketable Securities

Baymount Incorporated

The Company accounts for its investment in Baymount Incorporated as available for sale marketable securities. Available for sale marketable securities are recorded at fair value and unrealized gains and losses, net of tax are recorded separately in stockholders’ equity. Realized gains or losses and other than temporary declines in value are reported in other income or expense as incurred.

As of November 30, 2006, the Company holds 799,000 common shares of Baymount Incorporated. The Company also holds the following warrants of Baymount: (i) 400,000 warrants that are exercisable at a price of CAD$0.30 per common share and vest on the date that Wheat City Horse Park receives regulatory approval for a horseracing license in the Province of Manitoba; and (ii) 400,000 warrants that are exercisable at a price of CAD$0.40 per common share and vest on the date that Wheat City receives from its auditors an audited consolidated financial statement evidencing that Wheat City’s cash flow for the previous financial year was positive.

During the three month period ended November 30, 2006, the Company disposed of 661,000 Baymount Incorporated common shares at an average price of $0.081 per share, for net proceeds of $53,321 and recorded a gain of $27,426 (cost basis for such shares was $25,895 or approximately $0.04 per share).

The carrying value of the investment, based on the closing share price of Baymount on November, 2006 of $0.061 (CAD$0.07), was $47,519 and the unrealized holding gain recorded within other comprehensive income was $7,236.

Equity Accounted Investment

American Racing and Entertainment, LLC.

The Company records its investment in American Racing and Entertainment, LLC as an equity accounted investment. Investments in entities under significant influence are reported using the equity basis for accounting.

On October 14, 2005, the Company issued $3,000,000 Series A 8% Convertible Cumulative Preferred Stock to acquire a 50% membership interest in Tioga Downs Racetrack, LLC (“TDRLLC”) (an entity which owned Tioga Downs Racetrack) from Asolare II LLC, a related party due to two directors of the Company also being members of Asolare II. The other 50% member of TDRLLC was Southern Tier Acquisition II, LLC. On November 8, 2005, the Company entered into agreements with Southern Tier Acquisition II, LLC and Nevada Gold NY, Inc. (a wholly owned subsidiary of Nevada Gold & Casinos, Inc. AMEX:UWN) pursuant to which on November 28, 2005, the Company exchanged its 50% membership interest in Tioga Downs Racetrack, LLC (“TDRLLC”) for a 25% membership interest in American Racing and Entertainment, LLC (“American Racing”). On March 1, 2006, the Company reduced its ownership interest in American Racing from 25% to 20% as a result of a $20,000,000 investment ($5,000,000 by way of equity and $15,000,000 by way of proposed indebtedness) in American Racing by Oneida Entertainment LLC.

On October 23, 2006, the Company disposed of one half of its membership interest in American Racing (a 10% in the entity) to Southern Tier and Oneida Entertainment (each receiving one half of the 10% membership interest) for cash proceeds of $2,300,000. At closing the Company advanced $1,300,000 to American Racing in payment of a past due capital contribution. The remaining proceeds were used to repay the Melillo Investments $1,000,000 note payable.

Since the formation of TDRLLC and subsequent transfer to American Racing, the Company has made capital contributions totaling $4,870,966 (including the $1,300,000 past due contribution made at closing of the October 23, 2006 sale).

American Racing owns Tioga Downs racetrack and on May 1, 2006 acquired Vernon Downs racetrack. The Tioga Downs and Vernon Downs facilities have been renovated and are open as horseracing and electronic gaming facilities. The members of American Racing are assisting in the development of the properties and in the event that proposed debt financing is not sufficient to complete the projects, each of the parties may be required to make additional material capital contributions. Due to the Company’s ability to exhibit significant influence over the day to day business affairs of American Racing, the Company uses the equity method to account for its investment in American Racing.

The carrying value of the Company’s investment in American Racing at November 30, 2006 was as follows:

Acquisition cost of Tioga Downs interest	$3,000,000
Capital contributions to Tioga Downs Racetrack, LLC or American Racing	4,870,966
Total	$7,870,966
Less: Membership share of losses since acquisition
October 15, 2005 to December 31, 2005	116,698
January 1 to March 31, 2006	321,068
April 1 to June 30, 2006	962,720
July 1 to October 23, 2006	1,204,978
Total	2,605,464
Carry value as of October 23, 2006	$5,265,502
Less: carrying value of 10% membership interest disposed of on October 23, 2006	2,632,751
Carrying value of remaining 10% membership interest at November 30, 2006	$2,632,751

The $1,400,486 membership share of losses represents the Company’s portion of losses for the period since acquisition on October 14, 2005 to June 30, 2006. Losses for the period July 1, 2006 to October 23, 2006 were $6,024,888 and $1,204,978 or 20% were attributable to the Company’s investment in American Racing.

The fiscal year end of American Racing is December 31. The equity portion of losses recorded by the Company in the financial statements as at November 30, 2006 was up to October 23, 2006.

The Company recorded a loss on disposal of the membership interest as follows:

Proceeds on disposal of 10% membership interest	$2,300,000
Carrying value of membership interest	2,632,751
Loss on disposal	$(332,751)

Notes Payable

November 30, 2006
SIG Communications Partnership 10% unsecured promissory note	$21,000
Southern Tier Acquisition II, LLC and Oneida Entertainment Holdings Inc., 15% 5 year secured promissory note	400,000
Total	$421,000
Less: current portion	21,000
Long term portion	$400,000

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

Southern Tier and Oneida Entertainment Promissory Note

On October 20, 2006, the Company issued a $400,000 15% secured promissory note to Southern Tier Acquisition II LLC and Oneida Entertainment Holdings Inc. The financing consisted of a $200,000 loan from each of Southern Tier and Oneida. Interest is paid monthly beginning December 1, 2006 and the promissory note matures on November 1, 2011. The Company entered into a pledge and security agreement to secure the promissory note providing as collateral all of the Company’s remaining 10% membership interest in American Racing. Pursuant to the terms of the promissory note the Company has the option to request a further $300,000 loan on January 17, 2007.

Melillo Investments Promissory Note

On January 13, 2006, the Company issued a $1,000,000 11% secured promissory note to Melillo Investments pursuant to a financing. The financing consisted of a $1 million loan and a commitment fee of 3,000,000 shares of the Company’s common stock. The promissory note pays interest quarterly in arrears beginning on March 31, 2006 at the rate of 11% per annum. The promissory note matures on the earlier of the fifth anniversary of the date of issuance or on the closing date of new debt financing of no less than $5 million. Additionally, the Company entered into a pledge and security agreement to secure the promissory note providing as collateral all of the Company’s 20% membership interest in American Racing. Two of the Company’s directors executed a limited personal guaranty agreement whereby they both individually guaranteed the obligations of the Company under promissory note.

On October 23, 2006, at closing of the Company’s sale of 10% of its membership interest in American Racing, the Company repaid the principal and interest owed on the Melillo Investments Promissory Note.

Loss per Share

Loss per common share is based on the weighted average number of shares outstanding during each period presented. Warrants to purchase stock are included as common stock equivalents only when dilutive.

Related Party Transactions

During the nine month period ended November 30, 2006, the Company paid $50,000 in compensation to two directors for their personal guarantee of a $1,000,000 note payable and $102,015 to officers and directors as a 5% success fee on private placements arising from their introductions. An entity solely owned by a director of the Company paid certain expenses on behalf of the Company totaling $150,000. The Company has paid $139,140 for strategic consulting services to a director of the Company during the nine month period ended November 30, 2006. The Company issued 18,000,000 common shares, valued at $162,000, as a settlement upon the resignation of the Company’s Chairman of the Board.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” which amends SFAS No. 133 and SFAS No. 140. SFAS No. 155 permits hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation to irrevocably be accounted for at fair value, with changes in fair value recognized in the statement of income. The fair value election may be applied on an instrument-by-instrument basis. SFAS No. 155 also eliminates a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. SFAS No. 155 is effective for those financial instruments acquired or issued after December 1, 2006. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument will be recognized as a cumulative-effect adjustment to beginning retained earnings. The Company does not expect the new standard to have any material impact on our financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The standard permits an entity to subsequently measure each class of servicing assets or servicing liabilities at fair value and report changes in fair value in the statement of income in the period in which the changes occur. SFAS No. 156 is effective for the Company as of December 1, 2006. The Company does not expect the new standard to have any material impact on our financial position and results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

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

Recent Developments

Sale of Membership Interest in American Racing

On October 23, 2006, the Company sold one half of its membership interest in American Racing to Southern Tier and Oneida Entertainment for cash proceeds of $2,300,000. At closing the Company advanced $1,300,000 of the proceeds to American Racing for past due capital contributions and utilized the remaining $1,000,000 of the proceeds to repay the Melillo Investments 11% secured promissory note. Each of Southern Tier and Oneida Entertainment acquired half of the membership interest sold by the Company. Post closing the remaining membership interest in American Racing is 10%.

Southern Tier and Oneida Entertainment Loan

On October 20, 2006, the Company obtained a $200,000 15% secured loan from each of Southern Tier Acquisition II LLC and Oneida Entertainment Holdings Inc. The loan matures on November 1, 2011. The Company entered into a pledge and security agreement to secure the loan providing as collateral all of the Company’s remaining 10% membership interest in American Racing. Pursuant to the terms of the promissory note the Company has the option to request a further $300,000 loan on January 17, 2007.

Resignation of Director

On November 3, 2006, John G. Simmonds, resigned as a director and chairman of the board. The Company issued 18,000,000 common shares, valued at $162,000 as a settlement upon his resignation.

Plan of Operations

The Company holds a 10% membership interest in American Racing and Entertainment, LLC, a New York Limited Liability company, that is developing a horseracing and gaming facility in Nichols, New York known as Tioga Downs and is renovating another New York facility known as Vernon Downs. The Tioga Downs facility began to operate in June 2006 and the Company is in the process of reopening the Vernon Downs facility. Under the terms of the operating agreement with American Racing the Company, TrackPower and its partners are obligated to advance further amounts to the venture.

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

Results of Operations

For the three month period ended November 30, 2006

Total costs and expenses totaled $1,996,027 during the three-month period ended November 30, 2006 compared to $440,592 during the three month period ended November 30, 2005. The reason for the substantial increase results from the Company’s acquisition of a membership interest in American Racing and Entertainment, LLC which has opened for operations but has not yet achieved breakeven results. For the three month period November 30, 2006 the Company has recognized $1,204,978 of equity losses in that investment.

Wages and consulting fees were $342,685 during the three month period ended November 30, 2005 compared to $52,779 during the three month period ended November 30, 2006. Wages and consulting fees during the three month period ended November 30, 2005 represented $229,412 paid for consulting costs of the Company’s CEO (of which $134,687 was the accrued fair value of 6,700,824 shares of the Company’s common stock issuable pursuant to Mr. Tracy’s employment letter agreement), various miscellaneous consulting costs associated with the American Racing and Entertainment and Tioga Downs Racetrack ventures totaling $80,000, wage costs of a part time accountant totaling $5,849, marketing consulting costs of $16,724 and corporate secretarial consulting services of $10,700. Wages and consulting costs during the three month period ended November 30, 2006 consisted of employment costs of $37,000 paid to the Company’s CEO, and various consulting fees totaling $15,005.

Management and consulting fees paid to related parties were $45,000 during the quarter ended November 30, 2005 and $239,083 in the current quarter. During the current quarter, the Company issued 18,000,000 common shares valued at $162,000 as a settlement upon the resignation of a director and chairman of the board, paid $49,140 in strategic consulting services of that director and $27,943 was paid for corporate secretarial services of an officer.

General and administrative expenses were $31,701 during the three month period ended November 30, 2005 compared to $66,110 during the three month period ended November 30, 2006.

Within general and administrative costs; 1) rent and insurance expenses were $5,279 in the prior year and $13,259 in the current quarter, 2) auto lease, repair and gasoline expenses were $6,156 during the three month period ended November 30, 2005 and $12,833 in the comparative period in the current year, 3) travel, meals and entertainment totaled $8,379 during the three month period ended November 30, 2005 and 9,623 in the current quarter, 4) corporate fees and directors fees totaled $5,574 during the three month period ended November 30, 2005 and $9,639 during the comparative period in the current year, 5) telephone and cellular costs were $6,019 in the current quarter and $3,420 in the prior year, and 7) other miscellaneous costs totaled $14,737 during the current quarter compared to $2,893 in the prior year.

Professional fees during the three month period ended November 30, 2006 were $48,000 marginally lower compared to $54,425 during the quarter ended November 30, 2005. Accounting fees were $9,000 during both the three month period ended November 30, 2006 and 2005. Legal fees were $23,995 during the quarter ended November 30, 2006 and $45,425 in the prior period. The Company also incurred $15,005 in various professional consulting fees during the current quarter.

Amortization increased from $265 during the three month period ended November 30, 2005 to $511 during the current quarter.

The Company disposed of 661,000 common shares of Baymount Incorporated during the three month period ended November 30, 2006, for a gain of $27,426. The Company received net proceeds of $53,321 and the common shares had a cost base of $25,895.

Interest expense during the three month period ended November 30, 2006 was $79,241. Interest expenses arose from a note payable issued during fiscal 2006. Interest expense also included the full amortization of $66,150 remaining deferred financing costs associated with the Melillo Investments loan.

The Company began to account for its investment in American Racing and Entertainment, LLC through the equity method effective at acquisition date on October 14, 2005. During the three month period ended November 30, 2006, the Company recorded $1,204,978 in equity losses arising from the operations of American Racing. Consolidated losses of American Racing were $6,024,888 during the period July 1 to October 23, 2006 of which 20% or $1,204,978 were recorded as equity losses in the financial records of Trackpower for the three month period ended November 30, 2006. In addition on October 23, 2006, the Company disposed of one half of its investment in American Racing for cash proceeds of $2,300,000. The carrying value of the interest sold was $2,632,751 and therefore the Company recorded a loss on disposal of $332,751.

The Company also accrued $59,836 as dividends on the Series A 8% Convertible Cumulative Preferred Stock issued during the quarter ended November 30, 2006.

The Company recorded a net loss of $2,055,863 during the three month period ended November 30, 2006 ($0.003 per share) compared to a net loss of $471,496 ($0.001 per share) during the comparative period in the prior year.

For the nine month period ended November 30, 2006

Total costs and expenses totaled $4,102,498 during the nine-month period ended November 30, 2006 compared to $855,779 during the nine month period ended November 30, 2005. The reason for the substantial increase results from the Company’s acquisition of a membership interest in American Racing and Entertainment, LLC which has opened for operations but has not yet achieved breakeven results. For the nine month period November 30, 2006 the Company has recognized $2,488,766 of equity losses in that investment.

Wages and consulting fees were $503,307 during the nine month period ended November 30, 2005 compared to $277,748 during the comparative period in the current year. Wages and consulting fees during the nine month period ended November 30, 2005 represented $361,353 paid for consulting costs of the Company’s CEO (of which $134,687 was the accrued fair value of 6,700,824 shares of the Company’s common stock issuable pursuant to Mr. Tracy’s employment letter agreement), various miscellaneous consulting costs associated with the American Racing and Entertainment and Tioga Downs Racetrack ventures totaling $80,000, wage costs of a part time accountant totaling $13,827, marketing consulting costs of $37,427 and corporate secretarial consulting services of $10,700. Wages and consulting costs during the nine month period ended November 30, 2006 consisted of employment costs of $188,386 (including an accrual of $43,861 representing future common stock based compensation pursuant to an employment letter memorandum) paid to the Company’s CEO, financial accounting consulting costs totaling $21,689 and various consulting fees totaling $67,673.

Management and consulting fees paid to related parties were $125,000 during the three month period ended November 30, 2005 and $367,019 during the current period. During the current period $139,140 was for the strategic consulting services of a director and $65,879 was for corporate secretarial services of an officer. The Company also issued 18,000,000 common shares valued at $162,000 as a settlement upon the resignation of a director and chairman of the board.

General and administrative expenses were $118,275 during the nine month period ended November 30, 2005 compared to $202,370 during the nine month period ended November 30, 2006.

Within general and administrative costs; 1) travel, meals and entertainment totaled $37,643 during the nine month period ended November 30, 2005 and were $58,102 in the comparative period in the current year, 2) auto lease, repair and gasoline expenses were $20,352 during the nine month period ended November 30, 2005 and $33,543 during the nine month period ended November 30, 2006, 3) corporate fees and directors fees totaled $23,031 during the nine month period ended November 30, 2005 and $30,833 during the comparative period in the current year 4) rent and insurance expenses were $28,406 in the current nine month period and $11,669 in the prior year, 5) communications costs including cellular service and land line were $18,884 in the current nine month period up from $6,090 in the prior year 6) investor relations costs of $7,350 during the nine month period ended November 30, 2005 and compared to $6,850 in the current year, and 7) other miscellaneous costs totaled $25,752 during the current nine month period and $12,140 during the nine month period ended November 30, 2005.

Professional fees were $141,886 during the nine month period ended November 30, 2005 substantially less than $285,598 during the comparative period in the current year. Accounting fees were $27,000 during the nine month period ended November 30, 2005 and $37,975 during the nine month ended November 30, 2006. Legal fees were $114,886 during the nine month period ended November 30, 2005 and $132,104 in the comparative period in the current year. During the nine month period ended November 30, 2006, the Company incurred $50,000 in guarantee fees associated with two directors personally guaranteeing a $1,000,000 note payable and $65,519 in various professional consulting fees a portion ($50,514) of which was settled with 4,562,500 shares of the Company’s common stock.

Amortization increased from $795 during the nine month period ended November 30, 2005 to $1,292 during the current period.

The Company disposed of 931,000 common shares of Baymount Incorporated during the nine month period ended November 30, 2006, for a gain of $41,302. The Company received net proceeds of $79,433 and the common shares had a cost base of $38,131.

Interest expense during the nine month period ended November 30, 2006 was $188,256. Interest expenses arose from a note payable issued during fiscal 2006. Interest expense also included the amortization of $74,250 deferred financing costs associated with the Melillo Investments loan.

The Company began to account for its investment in American Racing and Entertainment, LLC through the equity method effective at acquisition date on October 14, 2005. During the nine month period ended November 30, 2006, the Company recorded $2,488,766 in equity losses arising from the operations of American Racing. On October 23, 2006, the Company disposed of one half of its investment in American Racing for cash proceeds of $2,300,000. The carrying value of the interest sold was $2,632,751 and therefore the Company recorded a loss on disposal of $332,751.

The Company also accrued $180,822 as dividends on the Series A 8% Convertible Cumulative Preferred Stock issued during the nine month ended November 30, 2006.

The Company recorded a net loss of $4,283,320 during the nine month period ended November 30, 2006 ($0.007 per share) compared to a net loss of $886,683 ($0.002 per share) during the comparative period in the current year.

Critical Accounting Policies and Estimates

The discussion and analysis of results of operations and financial condition are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates the estimates on an on-going basis, including those related to bad debts, investments, customer accounts, intangible assets, income taxes, and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that they believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Note 2 of the "Notes to Financial Statements" of the Company’s Annual Audited Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of the financial statements. The following is a brief description of the more significant accounting policies and methods the Company uses.

Fair Value of Financial Instruments:

Cash, accounts payable, accrued expenses, note payable and loans receivable are carried in the financial statements at amounts which approximate fair value.

Investments:

The Company’s investments consist of common stock of publicly quoted company and a membership interest in a private New York Limited Liability Company. The common stock of the publicly quoted company are considered “available for sale securities” and are recorded at fair value with unrealized gains and losses, net of tax are recorded separately in stockholders’ equity. Realized gains or losses and other than temporary declines in value are reported in other income or expense as incurred. The investment in the private New York Limited Liability Company is accounted for using the equity method.

Financial Condition

During the nine month period ended November 30, 2006, total assets decreased from $7,273,764 to $2,781,979. The decrease is primarily the result of the Company’s share of equity losses and the divestiture of a 10% interest membership interest in American Racing.

Current assets decreased from $659,804 at February 28, 2006 to $59,266 at November 30, 2006. The reduction is attributable to a reduction in cash from $609,804 to $5,077, a reduction in prepaid costs and expenses from $50,000 to $6,670 and an increase in marketable securities from zero to $47,519. Marketable securities at November 30, 2006, included 799,000 common shares of Baymount Incorporated valued at $47,519.

The carrying value of the American Racing investment, of $2,632,751, consists of the original amount paid for the Tioga Downs Racetrack, LLC interest, cash amounts transferred to Tioga Downs Racetrack, LLC or American Racing less the Company’s share of losses from operations.

The Company’s liabilities decreased from $3,455,437 at the beginning of the year to $969,057 at November 30, 2006. The decrease is substantially the result of the Company repaying a $1,486,616 note payable which matured subsequent to year end.

Accounts payable remains materially unchanged at $261,403 at the beginning of the year compared to $260,108 at November 30, 2006. Due to related parties decreased from $287,143 at February 28, 2006 to $73,048 at November 30, 2006. Amounts owed to related parties primarily represents unpaid amounts for services rendered to the Company by related parties. Due from related parties increased from nil at February 28, 2006 to $83,450 at November 30, 2006. Amounts owed by related parties primarily represent costs and expenses paid by the Company on behalf of related parties.

The Company settled a lawsuit with a former consultant by issuing 4,500,000 shares of the Company’s common stock, valued at $120,600 and by issuing a cash payment of $125,000 during the first half of the year which had been fully accrued for at February 28, 2006. Accrued professional fees decreased from $73,134 at February 28, 2006 to $60,526 at November 30, 2006.

During the year ended February 28, 2006, the Company issued $3,000,000 in Series A preferred shares to acquire the Tioga Downs assets, which formed the basis of the eventual American Racing investment.

On October 20, 2006, the Company issued a $400,000 15% 5 year promissory note to Southern Tier and Oneida Entertainment. The proceeds were used for general corporate purposes.

The stockholders’ equity decreased from $3,818,327 at February 28, 2006 to $1,812,922 at May 31, 2006. The decrease is attributable to:

-
257,645,000 common shares issued for net proceeds of $2,474,436 ($909,200 of which had been received during fiscal 2006 and recorded in common stock subscribed at February 28, 2006) and further subscriptions for 10,000,000 common shares (for proceeds of $100,000) but not issued as of November 30, 2006,

-	5,062,500 common shares issued for consulting services provided valued at $79,625,

-	9,008,089 common shares (valued at $243,218) issued to an officer and director pursuant to compensation arrangements,

-	18,000,000 common shares (valued at $162,000) issued as a settlement with a resigning director and chairman of the board,

-	4,500,000 shares of common stock (valued at $120,600) issued as part of a lawsuit settlement,

-	an unrealized holding gain on marketable securities of $7,236, and

-	an increase in the accumulated deficit arising from the $4,283,320 loss for the period.

Liquidity and Capital Resources

During the nine month period ended November 30, 2006, the Company used $1,257,954 in cash from operating activities primarily as a result of operating losses. Cash provided used in financing activities during the first nine months amounted to $421,380, which resulted from private placements of shares of the Company’s common stock totaling $1,665,236 offset by a net repayment of notes payable of $2,086,616. Cash provided by investing activities totaled $1,074,607 and primarily arose from the disposal of certain investments.

The revenues of the Company during the nine month period ended November 30, 2006 were zero therefore did not play a significant role in financing operations. Management expects to begin receiving distributions from the American Racing investment during fiscal 2008.

During the nine month period ended November 30, 2006, the Company divested of one half of its membership interest in American Racing in order to meet past due capital contributions and repay a promissory note. The Company received $2.3 million in cash, used $1.3 million of it for capital contributions and the remaining $1.0 million was used to retire a $1.0 million loan.

Also during the most recent quarter the Company obtained a new $400,000 loan and used the proceeds for general corporate purposes.

The Company continues to be successful in raising sufficient funds to offset operating losses. The Company issued 257,645,000 common shares under private placements for total net proceeds of approximately $2.5 million. In addition the Company received common stock subscriptions totaling $100,000 during the nine ended November 30, 2006 for which stock certificates totaling 10,000,000 common shares had not been issued as of November 30, 2006. There can be no assurance that the Company’s ability to raise capital through private placements will continue.

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

Item 3. Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. Other Information

Item 2. Unregistered Sales of Equity Securities.

The Company issued the following unregistered securities as a settlement with a resigning director during the three month period ended November 30, 2006.

		Number of
Date	Securities issued to	Shares
Issuances during November 2006	John G. Simmonds	18,000,000

The issuance of the foregoing securities by the Company was a private placement made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None

Item 6. Exhibits

Exhibit	Document
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(*) Filed with this Report.

(Remainder of page left intentionally blank)

SIGNATURES

In accordance with the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

DATE: JANUARY 19, 2007	BY:	/s/ Edward Tracy
Edward M. Tracy President and Chief Executive Officer

DATE: JANUARY 19, 2007	BY:	/s/ James Ahearn
James Ahearn Chief Financial Officer (principal financial officer)

Exhibit Index

Exhibit	Document
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(*) Filed with this Report.

(Remainder of page left intentionally blank)