Form 10KSB
period 2007-02-28
TRACKPOWER INC
filed 2007-07-16
CIK 819927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended February 28, 2007

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________to____________

Commission File No. 000-28506

Trackpower, Inc.
(Name of Small Business Issuer in its charter)

Wyoming (State or other jurisdiction of incorporation or organization)	13-3411167 (I.R.S. Employer Identification No.)

67 Wall Street, Suite 2211 New York, New York, 10005 (Address of Principal Executive Offices)	212-804-5704 (Issuer’s Telephone No., including area code)
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $0.001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No  ☒

The issuer’s revenues for the fiscal year ended February 28, 2007 were $0.00.

Based on the closing price on July 3, 2007 of $0.0042 per share of common stock, as reported by the NASD’s OTC Bulletin Board, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $3,159,528. For the purposes of this response, directors, officers and holders of 5% or more of the issuer’s Common Stock are considered the affiliates of the issuer at such date.

As of July 3, 2007, the number of shares outstanding of the registrant’s Common Stock was 772,268,540 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference into Part III of the Annual Report on Form 10-KSB: None.

Transitional Small Business Disclosure Format (check one): Yes  ☐  No  ☒

Part I

Item 1. Description of Business

History

TrackPower, Inc. ("we, "us," "our," or the "Company") was incorporated under the laws of the State of Wyoming on June 30, 1993.

Description of Current Business Plan

Our present business strategy and direction is to acquire interests in horseracing and gaming facilities. As of July 3, 2007 we hold approximately a 5.4% membership interest in American Racing and Entertainment, LLC.

Recent Developments

Investment in American Racing and Entertainment LLC

At the beginning of fiscal 2007, we held a 25% membership interest in American Racing and Entertainment, LLC (“American Racing”). In March 2006 we reduced our ownership position from 25% to 20% as a result of a an investment in American Racing by Oneida Entertainment LLC. On October 23, 2006, we sold a 10% membership interest in American Racing to Southern Tier Acquisition II, LLC and Oneida Entertainment (each receiving one half of the 10% membership interest) for cash proceeds of $2,300,000. After fiscal 2007 year end we failed to make capital contributions and our membership interest was reduced to approximately 5.4%.

American Racing owns Tioga Downs racetrack and on May 1, 2006 acquired Vernon Downs racetrack. The Tioga Downs and Vernon Downs facilities are horseracing and electronic gaming facilities. The members of American Racing are assisting in the development of these properties.

Investment in Baymount Inc.

We hold common shares of Baymount Inc. a TSX Venture Exchange public entity. During fiscal 2007 we sold 1,626,000 common shares of Baymount.

Officer and Director Resignations and Appointments

On November 1, 2006, John Simmonds resigned as chairman and director. We issued 18,000,000 common shares and agreed to pay all amounts due to him in exchange for his resignation.

On February 23, 2007, Ed Tracy and Jim Ahearn resigned as CEO and CFO, respectively, and both resigned as directors. We agreed to pay Ed Tracy a lump sum payment of $150,000 and issue 10,000,000 common shares in exchange for his resignation. On February 23, 2007 Ken Adelberg resigned as a director of the Company.

John Simmonds was appointed CEO, CFO, chairman and director on February 23, 2007. Also on February 23, 2007 Paul Francey and Michael Connell were appointed directors of our Company. Paul Francey resigned as a director on April 19, 2007.

Industry Overview

American Racing operates in the horseracing, resort and gaming industry in New York State. Wagering on horseracing is carried out through pari-mutuel wagering. The pari-mutuel industry has experienced a revival in the last 10 years. After declining attendance and pursues at most horseracing facilities, many jurisdictions including New York State have passed legislation to permit the establishment of slot machines or video lottery parlors on racetrack grounds. This approach has been successful in driving attendance up and generating higher purses for horseracing. Operating video lottery terminals (“VLTs”) at racetracks draws a much larger customer base and increases the revenue generated by a typical racetrack customer.

Competition

We compete, through our investment in American Racing with a number of racetracks and casino facilities in New York State. American Racing competes with several horseracing and VLT facilities including Saratoga Gaming and Raceway, Finger Lakes Gaming and Racetrack, Fairgrounds Raceway, Monticello Raceway, Batavia Downs, Yonkers Raceway and Aqueduct Raceway. American Racing also competes with a few casinos in close proximity to its operations including Turning Stone Casino, Akwesasne Mohawk Casino and Lakeside Gaming Casino.

Government Regulations

American Racing holds a New York racing and wagering license issued by the New York Racing & Wagering Commission. This license allows the sites owned by American Racing to operate horseracing together with pari-mutuel wagering. In addition it allows American Racing to have VLTs on site. The New York Racing & Wagering Commission also grants simulcast licenses to enable simulcasting of New York and out-of-state races at each licensed racetrack.

Employees

As of the date of this Report, we have two employees, being our current officers.

Risk Factors

WE ARE ENGAGED IN A HIGHLY COMPETITIVE INDUSTRY. OUR FAILURE TO COMPETE EFFECTIVELY COULD ADVERSELY AFFECT OUR MARKET SHARE AND RESULTS OF OPERATIONS.

We face intense competition from other racing and gaming ventures, and the failure to compete effectively could adversely affect our market share and results of operations. We face intense competition from several companies currently offering similar products to the same customers:

Many of our current and potential competitors have financial, personnel and other resources, including brand name recognition, which are substantially greater than ours. Many of our competitors have established locations, and so enjoy a competitive advantage over us in these areas as well. We may not be able to compete successfully and competitive pressures may materially and adversely affect our business, results of operations and financial condition.

OUR INVESTMENT IN AMERICAN RACING DEPENDS SIGNIFICANTLY ON ITS LICENSE WITH NEW YORK STATE RACING AND WAGERING COMMISSION. A LOSS OF THE RACING AND WAGERING LICENSE COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

Our operations could be adversely affected if American Racing lost or could not renew its Racing and Wagering License. Any interruption in this license could cause American Racing to suffer or even fail.

OUR INVESTMENT IN AMERICAN RACING HAS A LIMITED OPERATING HISTORY ON WHICH INVESTORS CAN EVALUATE OUR FUTURE PROSPECTS. IF THEY ARE NOT SUCCESSFUL IN MANAGING AND GROWING THE BUSINESS, THEN THE VALUE OF YOUR INVESTMENT MAY BE HARMED.

The size and structure of our Company changed significantly since 1998. Our reports of operations since the dates of the acquisitions may not be sufficient to assess our future prospects.

In light of the changing nature of our operations, our operating results are difficult to forecast, because they generally depend on the success of American Racing. As a result, we may be unable to adjust our expenses in a timely manner to compensate for poor performance of American Racing. A failure of American Racing will significantly harm our business and operating results.

Item 2. Description of Property

Our principal offices are located in New York at 67 Wall Street, Suite 2211, New York, NY 10005, telephone number (212) 804-5704 and Canada at 12650 Jane Street, King City, Ontario L7B 1A3, Canada, telephone number (905) 833-8945.

Item 3. Legal Proceedings

We are unaware of any material pending legal proceedings to which we are a party or of which any of our property is subject. Our management is not aware of any threatened proceedings by any person, organization or governmental authority.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of the security holders of the Company.

Part II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our Common Stock currently is listed for trading on the OTC BB under the symbol "TPWR." The table below sets forth the reported high and low bid prices for the periods indicated. The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in our common stock.

	Fiscal Year Ended 2/28/2007		Fiscal Year Ended 2/28/2006
	High	Low	High	Low
First Quarter	.042	.027	.06	.03
Second Quarter	.029	.017	.05	.03
Third Quarter	.019	.004	.04	.02
Fourth Quarter	.007	.003	.05	.02

At July 3, 2007 the closing bid price of our Common Stock was $0.0042.

There is currently only a limited public market for our common stock on the OTC Bulletin Board, and no assurance can be given that such a market will develop or that a stockholder will ever be able to liquidate his investment without considerable delay, if at all. If such a market should develop, the price may be highly volatile. Unless and until our common shares are quoted on the NASDAQ system or listed on a national securities exchange, it is likely that the common shares will be defined as "penny stocks" under the Exchange Act and SEC rules thereunder. The Exchange Act and penny stock rules generally impose additional sales practice and disclosure requirements upon broker-dealers who sell penny stocks to persons other than certain "accredited investors" (generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse) or in transactions not recommended by the broker-dealer.

For transactions covered by the penny stock rules, the broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the SEC. So long as Trackpower’s common shares are considered "penny stocks", many brokers will be reluctant or will refuse to effect transactions in Trackpower’s shares, and many lending institutions will not permit the use of penny stocks as collateral for any loans.

(a) As of February 28, 2007, there were 952 stockholders of record of our common stock, including 3,189 beneficial holders.

(b) We did not pay any dividends on our Common Stock during the two years ended February 28, 2007. Pursuant to the laws of the State of Wyoming, a corporation may not issue a distribution if, after giving its effect, the corporation would not be able to pay its debts as they became due in the usual course of business, or such corporation's total assets would be less than the sum of their total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. As a result, management does not foresee that we will have the ability to pay a dividend on our Common Stock in the fiscal year ended February 28, 2008. See "Part II, Item 7, Financial Statements."

(c) There are currently no securities authorized for issuance under any equity compensation plans. However, we may adopt such a plan in the future.

ITEM 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS/ PLAN OF OPERATION

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

Overview

During the year ended February 28, 2007, we participated in the development of Tioga Downs Racetrack and the re-opening of Vernon Downs Raceway, through an investment in American Racing and Entertainment, LLC. At the beginning of the year our membership interest in American Racing was 25% and by the end of the year it had been reduced to approximately 5.4%.

Results of Operations

For the year ended February 28, 2007 and February 28, 2006

Revenues

Our revenues for the years ended February 28, 2007 and 2006 were zero. We hold an approximately 5.4% membership interest in American Racing and Entertainment, LLC which is developing a horse racetrack and gaming facility known as Tioga Downs and is redeveloping another racing and gaming facility known as Vernon Downs. Both facilities are located in New York State. American Racing at some point in the future will begin to make distributions to us which we will record as revenue.

Costs and Expenses

Our total costs and expenses were $1,752,500 during the year ended February 28, 2006 and $6,619,675 during our year ended February 28, 2007. The increase in costs and expenses is attributable to our write down of the carrying value of our investment in American Racing, a loss we recognized on the sale of part of our investment and our share of their losses while we equity accounted the investment. On October 23, 2006, we sold one-half of our investment and at that time we changed from accounting for the investment from equity accounting to a held to maturity investment.

Wages and consulting fees incurred during the year ended February 28, 2006 were $705,526 compared to $459,487 during the year ended February 28, 2007.

Wages and consulting fees consisted of cash and stock compensation paid to the Company’s CEO totaling $566,846 (pursuant to the terms Mr. Tracy’s compensation letter memorandum he was to be paid 2.5% of the outstanding number of shares as of May 1, 2005 and .5% of the outstanding number of shares on January 5, 2006. The May 1, 2005 allotment totaled 6,700,824 shares of the Company’s common stock valued at $180,922 and the January 5, 2006 allotment totaled 2,307,265 shares valued at $62,296.), strategic consulting fees associated with the Tioga investment of $54,000 (paid through the issuance of 2,000,000 shares of the Company’s common stock), marketing consulting fees totaling $54,262 and financial accounting consulting fees totaling $30,418.

Wages and consulting during the year ended February 28, 2007 consisted of wages and benefits of $359,125 paid to our former CEO ($173,125 as wages, $150,000 as a termination payment and 10,000,000 common shares valued at $36,000 also as part of his termination) accounting consulting costs of $26,361 and other consulting fees totaling 74,001. The other consulting services provided to us during fiscal 2007 were for marketing and public relations services.

We paid management fees to related parties totaled $196,750 during the year ended February 28, 2006 compared to $392,540 during the year ended February 28, 2007.

During our fiscal 2006 management fees paid to a related party were for executive management costs, which was at $10,000 per month prior to May 2005 and $15,000 thereafter. Services provided for these fees include strategic planning, financing and horseracing industry consulting and totaled $170,000. In addition the Company paid $26,750 to a related party for corporate secretarial services. Management fees of $230,540 we paid during fiscal 2007 were for the strategic consulting services of our chairman, services as our CEO and services provided to us by our corporate secretary. In addition we issued our chairman 18,000,000 shares of our common stock during our fiscal 2007 year, which we valued at $162,000, as a settlement when he resigned.

Professional fees totaled $294,788 during our year ended February 28, 2007 and $322,981 during the year ended February 28, 2006. Audit and accounting fees totaled $36,000 in the prior year and $64,540 in our current year. Legal fees were $286,981, $59,593 of which was associated with financing activities and $227,388 was associated with SEC compliance, transaction structuring for American Racing and other day to day matters during the year ended February 28, 2006. Legal fees and miscellaneous professional costs were $230,248 during our fiscal 2007 year and included $50,000 paid to two of our directors as a guarantee fee for providing personal guarantees of our debt, $132,058 in miscellaneous legal costs, $36,000 for services provided paid for with 2,000,000 shares of our common stock and other professional costs totaling $12,190.

General and administrative expenses were $177,787 during fiscal 2006 and $247,005 during our year ended February 28, 2007, representing an increase of approximately $69,000. General and administrative expenses included; 1) auto lease, repair and gas expenses of $80,068 during the current fiscal year and $28,142 last year, 2) travel, meals and entertainment expenses of $52,188 in current fiscal and $47,582 in the prior year, 3) directors fees and transfer agent costs totaling $36,662 in the current year and $31,073 in the prior year, 4) occupancy costs of $31,419 in 2007 and $25,956 in 2006, 5) communications costs (telephone and cellular) of $17,878 in 2007 and $14,434 in 2006, 6) advertising costs totaling $7,350 during the year ended February 28, 2006 and $6,850 during the comparative period this past year, and 7) $21,940 of miscellaneous costs and expenses in fiscal 2007 compared to $23,250 in 2006.

Interest expense was $18,846 during the year ended February 28, 2006 and $209,979 in the current year. Interest expense during fiscal 2006 arises from the 11%, $1,000,000 note payable issued by the Company in January 2006 and interest expense during fiscal 2007 arose from the 11% $1,000,000 note payable and the 8% $700,000 notes payable.

Interest expense during the year ended February 28, 2007 included $78,300 representing the amortization of the issuance of 3,000,000 shares of the Company’s common stock, valued at $81,000, as a financing commitment fee and interest on notes payable to Southern Tier, Onieda Entertainment and the Mellilo loan.

Depreciation of capital assets was $1,796 during fiscal 2006 and $1,923 during the year ended February 28, 2007.

During fiscal 2006, we agreed to settle a lawsuit with a former consultant of the Company by paying $125,000 in cash and issuing 4,500,000 common shares valued at $120,600. We provided for a $245,600 loss in its statement of operations for the year ended February 28, 2006.

We began to account for our investment in American Racing through the equity method effective acquisition date on October 14, 2005. We recorded $116,698 in losses arising from the operations of American Racing in our fiscal 2006 year. In fiscal 2007 our share of American Racing losses were $2,488,766 ($220,410 while we held a 25% interest and $2,268,356 while we held 20%). When we reduced our investment to 10% on October 23, 2006 we stopped using the equity method and no longer picked up losses. On October 23, 2006 when we sold half of our investment for proceeds of $2,300,000 we recorded a loss on disposal of $332,751. After October 23, 2006 there were several capital contribution calls made by American Racing to its members including us. Other than a January 17, 2007 $300,000 call (which we made after we borrowed $300,000 from two of our member partners), we elected not to make the contributions and our membership interest began to erode. As of today we hold approximately a 5.4% interest. At year end we felt that the carrying value of $2,932,751 was impaired because American Racing had losses of over $16,000,000 during their year ended December 31, 2006 and we wrote down the carrying value by $2,232,751 to $700,000. We believe that $700,000 is the value we might receive if we sold the remaining interest.

During the year ended February 28, 2006, we disposed of 510,000 common shares of Baymount Inc.. for net proceeds of $56,595 and recorded a gain of $33,484. We also sold 1,626,000 shares of Baymount in our 2007 fiscal year for proceeds of $89,178 and recorded a gain of $40,315.

We accrued $90,082 as dividends on our Series A 8% Convertible Cumulative Preferred Stock issued during year ended February 28, 2006 and $240,000 in fiscal 2007.

Our net loss for fiscal 2007 was $6,859,675 substantially higher than our net loss of $1,842,582 in fiscal 2006.

Critical Accounting Policies and Estimates

The discussion and analysis of results of operations and financial condition are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate the estimates on an on-going basis, including those related to bad debts, investments, customer accounts, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that they believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Note 2 of the "Notes to Consolidated Financial Statements" includes a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements. The following is a brief description of the more significant accounting policies and methods we use.

Investments

Our investments consist of common stock of publicly quoted company and a membership interest in a private New York Limited Liability Company. The common stock of the publicly quoted company and the membership interest in the private New York Limited Liability Company are considered “held to maturity” and therefore have been recorded at cost. Any unrealized losses which are considered “other than temporary” are classified as realized losses through operations.

Financial Condition

During our year ended February 28, 2007, our total assets decreased from $7,273,764 to $824,877. The decrease of approximately $6,450,000 is primarily the result of the following factors:

-	picking up our $2,488,766 share of losses of American Racing losses while we equity accounted our investment,

-	our $2,232,751write down in the carrying value of our investment in American Racing,

-	a loss of $332,751 when we sold one half of our interest in American Racing in October 2006,

-	fully amortizing all ($78,300) of our deferred financing costs,

Our liabilities decreased from $3,455,437 at the beginning of the year to $1,551,925 at the end. The decrease is primarily because we paid off two promissory notes totaling approximately $2,500,000 and were replaced by new loans of only $700,000.

Accounts payable decreased a little from $261,403 at the beginning of the year to $252,474 at the end of the year. The amounts we owe to related parties decreased slightly from $287,143 at February 28, 2006 to $264,795 at February 28, 2007. Amounts owed to related parties primarily represents unpaid amounts for services rendered to the Company by related parties.

Accrued other (being directors’ fees and a special legal loss accrual) decreased from $253,100 at the beginning of the year to $50,125 at the end. The decrease is the result of a special accrual for a lawsuit totaling $245,600 included at February 28, 2006 and having been settled during our current fiscal year.

We accrued $199,178 in unpaid dividends on our $3,000,000 in Series A preferred shares at February 28, 2007. At February 28, 2006, accrued and unpaid dividends totaled $59,178.

Our stockholders’ equity decreased from a surplus of $3,818,327 as at February 28, 2006 to a deficiency of $727,048) at February 28, 2007. The decrease is attributable to:

-	257,645,000 common shares issued for proceeds of $1,659,611 and further subscriptions for 10,000,000 common shares (for proceeds of $100,000) but not issued as of February 28, 2007,

-	9,008,089 common shares issued under an employment arrangement with our former CEO valued at $243,218,

-	4,500,000 common shares issued as part of a legal settlement, valued at $120,600,

-	5,062,500 shares of common stock issued as for consulting services provided, valued at $79,625,

-	18,000,000 shares of our common stock issued to our chairman as part of a resignation settlement, that we valued at $162,000,

-	an adjustment from agreeing to issued 10,000,000 shares of our common stock to our former CEO, which we valued at $36,000, as part of a resignation settlement,

-	a $13,246 adjustment for recognizing an unrealized gain on some of our marketable securities, and

-	an increase in the accumulated deficit due to $6,859,675 loss for the year.

Liquidity and Capital Resources

During fiscal 2007, we used $1,255,318 in cash from our operating activities primarily as a result of operating losses. Cash used in our financing activities during fiscal 2007 amounted to $127,005, which resulted from private placements of shares of our common stock totaling $1,659,611 and the issuance of notes payable totaling $700,000 and offset by a repayment of notes payable of $2,486,616. Cash provided by our investing activities totaled $784,352 and represented cash proceeds of $2,300,000 from the sale of half of our investment in American Racing and $89,178 from the sale of some of our Baymount securities offset by capital contributions to investments of $1,600,000 and the purchase of $4,826 in office equipment.

Our revenues during the year ended February 28, 2007 were zero therefore did not play a significant role in financing operations. We expect to begin receiving distributions from the American Racing investment in the future, however before then we will have to raise additional funds to operate through debt or equity private placements.

We continue to be successful in raising sufficient funds to offset operating losses. We issued 257,645,000 common shares under private placements for which we received proceeds of $1,659,611 during our fiscal 2007 year ($809,200 had been received for these issuances in the prior year). In addition the Company received common stock subscriptions totaling $100,000 at year end for which stock certificates totaling 10,000,000 common shares had not been issued as of February 28, 2007. There can be no assurance that our ability to raise funds through private placements will continue.

We are hopeful that the future business direction will substantially decrease the history of operating losses and provide the ability to improve our liquidity. We will require additional capital over the next year in order to satisfy our existing liabilities and to provide further capital contributions to its investments. Failure to obtain such capital could adversely impact our operations and prospects.

Off-balance sheet arrangements.

We do not have any off balance sheet arrangements.

Inflation

The effect of inflation on our Company has not been significant during the last two fiscal years.

Item 7. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders of
TrackPower, Inc.

We have audited the accompanying balance sheet of TrackPower, Inc., as of February 28, 2007, and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Pubic Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TrackPower, Inc. at February 28, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At February 28, 2007 the Company had a working capital deficit of $732,929 which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plans in regard to these matters are also discussed in note 1.

Rochester, New York July 16, 2007	/s/ Rotenberg & Co. LLP

Report of Independent Registered Auditors

To the Stockholders of
TrackPower, Inc.

We have audited the accompanying balance sheet of TrackPower, Inc., as of February 28, 2006, and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended February 28, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Pubic Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TrackPower, Inc. at February 28, 2006, and the results of its operations and its cash flows for the year ended February 28, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

TRACKPOWER, INC.

Balance Sheet
February 28, 2007

Assets

Current assets
Cash and cash equivalents	$11,833
Marketable securities (note 3)	42,796
Due from related parties (note 6)	64,367
Total current assets	118,996

Office equipment, at cost, net of accumulated depreciation of $16,031 (note 4)	5,881
Investment (note 3)	700,000

Total assets	$824,877

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$252,474
Due to related parties (note 6)	264,795
Accrued expenses
Professional fees	53,973
Other	50,125
Accrued interest	10,380
Preferred dividends payable (note 8)	199,178
Notes payable (note 5)	21,000
Total current liabilities	851,925

Notes payable (note 5)	700,000

Total liabilities	$1,551,925

Commitments and contingencies (note 9)

Stockholders’ equity (note 8)
Series A 8% convertible preferred stock, $3,000 initial value, no par value, unlimited shares authorized, 1,000 shares issued and outstanding	3,000,000
Common stock, $.0001 par value; unlimited shares authorized, 762,268,540 shares issued and outstanding	76,227
Additional paid-in capital	29,911,099
Common stock subscribed	136,000
Accumulated deficit	(33,863,620)
Other comprehensive income	13,246
Total stockholders’ equity	(727,048)

Total liabilities and stockholders’ equity	$824,877

See notes to financial statements

TRACKPOWER, INC.

Statement of Operations

	Year Ended
	February 28, 2007	February 28, 2006

Revenues	$-	$-

Costs and expenses
Wages and consulting fees	459,487	705,526
Management fees - related party (note 6)	392,540	196,750
Professional fees	294,788	322,981
General and administrative	247,005	177,787
Depreciation and amortization	1,923	1,796
Interest expense (note 5)	209,979	18,846
Gain on disposal of investments (note 3)	(40,315)	(33,484)
Loss on disposal of equity accounted investment	332,751	-
Loss on settlement of lawsuit	-	245,600
Impairment loss on investment (note 3)	2,232,751	-
Share of loss of equity accounted investment (note 3)	2,488,766	116,698

Total costs and expenses	6,619,675	1,752,500

Net loss	(6,619,675)	(1,752,500)

Preferred dividends (note 8)	240,000	90,082

Net loss applicable to common shareholders	$(6,859,675)	$(1,842,582)

Loss per share of common stock (Note 2(i))	$(0.010)	$(0.005)

Weighted average number of common shares outstanding	696,365,500	385,546,283

See notes to financial statements

TRACKPOWER, INC.

Statement of Changes in Stockholders’ Equity/(Defiency)
For Years Ended February 28, 2007 and February 28, 2006

					Additional	Common		Other
	Preferred Stock		Common stock		Paid-in	Stock	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Subscribed	(Deficit)	Income	Total

Balance, February 28, 2005	-	$-	257,992,951	$25,799	$24,684,873	$37,200	$(25,161,363)	$-	$(413,491)

Common stock subscribed	-	-	-	-	-	2,939,400	-	-	2,939,400
Common stock private placements	-	-	204,060,000	20,406	2,020,194	(2,040,600)	-	-	-
Preferred stock issued to acquire assets	1,000	3,000,000	-	-	-	-	-	-	3,000,000
Shares issued for consulting services	-	-	3,000,000	300	80,500	(26,800)	-	-	54,000
Shares issued as a commitment fee for a financing	-	-	3,000,000	300	80,700	-	-	-	81,000
Net loss for the year ended February 28, 2006	-	-	-	-	-	-	(1,842,582)	-	(1,842,582)
Balance, February 28, 2006	1,000	$3,000,000	468,052,951	$46,805	$26,866,267	$909,200	$(27,003,945)	$-	$3,818,327

Common stock private placements	-	-	257,645,000	25,765	2,443,045	(809,200)	-	-	1,659,611
Common stock issued pursuant to compensation arrangement with officer	-	-	9,008,089	901	242,318	-	-	-	243,218
Common stock issued in lawsuit settlement	-	-	4,500,000	450	120,150	-	-	-	120,600
Common stock issued for consulting services	-	-	5,062,500	506	79,119	-	-		79,625
Common stock issued pursuant to settlement with director	-	-	18,000,000	1,800	160,200	-	-	-	162,000
Common stock issuable pursuant to settlement with officer and director	-	-	-	-	-	36,000	-	-	36,000
Change in unrealized gain on marketable securities	-	-	-	-	-	-	-	13,246	13,246
Net loss for the year ended February 28, 2007	-	-	-	-	-	-	(6,859,675)	-	(6,859,675)
Balance, February 28, 2007	1,000	$3,000,000	762,268,540	$76,227	$29,911,099	$136,000	$(33,863,620)	$13,246	$(727,048)

See notes to financial statements

TRACKPOWER, INC.

Statement of Cash Flows

	Year Ended
	February 28, 2007	February 28, 2006
Operating activities
Net (loss)	$(6,619,675)	$(1,752,500)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation and amortization	1,923	1,796
Realized gain on disposal of investments	(40,315)	(33,484)
Common stock issuable pursuant to settlement	36,000	-
Share of loss of Equity accounted investment	2,488,766	116,698
Loss on disposal of equity accounted investment	332,751	-
Impairment loss on investment	2,323,751	-
Issuance of common stock for consulting services	241,625	83,500
Amortization of deferred financing costs	78,300	-
Changes in:
Prepaid expenses	50,000	(56,700)
Due to related parties	50,356	(175,400)
Accounts payable	107,081	60,218
Accrued expenses	(114,881)	201,503
Net cash (used) in operating activities	(1,155,318)	(1,223,669)
Investing activities
Proceeds on disposal of equity accounted investment	2,300,000	-
Purchase of office equipment	(4,826)	-
Acquisition of investments	-	(41,526)
Proceeds on disposal of investments	89,178	56,595
Capital contributions to investments	(1,600,000)	(3,570,966)
Net cash (used in) investing activities	784,352	(3,555,897)
Financing activities
Proceeds from private placements	1,659,611	2,939,400
Issuance of notes payable	700,000	3,335,937
Repayment of notes payable	(2,486,616)	(849,341)
Increase (decrease) in bank overdraft	-	(5,742)
Payment of preferred dividends	(100,000)	(30,904)
Net cash provided by financing activities	(227,005)	5,389,370

Increase (decrease) in cash and cash equivalents	(597,971)	609,804

Cash and cash equivalents, beginning of year	609,804	-

Cash and cash equivalents, end of year	$11,833	$609,804

Non-cash activities:

During 2007 the Company:

•	Issued 5,062,500 shares of its common shares, valued at $79,625 for consulting services provided.
•	Issued 4,500,000 shares of its common stock, valued at $120,600 with regard to a lawsuit settlement.
•	Issued 18,000,000 shares of its common stock, valued at $162,000 as a settlement with a director.
•	Issued 9,008,089 shares of its common stock, valued at $243,218, pursuant to a compensation agreement with an officer and director.
•	Agreed to issue 10,000,000 shares of its common shares, valued at $36,000, pursuant to a settlement with an officer and director.

During 2006 the Company:

•	Issued 1,000,000 shares of its common shares, valued at $26,800 for investor relations consulting services provided.
•	Issued 2,000,000 shares of its common stock, valued at $54,000 for Tioga Downs strategic consulting services provided.
•	Issued 3,000,000 shares of its common stock, valued at $81,000 as a commitment fee for the issuance of a $1,000,000 long term promissory note of which $2,700 has been amortized prior to year end.
•	Agreed to issue 9,008,089 shares of its common shares, valued at $243,218, under a consulting services agreement.

The Company did not make any cash tax payments during fiscal 2007 and 2006. The Company made cash interest payment totaling $106,759 during 2007 and nil during 2006.

See notes to financial statements

TRACKPOWER, INC.

Notes to Financial Statements
February 28, 2007

Note 1 - Description of Business and Basis of Presentation

GOING CONCERN BASIS OF PRESENTATION

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has a working capital deficit of $732,929 at February 28, 2007. As a result, substantial doubt exists about the Company’s ability to continue to fund future operations using its existing resources.

In order to meet its near term obligations and provide the necessary funding for future operations, the Company will have to raise additional financing.

DESCRIPTION OF BUSINESS

TrackPower, Inc., (the Company) was incorporated under the laws of the State of Wyoming on June 30, 1993. TrackPower’s present business strategy and direction is to evaluate horseracing industry related opportunities.

As of February 28, 2007 the Company holds a 5.4% investment in American Racing and Entertainment, LLC.

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

The Company’s investments consist of common stock of a public Canadian company and a membership interest in a private New York Limited Liability Company. The common shares of the Canadian public company are considered as “available for sale securities” and are recorded at fair value and unrealized gains and losses, net of tax are recorded separately in stockholders’ equity. Any unrealized losses which are considered “other than temporary” are classified as realized losses through operations. The investment in the private New York limited liability company is recorded at cost.

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

TRACKPOWER, INC.

Notes to Financial Statements (continued)
February 28, 2007

f.	Advertising costs

The Company expenses the costs of advertising as incurred. Advertising expense amounted to $6,850 and $7,350 for fiscal 2007 and 2006, respectively.

g.	Cash and cash equivalents

The Company considers cash and all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

h.	Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and investments. The Company places its cash with high quality financial institutions. At no time during the year did the balance at one financial institution exceed insured limits.

i.	Net loss per share

For both 2007 and 2006, net loss per share has been computed using the net loss for the year divided by the weighted average number of shares outstanding.

Diluted loss per share is not presented as the effects of convertible debentures, warrants and options are anti-dilutive.

j.	Foreign currency

Assets and liabilities are translated at the exchange rate at the balance sheet date and expenses are translated at the exchange rate at the date those elements are recognized.

Recent Accounting Pronouncements

    In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company does not expect the interpretation will have a material impact on its results from operations or financial position.

    In September 2006, the FASB issued statement No. 157, “Fair Value Measurements”, (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The Company has not yet determined the impact of this Statement on its financial condition and results of operations.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended February 28, 2009. The Company is currently evaluating the impact of SFAS 159 on its financial statements.

Note 3 - Investments

Baymount Incorporated

As of February 28, 2007, the Company holds 667,500 common shares of Baymount Incorporated, a TSX Venture Exchange public entity. The Company also holds the following warrants of Baymount: (i) 400,000 warrants that are exercisable at a price of CAD$0.30 per common share and vest on the date that Wheat City Horse Park receives regulatory approval for a horseracing license in the Province of Manitoba; and (ii) 400,000 warrants that are exercisable at a price of CAD$0.40 per common share and vest on the date that Wheat City receives from its auditors an audited consolidated financial statement evidencing that Wheat City’s cash flow for the previous financial year was positive.

During the year ended February 28, 2007, the Company sold 1,626,000 common shares of Baymount for net proceeds of $89,178 and recorded a realized gain on disposal of $40,315.

The fair value of the investment, based on the closing share price of Baymount on February 26, 2007 of $0.064 (CAD$0.075), was $42,796.

TRACKPOWER, INC.

Notes to Financial Statements (continued)
February 28, 2007

American Racing and Entertainment, LLC.

At the beginning of fiscal 2007, the Company held a 25% membership interest in American Racing and Entertainment, LLC (“American Racing”). In March 2006, the Company’s ownership position was reduced from 25% to 20% as a result of a $20,000,000 investment ($5,000,000 by way of equity and $15,000,000 by way of proposed indebtedness) in American Racing by Oneida Entertainment LLC. On October 23, 2006, the Company disposed of a 10% membership interest in American Racing to Southern Tier Acquisition II, LLC and Oneida Entertainment (each receiving one half of the 10% membership interest) for cash proceeds of $2,300,000. In the fourth quarter of fiscal 2007 the Company failed to make capital contributions and its membership interest was reduced to approximately 5.4%.

Prior to October 23, 2006, the Company recorded its investment in American Racing as an equity accounted investment. Investments in entities under significant influence are reported using the equity basis for accounting. Subsequent to that date the Company changed the accounting treatment and records the investment at cost.

On February 28, 2007, the Company wrote down its investment in American Racing to $700,000 due to impairment. American Racing incurred a loss of $16,491,292 during the twelve month period ended December 31, 2006. As of December 31, 2006, American Racing had a net working capital deficit of $19,887,011 and substantial doubt existed on its ability to continue as a going concern. The Company has been unable to make recent capital contributions and therefore has recorded an impairment loss of $2,232,751. The investment has been written down to estimated net realizable value.

The carrying value of the Company’s investment in American Racing is as follows:

Acquisition cost of Tioga Downs interest	$3,000,000

Capital contributions to Tioga Downs Racetrack, LLC or American Racing	4,870,966

Total	$7,870,966

Less: Membership share of losses since acquisition and prior to October 23, 2006
October 15, 2005 to December 31, 2005	116,698
January 1 to October 23, 2006	2,488,766
Total	2,605,464

Carry value as of October 23, 2006	$5,265,502
Less: carrying value of 10% membership interest disposed of on October 23, 2006	2,632,751

Carrying value of remaining 10% membership interest at October 23, 2006	$2,632,751

Capital contribution January 17, 2007	$300,000

Carrying value January 17, 2007	$2,932,751

Less: Impairment loss February 28, 2007	$2,232,751

Carrying value February 28, 2007	$700,000

TRACKPOWER, INC.

Notes to Financial Statements (continued)
February 28, 2007

The Company recorded a loss on disposal of a 10% membership interest on October 23, 2006, as follows:

Proceeds on disposal of 10% membership interest	$2,300,000

Carrying value of membership interest	2,632,751

Loss on disposal	$(332,751)

Note 4 - Office equipment

	Historical Cost	Accumulated Depreciation	Net Book Value

Office equipment	$21,912	$(16,031)	$5,881

Note 5 - Notes payable

February 28, 2007

SIG Communications Partnership 10% unsecured promissory note	$21,000

Southern Tier Acquisition II, LLC and Oneida Entertainment Holdings Inc., 15% 5 year October 20, 2006 secured promissory note	400,000

Southern Tier Acquisition II, LLC and Oneida Entertainment Holdings Inc., 15% 5 year January 17, 2007 secured promissory note	300,000

Total	$721,000

Less: current portion	21,000

Long term portion	$700,000

TRACKPOWER, INC.

Notes to Financial Statements (continued)
February 28, 2007

SIG Communications Partnership Promissory Note

10% promissory note due to SIG Communications Partnership in the amount of $20,000 (excluding an interest accrual of $1,000). The SIG Communications Partnership note and related accrued interest was due May 16, 2000. During fiscal 2002, accrued interest of $4,500 was added to the note principal. The Company agreed to repay the outstanding balance in monthly payments of $3,500. At February 28, 2007, $3,500 has been repaid. The Company is in default of its agreement.

Southern Tier Acquisition II, LLC Promissory Note

On October 20, 2006, the Company issued a $400,000 15% secured promissory note to Southern Tier Acquisition II LLC and Oneida Entertainment Holdings Inc. The financing consisted of a $200,000 loan from each of Southern Tier and Oneida. Interest is paid monthly beginning December 1, 2006 and the promissory note matures on November 1, 2011. The Company entered into a pledge and security agreement to secure the promissory note providing as collateral all of the Company’s remaining 10% membership interest in American Racing. Pursuant to the terms of the promissory note the Company was able to establish another $300,000 loan on the same terms and conditions on January 17, 2007.

Note 6 - Related party transactions

Periodically, the Company advances funds and pays expenses on behalf of related parties and funds are advanced and expenses are paid by related parties on behalf of the Company. These transactions result in non-interest bearing payables or receivables to related parties.

At February 28, 2007, amounts due to related parties were:

February 28, 2007

Entity controlled by former director	$134,955
Former officer and director	75,000
Officers and directors	21,147
Entities controlled by officers and directors	17,997
Entity with common officers	15,696

Total	$264,795

At February 28, 2007, amounts due from related parties were:

February 28, 2007

Entities controlled by officers and directors	$64,367

Total	$64,367

An entity controlled by a former director of the Company funded certain obligations of the Company. A former officer and director of the Company entered into a termination agreement on February 20, 2007 of which $75,000 remained unpaid as of February 28, 2007. Amounts owed to officers represent unpaid cash compensation. A former director of the Company has guaranteed a vehicle lease entered into by the Company. This director receives a guarantee fee representing 7.5% of the outstanding obligation.

Amounts owed to an entity with an officer in common with the Company arise from financial accounting services provided to the Company. The Company is obligated to pay $15,696 for such services.

Entities in which a director of the Company is a shareholder owe the Company $64,367 for payment by the Company on their behalf.

Pursuant to a management services agreement, the Company pays $15,000 per month to an entity solely owned by a director of the Company for consulting services of the CEO. The Company is also obligated to pay an entity controlled by an officer of the Company, a monthly fee of $5,350 for corporate secretarial services.

Note 7 - Income taxes

The temporary differences between financial reporting and income tax purposes are primarily net operating loss carryforwards for income tax purposes.

As of February 28, 2007, the deferred tax assets and valuation allowances are summarized as follows:

Deferred tax assets resulting from
operating loss carryforwards	$12,200,000
Valuation allowance	(12,200,000)
$-

A full valuation allowance has been established against the deferred tax assets as utilization of the loss carryforwards and realization of other deferred tax assets cannot be reasonably assured.

The Company has available net operating loss (“NOL”) carryforwards of approximately $33,800,000 resulting from accumulated operating losses through fiscal 2007. The NOL carryforwards for tax reporting purposes expire in various amounts through the year 2027.

The use of all of the Company’s NOL’s could be limited if, among other things, changes in ownership, as defined under Section 382 of the Internal Revenue Code, occur.

In addition, the NOL’s are not final and are subject to the filing of tax returns and approval by the Internal Revenue Service.

Note 8 - Stockholders’ equity

Common Stock

The Company has the authority to issue an unlimited number of shares of common stock, par value $.0001 per share. The holders of shares of common stock are entitled to receive notice of, attend and vote at all meetings of the stockholders. Each share of common stock carries one vote at such meetings.

As of February 28, 2007, there were 762,268,540 shares of common stock issued and outstanding.

During fiscal 2007, the Company issued 257,645,000 shares of its common stock under private placements at $0.01 per share for total net proceeds of $2,468,810 and held common stock subscriptions representing additional proceeds of $100,000 for an additional 10,000,000 at $0.01 per share, for which certificates have not yet been issued. In addition, the Company issued 5,062,500 shares of its common stock for consulting services valued at $79,625, 4,500,000 shares of its common stock, valued at $120,600, pursuant to a settlement under a lawsuit, 9,008,089 shares of its common stock, valued at $243,218, pursuant to an employment agreement with an officer and 18,000,000 shares of its common stock, valued at $162,000, as a termination settlement with a director. The Company also agreed to issue 10,000,000 shares of its common stock, valued at $36,000 to a former officer and director, for which stock certificates had not been issued prior to February 28, 2007.

TRACKPOWER, INC.

Notes to Financial Statements (continued)
February 28, 2007
Preferred Stock

The Company has the authority to issue an unlimited number of shares of preferred stock, no par value. The Company issued 1,000 Series A, 8% convertible preferred shares in fiscal year 2006. The shares have an initial value of $3,000 and no par value. The preferred shares are redeemable and convertible into common shares at $0.03 per share (i.e. one preferred share with an initial value of $3,000 converts into 100,000 common shares), are senior to all other equity securities of the Company, pay 8% dividends semi-annually (cumulative) in cash and have a term of 5 years. Upon occurrence of a liquidation, dissolution or winding up of the Company the preferred shares convert to 125% of initial value. The preferred shares have no voting rights.

Stock options

The Company has no stock option plans.

Warrants

The following is a summary of warrant activity for fiscal 2007 and 2006:

	Number of Shares to Purchase under Warrants	Expiry Date

Balance, February 28, 2005	1,515,017
Issued	102,030,000	Between April 30, 2008 and February 28, 2009
Expired	(305,247)
Balance, February 28, 2006	103,239,770
Issued	128,822,500	Between March 31, 2009 and July 31, 2009
Expired	(103,970)
Balance, February 28, 2007	231,958,300

Warrants outstanding at February 28, 2007 consists of the following:

Issue Date	Expiration Date	Exercise Price	Number of Shares

November 1, 2004	October 31, 2007	0.75	1,105,800
April 30, 2005	April 30, 2008	0.04	4,520,000
May 31, 2005	May 31, 2008	0.04	36,350,000
June 30, 2005	June 30, 2008	0.04	34,310,000
July 31, 2005	July 31, 2008	0.04	3,550,000
August 31, 2005	August 31, 2008	0.04	500,000
September 30, 2005	September 30, 2008	0.04	500,000
November 30, 2005	November 30, 2008	0.04	3,250,000
January 31, 2006	January 31, 2009	0.04	17,250,000
February 28, 2006	February 28, 2009	0.04	1,800,000
March 31, 2006	March 31, 2009	0.04	29,960,000
April 30, 2006	April 30, 2009	0.04	13,000,000
May 31, 2006	May 31, 2009	0.04	58,500,000
June 30, 2006	June 30, 2009	0.04	14,000,000
July 31, 2006	July 31, 2009	0.04	13,362,500
			231,958,300

TRACKPOWER, INC.

Notes to Financial Statements (continued)
February 28, 2007
Should all outstanding warrants be exercised, the total additional consideration available to the Company is approximately $10,063,450. A maximum of 231,958,300 common shares would be issued.

Note 9 - Commitments and contingencies

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

Note 10 - Segmented information

During fiscal 2007 the Company operated in one segment - investing in horseracing track ownership opportunities.

Note 11 - Subsequent events

American Racing and Entertainment LLC Capital Calls

The Company’s membership interest in American Racing has been reduced to approximately 5.4% due to its election not to participate in further member capital calls. American Racing has made several calls including $2,500,000 on March 1, 2007 and $1,000,000 on May 30, 2007.

Officer and Director Resignations

On February 23, 2007 Paul Francey was appointed a director and on April 19, 2007 Paul Francey resigned as a director.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective on June 1, 2007, we engaged Rotenberg & Co. LLP to audit our financial statements. Prior to its engagement, we had not consulted with Rotenberg & Co LLP with respect to: (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on our financial statements; or (iii) any matter that was either the subject or disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(iv) of Regulation S-K.

Our Board of Directors approved the change in accountants described herein.

ITEM 8A - CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. We have concluded that the disclosure controls and procedures are effective at the reasonable assurance level as of the date of this report and that the system is operating in an effective way to ensure appropriate and timely disclosure.

The term “disclosure controls and procedures” means controls and other procedures of ours that are designed to ensure that information required to be disclosed by us in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (15 U.S.C. 78a et seq.) (the “Act”) is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by this Company in the reports that it files or submits under the Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our current directors are John G. Simmonds and Michael Connell. Their terms expire upon the election and qualification of their successors.

On February 23, 2007, Ed Tracy, James Ahearn and Ken Adelberg resigned as directors. On February 23, 2007, John Simmonds, Paul Francey and Michael Connell were appointed directors. On April 19, 2007 Paul Francey resigned as a director.

The following table sets forth the names, ages and positions of our directors:

Name	Age	Position

John G. Simmonds	56	Chairman of the Board
Michael Connell	33	Director

Biographical Information Regarding Directors

John G. Simmonds, President, Chief Executive Officer and Chairman of the Board. Mr. Simmonds has 40 years experience in the communications sector. He has served as a Director and Chief Executive Officer of the Company since February 2007. Mr. Simmonds resigned as a director in November 2006 after having served as a director since 1998. He also serves as Chief Executive Officer and Chairman of the Board of Wireless Age Communications, Inc. Mr. Simmonds was appointed Chief Executive Officer of Racino Royale Inc. in June 2006. He also serves as a director. Mr. Simmonds was appointed to the Board of Directors of Minacs Worldwide, a TSX listed company, in June 2005. He served as a director until February 2006. Mr. Simmonds was appointed as Director of Eiger Technology, Inc. (TSX:AXA, OTCBB:ETIFF) and Chief Executive Officer and President of Newlook Industries Corp. (NLI:TXSV) in September 2005. He continues to serve as director of Eiger Technology, was appointed CEO in April 2007 but resigned as an officer of Newlook Industries Corp. in February 2007. Mr. Simmonds served as the Chief Executive Officer, of TrackPower (OTCBB: TPWR) from 1998 to May 2004. Mr. Simmonds has also been involved with several other companies. Mr. Simmonds served as Chief Executive Officer, Chairman and Director of Phantom Fiber Corporation (OTCBB: PHMF), formerly Pivotal Self-Service Technologies, Inc. and resigned in June of 2004.

Michael Connell, Director. Mr. Connell has 10 years experience in the horse racing industry. Mr. Connell was an employee of the Company in the mid 1990s working in marketing, research and business development. Mr. Connell attained a degree in journalism from Ryerson University in 2000. Mr. Connell operates a consulting business called MBC Racing which focuses on racetrack and gaming opportunities. Mr. Connell has worked for various trade magazines in the entertainment industry as well as for the Standardbred Canada and its member publication TROT Magazine. Mr. Connell also has extensive experience in the hospitality industry and is an avid horseracing fan and a partner in a standardbred racing stable.

Board and Committee Meetings

Information concerning the two Committees maintained by the Board of Directors is set forth below.

The Board held eighteen meetings during the 2007 fiscal year, including taking action by consent pursuant to the laws of the State of Wyoming on six occasions. No director attended less than 100% of the Board meetings while serving as such director, or less than 100% of all committee meetings on which he served as a committee member.

The audit and compensation committees are the standing committees of our Board. The fiscal year 2006 and 2007 committees are comprised as follows:

2007 Audit Committee	2007 Compensation Committee
John Simmonds (Chair)	Michael Connell (Chair)
Michael Connell	John Simmonds

The current committees are comprised as follows:

2008 Audit Committee	2008 Compensation Committee
John Simmonds (Chair)	Michael Connell (Chair)
Michael Connell	John G. Simmonds

Our audit committee (the “Audit Committee”) held four meetings during fiscal 2007. The Audit Committee, among other things, recommends our independent auditors, reviews our financial statements, reports and recommendations regarding the adequacy of internal accounting controls made by the independent auditors and considers such other matters with respect to the accounting, auditing and financial reporting procedures as it may deem appropriate or as may be brought to its attention.

Our Audit Committee acts under a written charter adopted and approved by the Board. Our Audit Committee is supposed to be composed of outside directors who are not officers or employees of the Company or its subsidiaries. In the opinion of the Board and as “independent” is defined under current standards of the American Stock Exchange (including the heightened independence requirements of audit committee members), these directors are independent of management and free of any relationship that would interfere with their exercise of independent judgment as member of this committee.

Our compensation committee of the Board (the “Compensation Committee”) held no meetings during the 2007 fiscal year. The Compensation Committee is responsible for allocating cash compensation and stock options to senior executive officers of the Company.

Board of Directors Independence

Our Board of Directors reviews the relationships that each director has with us and other parties. Only those directors who do not have any of the categorical relationships that preclude them from being independent within the meaning of American Stock Exchange Company Guide, Part I Section 121, and who the Board of Directors affirmatively determines have no relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, are considered to be Independent Directors. Our Board of Directors has reviewed a number of factors to evaluate the independence of each of its members. These factors include its members’ current and historic relationships with us; their relationships with management and other directors; the relationships their current and former employers have with us; and the relationships between us and other companies on which our board members are directors or executive officers. After evaluating these factors, the Board of Directors has determined that neither of current two members are “independent” as defined by American Stock Exchange Company Guide, Part I Section 121, all applicable rules and regulations of the SEC, and for purposes of Rule 162(m) of the Internal Revenue Code of 1986, as amended. The Company intends to reconstitute the board for appropriate independent members in the near future. Independent members of our Board of Directors will meet in executive session without management present, and are scheduled to do so at least two times per year. The Board of Directors will designate an appropriate individual as the presiding director for these meetings.

Shareholder Communications

Our Board of Directors believes that it is important for our shareholders to have a process to send confidential communications directly to the board as a whole and to the Independent Directors in particular. Accordingly, shareholders desiring to send a communication to the Board of Directors, or to a specific director, may do so by delivering a letter to our Secretary at our principal offices as set forth on the cover page to this Annual Report on Form 10-KSB. The mailing envelope must contain a clear notation indicating that the enclosed letter is a “stockholder-board communication” or “stockholder director-specific” communication.” All such letters must identify the author and clearly state whether the intended recipients of the letter are all members of our Board of Directors or certain specified individual directors. To the extent indicated as addressed, the Secretary will observe any requests for confidentiality and forward such correspondence unopened directly to a specific director. With respect to correspondence addressed to the Board as a whole or to a group of directors or a specific committee, the Secretary will open such communications and make copies, and then circulate them to the appropriate director or directors. Notwithstanding the foregoing, the Company shall reserve the right to open all correspondence as it believes reasonably necessary to assure the safety and personal privacy of all directors.

Report of Audit Committee of the Board of Directors

The Audit Committee assists the Board in fulfilling its responsibility for oversight of our internal control, accounting, auditing and financial reporting practices. Specific responsibilities of the Audit Committee include:

•	reviewing and discussing the audited financial statements with management;

•	discussing with the Company’s independent auditors information relating to the auditors’ judgments about the quality of the Company’s accounting policies and financial reporting practices;

•	recommending to the Board that the Company include the audited financials in its Annual Report on Form 10-KSB; and

•	overseeing compliance with the Securities and Exchange Commission requirements for disclosure of auditors’ services and activities.

The Committee regularly meets with management to consider the adequacy of our internal controls and the integrity of our financial reporting. The Committee discusses these matters with our independent auditors and with our financial personnel.

The Committee regularly meets privately with management, the independent auditors and the internal auditors. Each of the independent auditors has unrestricted access to the Committee.

The Committee retains and, if circumstances warrant, replaces the independent auditors and regularly reviews their performance and independence from management. The Committee also pre-approves all audit and permitted non-audit services and related fees.

Our Board of Directors has adopted a written charter setting out the roles and responsibilities the Committee is to perform. The Board has determined that John Simmonds, a director serving on the Audit Committee, is an “audit committee financial expert,” as such term is defined under the regulations promulgated by the Securities and Exchange Commission. Under such regulations, the designation or identification of a person as an audit committee financial expert does not impose on such person any duties, obligations or liability that are greater than the duties, obligations and liability imposed on such person as a member of the audit committee and the Board of Directors in the absence of such designation or identification nor does the designation or identification of a person as an audit committee financial expert affect the duties, obligations or liability of any other member of the audit committee or Board of Directors.

Management has primary responsibility for the Company’s financial statements and the overall reporting process, including the Company’s system of internal controls.

Review of Audited Financial Statements

The Audit Committee has reviewed our financial statements for the fiscal year ended February 28, 2007, as audited by Rotenberg & Co. LLP, the Company’s independent auditors, and has discussed these financial statements with management. In addition, the Audit Committee has discussed with Rotenberg & Co. the matters required to be discussed by Statement of Auditing Standards No. 61, as amended, regarding the codification of statements on auditing standards. Furthermore, the Audit Committee has received the written disclosures and the letter from Rotenberg & Co. required by the Independence Standards Board Standard No. 1 and has discussed with Rotenberg & Co. its independence.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements for the fiscal year ended February 28, 2007 be included in the Company’s Annual Report on Form 10-KSB, for filing with the Securities and Exchange Commission.

The members of the Audit Committee are not currently professionally engaged in the practice of auditing or accounting. Members of the Audit Committee rely, without independent verification, on the information provided to them and on the representations made by management and the independent accountants. Accordingly, the Audit Committee’s oversight does not provide an independent basis to determine that management has maintained procedures designed to assure compliance with accounting standards and applicable laws and regulations. Furthermore, the Audit Committee’s considerations and discussions referred to above do not assure that the audit of the Company’s financial statements has been carried out in accordance with generally accepted auditing standards, that the financial statements are presented in accordance with generally accepted accounting principles and that the Company’s independent accountants are in fact “independent.”

AUDIT COMMITTEE

John G. Simmonds
Michael Connell

Executive Officers

The following table presents information with respect to our executive officers, as of July 3, 2007. John Simmonds was appointed CEO and CFO on February 23, 2007. Carrie Weiler resigned as Corporate Secretary on January 12, 2007 and was reappointed on February 23, 2007.

Name	Age	Position

John G. Simmonds	56	Director, CEO and CFO
Carrie Weiler	48	Corporate Secretary

John G. Simmonds, Director, CEO and CFO of the Company. See “Biographical Information Regarding Directors” above for information regarding Mr. Simmonds.

Carrie J. Weiler, Corporate Secretary of the Company. Ms. Weiler was appointed Corporate Secretary in May 1998. Ms. Weiler provides professional public company corporate secretarial services to various entities. Ms. Weiler is a member of the Canadian Society of Corporate Secretaries. Ms. Weiler was appointed Corporate Secretary of Racino Royale Inc. in September 2006. She has served as Corporate Secretary of TrackPower, Inc. since 1998. On May 25, 2003 Ms. Weiler was appointed Corporate Secretary of Wireless Age Communications, Inc. and continues to serve in such capacity.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, as well as persons beneficially owning more than 10% of the outstanding Common Stock, to file certain reports of ownership with the Securities and Exchange Commission within specified time periods. Such officers, directors and shareholders are also required by Securities and Exchange Commission rules to furnish us with copies of all Section 16(a) forms they file.

Based solely on its review of such forms, all requirements received by us, or written representations from certain reporting persons, we believe that between March 1, 2006 and February 28, 2007, all Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders were met, except for the following late filings: 1) John Simmonds resigned as a director and did not file Form 5, 2) Ken Adelberg, Edward Tracy and James Ahearn resigned as directors and did not file Form 5, 3) Michael Connell and Paul Francey were appointed directors and did not file Form 3, 4) John Simmonds was reappointed a director and officer and did not file Form 3, 5) Paul Francey resigned as a director and did not file Form 5, 6) Gary Hokkanen resigned as an officer and did not file Form 5, and 7) Paul Marsiglio and Brian Usher-Jones who held in a beneficial interest in excess of 10% during the period did not file Form 3 and 4.

Code of Ethics

The Board of Directors adopted a Code of Ethics in fiscal 2005, which applies to our executive officers.

You can obtain copies of our current committee charters and Code of Ethics by writing to our Corporate Secretary at 12650 Jane Street, King City, Ontario, Canada, L7B 1A3, who shall provide copies without charge to any person.

Item 10. EXECUTIVE COMPENSATION

The following table sets forth compensation for each of the past three fiscal years with respect to each person who served as our Chief Executive Officer and each of the four most highly-compensated executive officers who earned a total annual salary and bonuses that exceeded $100,000 in any of the three preceding three fiscal years.
SUMMARY COMPENSATION TABLE

	Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Awards ($)	Stock Option Awards ($)	Securities underlying options/ SARS (#)	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation ($)

Edward M. Tracy, President and CEO (1)	2007	$173,125	0	$36,000	0	0	0	0	$150,000	$359,125
	2006	$323,628	0	$243,218	0	0	0	0	0	$566,846
	2005	0	0	0	0	0	0	0	0	0

John G. Simmonds Chairman of the Board, CEO and CFO (2)	2007	$135,000	0	162,000	0	0	0	0	$66,775	$363,775
	2006	$223,600	0	0	0	0	0	0	$61,022	$284,622
	2005	$244,565	0	0	0	0	0	0	$16,833	$261,398

Gary N. Hokkanen Chief Financial Officer (3)	2007	0	0	0	0	0	0	0	0	0
	2006	$141,704	0	0	0	0	0	0	$4,362	$145,966
	2005	0	0	0	0	0	0	0	0	0

(1)
Mr. Tracy was appointed CEO on May 1, 2005 being paid $50,000 per month. Pursuant to the terms of Mr. Tracy’s compensation letter memorandum he was to be paid other compensation during fiscal 2006 of 2.5% of the outstanding number of shares as of May 1, 2005 and .5% of the outstanding number of shares on January 5, 2006. The May 1, 2005 allotment totaled 6,700,824 shares of the Company’s common stock valued at $180,922 and the January 5, 2006 allotment totaled 2,307,265 shares valued at $62,296. During fiscal 2007 Mr. Tracy’s compensation was reduced to $10,000 per month. Mr. Tracy resigned as CEO on February 23, 2007 and as part of his termination agreement received a lump sum payment of $150,000 and 10,000,000 shares of the Company’s common stock, valued at $36,000.

(2)
Mr. Simmonds resigned as CEO on May 1, 2005 and resigned as CFO on May 27, 2005. Mr. Simmonds was compensated in 2006 pursuant to the terms of a management services agreement between Simmonds Mercantile and Management Inc. (“SMMI”) and the Company. Mr. Simmonds currently devotes, or may devote in the future, a portion of his working time to the management of other entities. The amounts shown on the chart above reflect the total amounts paid by SMMI to Mr. Simmonds in the fiscal years 2004-2006, although some portion of that compensation was for services performed for entities other than the Company. Since October 1, 2005, Simmonds Mercantile & Management Inc. was paid a management fee in the amount of $15,000 per month. Mr. Simmonds owns 100% of SMMI. Other annual compensation includes directors fees, guarantee fees and other miscellaneous fees paid to Mr. Simmonds.

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

Option Grants in 2007 Fiscal Year

We made no option grants in 2007. We have no outstanding options held by any member of our management.

Compensation of Directors

Fees

The following fees were paid to Directors during fiscal 2007. During 2007, all directors received fees for services rendered on the Board of Directors. Board members are also reimbursed for all expenses associated with attending Board or Committee meetings. Non-employee directors are paid meeting fees as follows:

F Fee for each Board meeting	$500
F Fee for each telephone meeting	$500
Fee for each Committee meeting	$500

Employment Arrangements

The Company does not currently have compensation agreements with any of its officers.

Compensation Committee Report on Executive Compensation

During fiscal year 2007 the Compensation Committee consists of two non-employee directors, Messrs. Adelberg, and Ahearn. On February 23, 2007 the committee members resigned and were replaced by Mr. Michael Connell and Mr. John Simmonds. The Compensation Committee has the responsibility for allocation of cash compensation and stock options to senior executive officers of the Company.

The entire Board regularly reviews the Compensation Committee decisions relating to executive compensation. The Company’s executive compensation policies, as endorsed by the Compensation Committee, have been designed to provide a balanced compensation program that will assist the Company in its efforts to attract, motivate and retain talented executives who the Compensation Committee and senior management believe are important to the long-term financial success of the Company.

Compensation Committee

Michael Connell
John Simmonds

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In 2007, we had no securities compensation plan for our officers and directors.

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of July 3, 2007 by (i) each of our directors, (ii) each of our officers named in the Summary Compensation Table (collectively, the “Named Executive Officers”), (iii) each person who is known by us to be the beneficial owner of more than five percent of our outstanding Common Stock, and (iv) all directors and executive officers as a group. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Ownership	Shares	Options/ Warrants (1)	Total (1)	Percent (1)
Asolare II LLC (2)	100,000,000	0	100,000,000	11.5%

John Simmonds (3)	114,000,000	0	114,000,000	13.1%
Michael Connell	0	0	0	*
Carrie Weiler (4)	6,000,000	3,000,000	9,000,000	1.2%

All executive officers and directors as a group (3 persons)(5)	120,000,000	3,000,000	123,000,000	14.1%

(1)
Includes options and warrants exercisable as of the date hereof or within 60 days hereafter. Holdings of less than 1% are indicated by “*”. Based upon 772,268,540 shares issued and outstanding as July 3, 2007, (excluding any shares issuable under options or warrants,).

(2)	Includes 1,000 Series A convertible preferred shares convertible into 100,000,000 common shares.

(3)	Includes 14,000,000 common shares held directly and a membership interest in Asolare II LLC which holds 1,000 Series A convertible preferred shares.

(4)	Includes 6,000,000 common shares held through Jancar Investments Inc. and warrants to purchase 3,000,000 common shares at $0.04 per share.

(5)	Officers and Directors as a group include John Simmonds, Michael Connell and Carrie Weiler.

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

Two members of the Board of Directors, Messrs. Simmonds and Adelberg (Mr. Adelberg resigned as a director of the Company on February 23, 2007), are members of Asolare, and therefore pursuant to the Wyoming Business Corporation Act, could not vote as a member of the Company’s Board of Directors when the Board considered the purchase of Tioga Downs by the Company. The two remaining disinterested directors, Messrs. Tracy and Ahearn, engaged Growthink Securities Inc. to provide the Board of Directors a fairness opinion, prior to the Board’s consideration of this purchase of Tioga Downs, that the consideration paid by the Company to Asolare was fair from a financial point of view. After due consideration, on October 14, 2005, the two disinterested members of the Board of Directors voted to authorize the management of the Company to consummate the proposed purchase of Tioga Downs from Asolare.

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

On October 23, 2006, the Company sold one half (10%) of its membership interest in American Racing to Southern Tier and Oneida for cash proceeds of $2,300,000. After the transaction the Company interest in American Racing was 10%.

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

The Company also entered into a joint venture with Baymount Incorporated to develop a horse racetrack in Brandon Manitoba Canada knows as the Wheat City Horse Park. Under the joint venture TrackPower obtained a 42.5% interest in the project On May 11, 2005, Baymount acquired the Company’s 42.5% interest in the Wheat City joint venture from TrackPower in exchange for:; (i) 400,000 warrants that are exercisable at a price of CAD$0.30 per common share and vest on the date that Wheat City Horse Park receives regulatory approval for a horseracing license in the Province of Manitoba; and (ii) 400,000 warrants that are exercisable at a price of CAD$0.40 per common share and vest on the date that Wheat City receives from its auditors an audited consolidated financial statement evidencing that Wheat City’s cash flow for the previous financial year was positive.

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

Fees

The following table sets forth the aggregate fees billed by the Company’s independent auditors for fiscal years 2006 and 2007:

Year	Audit Fees (1)	Audit Related	Tax	Other Fees	Total
2006	$32,485	Nil	Nil	Nil	$32,485
2007	$29,000	Nil	Nil	Nil	$29,000

(1) Includes annual audit and quarterly reviews.

SIGNATURES

  In accordance with sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: July 16, 2007

TRACKPOWER, INC.

By:	/s/ John G. Simmonds
John G. Simmonds, Chairman and Chief Executive Officer

  In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John G. Simmonds John G. Simmonds	CEO, CFO and Chairman (principal executive and financial officer)	July 16, 2007

/s/ Michael Connell Michael Connell	Director	July 16, 2007