Form 10QSB
period 2007-05-31
TRACKPOWER INC
filed 2007-07-23
CIK 819927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended May 31, 2007

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
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The number of shares of common stock outstanding as of July 20, 2007: 772,268,540

Transitional Small Business Disclosure format (Check one): Yes ☐  No ☒

TrackPower, Inc.

PART I. Financial Information

Item 1. Condensed Financial Statements.

TrackPower, Inc.
Condensed Balance Sheet
(UNAUDITED)
May 31, 2007

ASSETS
Current Assets:
Cash	$4,229
Due from related parties	44,367
Prepaid expenses	20,160
Total current assets	68,756

Office equipment	21,913
Less: Accumulated depreciation	(16,414)
Net office equipment	5,499

Investment	700,000

TOTAL ASSETS	$774,255

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$283,073
Due to related parties	304,387
Preferred dividends payable	259,671
Accrued professional fees	43,873
Accrued interest	36,847
Accrued directors’ fees	29,875
Note payable	21,000
Total current liabilities	978,726

Notes payable	700,000

Total liabilities	1,678,726

Shareholders’ deficiency:
Series A 8% convertible preferred stock, $3,000 initial value, no par value, unlimited shares authorized, 1,000 shares issued and outstanding	3,000,000
Common stock, $.0001 par value; unlimited shares authorized, 772,268,540 shares, issued and outstanding	77,227
Additional paid in capital	29,946,099
Common stock subscribed	100,000
Accumulated deficit	(34,027,797)
Total shareholders’ deficiency	(904,471)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$774,255

See accompanying notes to financial statements.

TrackPower, Inc.
Condensed Statements of Operations
(UNAUDITED)

	Three Months Ended May 31,
	2007	2006
Revenues:	$-	$-

Costs and expenses:
Wages and consulting fees	-	158,731
Management and consulting fees, related party	60,000	61,234
Professional fees	4,397	157,930
General and administrative	19,989	72,018
Interest	26,466	75,412
Depreciation and amortization	382	187
Gain on disposal of marketable securities	(7,550)	-
Share of loss of equity accounted investment	-	321,068
Total costs and expenses	103,684	846,580

Net loss	(103,684)	(846,580)

Preferred dividends	60,493	60,493

Net loss applicable to common shareholders	$(164,177)	$(907,073)

Loss per share of common stock:
Weighted average number of common shares outstanding	770,601,873	552,880,965
Loss per share	$(0.0002)	$(0.0016)

See accompanying notes to financial statements.

TrackPower, Inc.
Condensed Statements of Stockholders’ Deficiency
(UNAUDITED)

	Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Equity
Balance, February 28, 2006	1,000	$3,000,000	468,052,951	$46,805	$909,200	$26,866,267	$(27,003,945)	$3,818,327

Common stock issued in connection with private placements	-		202,920,000	20,292	(909,200)	1,906,893	-	1,017,985

Common stock issued pursuant to compensation arrangement	-		9,008,089	901	-	242,318	-	243,219

Common stock issued for consulting services provided	-		500,000	50	-	17,950	-	18,000

Common stock issued in lawsuit settlement	-		4,500,000	450	-	120,150	-	120,600

Common stock subscribed	-		-	-	370,000	-	-	370,000

Loss for the three month period ended May 31, 2006	-		-	-	-	-	(907,073)	(907,073)

Balance, May 31, 2006	1,000	$3,000,000	684,981,040	$68,498	$370,000	$29,153,578	$(27,911,018)	$4,681,058

	Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Income	Deficiency
Balance, February 28, 2007	1,000	$3,000,000	762,268,540	$76,227	$136,000	$29,911,099	$(33,863,620)	$13,246	$(727,048)

Common stock issued in connection with settlement agreement	-		10,000,000	1,000	(36,000)	35,000	-	-	-

Change in unrealized gain on marketable securities	-		-	-	-	-	-	(13,246)	(13,246)

Loss for the three month period ended May 31, 2007	-		-	-	-	-	(164,177)		(164,177)

Balance, May 31, 2007	1,000	$3,000,000	772,268,540	$77,227	$100,000	$29,946,099	$(34,027,797)	$-	$(904,471)

See accompanying notes to financial statements.

TrackPower, Inc.
Condensed Statements of Cash Flows
(UNAUDITED)

	Three Months Ended May 31,
	2007	2006
Net cash from operations
Net (loss)	$(103,684)	$(846,580)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	382	187
Gain on disposal of marketable securities	(7,550)	-
Loss in equity accounted investment	-	321,068
Common stock issued for consulting services provided	-	18,000
Amortization of deferred financing costs	-	4,050
Changes in:
Prepaid expenses	(20,160)	29,994
Due from/to related parties	141,739	167,116
Accounts payable and accrued expenses	(55,431)	(47,883)
Net cash used in operating activities	(44,704)	(354,048)

Cash flows from investing activities:
Purchase of office equipment	-	(4,826)
Proceeds on disposal of marketable securities	37,100	-
Net cash provided by (used in) investing activities	37,100	(4,826)

Cash flows from financing activities:
Repayment of notes payable	-	(1,486,616)
Proceeds on issuance of common stock	-	1,017,986
Proceeds from common stock subscribed	-	370,000
Payment of preferred dividends	-	(119,671)
Net cash used in financing activities	-	(218,301)

Decrease in cash	(7,604)	(577,175)
Cash, beginning of period	$11,833	$609,804
Cash, end of period	$4,229	$32,629

Noncash activities:

During the three month period ended May 31, 2007, the Company issued 10,000,000 shares of its common stock, valued at $36,000 pursuant to a settlement agreement with the Company’s former CEO.

During the three month period ended May 31, 2006, the Company issued 500,000 shares of its common stock, valued at $18,000 for consulting services provided, 9,008,089 common shares, valued at $243,218 to an officer pursuant to a compensation arrangement and 4,500,000 common shares, valued at $120,600, as part of a lawsuit settlement.

The Company did not make cash interest or tax payments during the three month period ended May 31, 2006 or 2007.

See accompanying notes to financial statements.

TrackPower, Inc.

Notes to Condensed Financial Statements
May 31, 2007

Summary of Significant Accounting Policies

Nature of Business

TrackPower’s present business strategy and direction is primarily to acquire interests in horseracing tracks and also to evaluate other horseracing industry opportunities.

Basis of Presentation

The accompanying unaudited financial statements of TrackPower, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310 (b) of Regulation S-B. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended May 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the fiscal year ended February 28, 2007.

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

Reclassification of 2007 Cash Flow Statement

Preferred dividends previously classified as expenditures in net cash used in operations have been reclassified as expenditures in financing activities.

Due to/from Related Parties

Periodically, the Company advances funds and pays expenses on behalf of related parties and funds are advanced and expenses are paid by related parties on behalf of the Company. These transactions result in non-interest bearing payables or receivables to related parties.

Amounts due from related parties were:

May 31, 2007

Entity with common shareholders	$44,367

Amounts due to related parties were:

May 31, 2007

Officers and directors	$20,712
Entities with certain common directors
and/or officers	59,720
Former officers and directors	223,955

Total	$304,387

Amounts due to or from related parties are non-interest bearing, unsecured and do not have any specific repayment terms.

Investment

American Racing and Entertainment, LLC.

The Company holds an approximately 5.4% membership interest in American Racing and Entertainment, LLC, which is a private New York limited liability company. American Racing operates two horseracing and video lottery terminal facilities in New York State, known as Tioga Downs and Vernon Downs. The Company records the investment at cost. The current carrying value of this investment is $700,000.

Notes Payable

May 31, 2007

SIG Communications Partnership 10% unsecured promissory note	$21,000

Southern Tier Acquisition II, LLC and Oneida Entertainment Holdings Inc., 15% 5 year secured promissory note	700,000

Total	$721,000

Less: current portion	21,000

Long term portion	$700,000

SIG Communications Partnership Promissory Note

10% promissory note due to SIG Communications Partnership in the amount of $20,000 (excluding an interest accrual of $1,000). The SIG Communications Partnership note and related accrued interest was due May 16, 2000. During fiscal 2002, accrued interest of $4,500 was added to the note principal. The Company agreed to repay the outstanding balance in monthly payments of $3,500. At May 31, 2007, $3,500 has been repaid. The Company is in default of its agreement.

Southern Tier and Oneida Entertainment Promissory Note

On October 20, 2006, the Company issued a $400,000 15% secured promissory note to Southern Tier Acquisition II LLC and Oneida Entertainment Holdings Inc. and increased the amounts of the promissory notes to $700,000 on January 17, 2007. The financing consisted of a $350,000 loan from each of Southern Tier and Oneida. Interest is paid monthly beginning December 1, 2006 and the promissory note matures on November 1, 2011. The Company entered into a pledge and security agreement to secure the promissory note providing as collateral all of the Company’s remaining membership interest in American Racing.

Loss per Share

Loss per common share is based on the weighted average number of shares outstanding during each period presented. Warrants to purchase stock are included as common stock equivalents only when dilutive.

Related Party Transactions

During the three month period ended May 31, 2007, the Company paid $60,000 in compensation to officers and directors as management fees for their services. The Company also issued 10,000,000 common shares to a former officer and director as a termination settlement.

Recent Accounting Pronouncements

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

Recent Developments

Membership Interest in American Racing

Since February 28, 2007, the Company has opted not to participate in American Racing member capital calls, including $2,500,000 on March 1, 2007 and $1,000,000 on May 31, 2007, and accordingly its membership interest has been reduced from approximately 10% to approximately 5.4%. The American Racing venture has not reached breakeven operations and further member capital calls are expected to continue.

Changes in Officers and Directors

On April 19, 2007, Paul Francey, resigned as a director of the board. On July 16, 2007 Gary Hokkanen was appointed Chief Financial Officer of the Company.

Plan of Operations

The Company holds a 5.4% membership interest in American Racing and Entertainment, LLC, a New York Limited Liability company, that is developing a horseracing and gaming facility in Nichols, New York known as Tioga Downs and is renovating another New York facility known as Vernon Downs. The Tioga Downs facility began to operate in June 2006 and the Company is in the process of reopening the Vernon Downs facility. Under the terms of the operating agreement with American Racing, the Company, TrackPower, and its partners are obligated to advance further amounts to the venture.

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

Results of Operations

For the three month period ended May 31, 2007

Costs and expenses totaled $103,684 during the three-month period ended May 31, 2007 approximately $743,000 lower than during the three month period ended May 31, 2006. The Company experienced very little activity during the first quarter of the current year as management groups and directors transitioned in and out of their respective positions.

Wages and consulting fees were $158,731 during the three month period ended May 31, 2006 and zero in the current year. The Company did not incur any wages during the three month period ended May 31, 2007 due to the termination of Company’s CEO in the fourth quarter of fiscal 2007. The Company’s current CEO is compensated through related party management fees described elsewhere in this report. Wages and consulting costs during the three month period ended May 31, 2006 consisted of employment costs of $111,967 (including an accrual of $37,242 representing future common stock based compensation pursuant to an employment letter memorandum) paid to the Company’s CEO, financial accounting consulting costs totaling $12,606 and various consulting fees totaling $34,158.

Management and consulting fees paid to related parties were $60,000 during the quarter ended May 31, 2007 and $61,234 in the comparative period in the prior year. Monthly management fees of $20,000 were paid for the management services of the Company’s new CEO and corporate secretarial services. During the three month period ended May 31, 2006, $45,000 was for the strategic consulting services of a director and $16,234 was for corporate secretarial services of an officer.

General and administrative expenses were $19,989 during the three month period ended May 31, 2007 compared to $72,018 during the three month period ended May 31, 2006. General and administrative expenses are substantially lower than the previous year due to management changes. General and administrative expenses include travel, meals and entertainment which have been reduced from $32,268 during the three month period ended May 31, 2006 to $2,917 in the current quarter and auto lease, repairs and fuel have been reduced from $10,295 to $2,949 over the two comparative periods.

Professional fees were $4,397 during the current quarter down significantly from $157,930 during the comparative period in the prior year. The current year’s professional fees represented a normal audit accrual. Accounting fees were $9,000 during the three month period ending May 31, 2006. Legal fees were $98,930 during the three month period ended May 31, 2006. The Company also incurred $50,000 in guarantee fees in the prior year associated with two directors personally guaranteeing a $1,000,000 note payable.

Amortization increased from $187 during the three month period ended May 31, 2006 to $382 during the current quarter.

Interest expense during the three month period ended May 31, 2007 was $26,466 and $75,412 in the prior year. Interest expense has been reduced due to the Company repaying an 11% $1,000,000 promissory note in October 2006. The current year’s interest expense arises from 15% $700,000 promissory notes.

The Company accounted for its investment in American Racing and Entertainment, LLC through the equity method during the three month period ended May 31, 2006 and recorded $321,068 as its share of losses. In October 2006, the Company’s interest was reduced to 10% (5.4% today) and ceased using the equity method of accounting.

During the current quarter the Company disposed of its remaining investment in Baymount securities for net proceeds of $37,100 and recorded a gain on disposal of $7,550.

The Company also accrued $60,493 as dividends on the Series A 8% Convertible Cumulative Preferred Stock issued during the quarter ended May 31, 2007 and 2006.

The Company recorded a net loss of $907,073 during the three month period ended May 31, 2006 (less than $0.01 per share) compared to a net loss of $164,177 (also less than $0.01 per share) during the comparative period in the current year.

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

Investments:

The Company’s investments consist of a membership interest in a private New York Limited Liability Company. The membership interest is recorded at cost. Any unrealized losses which are considered “other than temporary” are classified as realized losses through operations.

Financial Condition

During the three month period ended May 31, 2007, total assets decreased from $824,877 to $774,255. The decrease is primarily the result of the disposal of the Company’s investment in Baymount securities. The Company carried its investment in Baymount at $42,796 at the beginning of the year.

The most significant asset the Company is its American Racing investment, which it carries at $700,000 (unchanged since last fiscal year end).

The Company’s liabilities increased from $1,551,925 at the beginning of the quarter to $1,678,726 at the end. The increase is primarily a result of additional preferred dividends payable for the quarter, additional amounts due to related parties and increased levels of accounts payable.

Accounts payable increased from $252,474 at the beginning of the quarter to $283,074 at the end. The aging of payables increased due to lack of liquidity during the quarter. Due to related parties increased from $264,795 at February 28, 2007 to $304,387 at May 31, 2007. Amounts owed to related parties primarily represents unpaid amounts for services rendered to the Company by related parties.

The stockholders’ deficiency increased from $727,048 at February 28, 2007 to $904,471 at May 31, 2007. The increase is attributable to an increase in the accumulated deficit arising from the $164,177 loss for the quarter.

Liquidity and Capital Resources

Operations were financed through the disposal of marketable securities in the first quarter. During the quarter ended May 31, 2007, the Company used $44,704 in cash from operating activities primarily as a result of operating losses. Cash provided by investing activities totaled $37,100 and represented proceeds received from the disposal of its remaining investment in Baymount securities.

The revenues of the Company during the quarter ended May 31, 2007 were zero therefore did not play a significant role in financing operations. Management expects to begin receiving distributions from the American Racing investment at some point in the future.

The Company in the past has financed operations through the issuance of restricted equity securities and has occasionally relied heavily on that practice. There can be no assurance that the Company’s ability to raise capital through private placements will continue.

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

PART II. Other Information

Item 2. Unregistered Sales of Equity Securities.

The Company issued the following unregistered securities during the three month period ended May 31, 2007.

		Number of
Date	Securities issued to	Shares

March 2007	Edward Tracy	10,000,000

The issuance of the foregoing securities by the Company was a private placement made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

The Company did not received any proceeds from the issuance of these shares. The securities were issued pursuant to a termination and settlement agreement with Mr. Tracy.

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

DATE: JULY 23, 2007	BY:	/s/ John G. Simmonds
John G. Simmonds President and Chief Executive Officer

DATE: JULY 23, 2007	BY:	/s/ Gary N. Hokkanen
Gary N. Hokkanen Chief Financial Officer (principal financial officer)

Exhibit Index

Exhibit	Document

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(*) Filed with this Report.

(Remainder of page left intentionally blank)