Form 10QSB
period 2007-10-11
TRACKPOWER INC
filed 2007-10-15
CIK 819927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended August 31, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________ to ________________

Commission file number 000-28506

Trackpower, Inc.
(Exact Name of Small Business Issuer as Specified in Its Charter)
Wyoming                                                                                                                     13-341116
(State or Other Jurisdiction of Incorporation)                                                                        (I.R.S. Employer Identification No.)

3565 King Road, Suite 102
King City, Ontario L7B 1M3
(Address of Principal Executive Offices)

(905-833-9845)
(Issuer’s Telephone Number, Including Area Code)

67 Wall Street, Suite 2211
New York, NY 10005
( Former Address if Changed Since Last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes X  No __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The number of shares of common stock outstanding as of October 12, 2007: 880,768,540

Transitional Small Business Disclosure format (Check one):     Yes __   No X

TrackPower, Inc.

PART I. Financial Information

Item 1.Condensed Financial Statements.

TrackPower, Inc.
Condensed Balance Sheet
(UNAUDITED)
August 31, 2007

ASSETS
Current Assets:
Cash	$12,007
Due from related parties	44,367
Prepaid expenses	13,440
Total current assets	69,814

Office equipment	21,913
Less: Accumulated depreciation	(16,796)
Net office equipment	5,117

Investment	700,000

TOTAL ASSETS	$774,931

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$228,489
Due to related parties	381,856
Preferred dividends payable	320,164
Accrued professional fees	47,066
Accrued interest	68,096
Accrued directors’ fees	33,625
Note payable	21,000
Total current liabilities	$1,100,296

Notes payable	700,000

Total liTotal Liabilities	$1,800,296

Shareholders’ deficiency:
Series A 8% convertible preferred stock, $3,000 initial value, no par value, unlimited shares authorized, 1,000 shares issued and outstanding	$3,000,000
Common stock, $.0001 par value; unlimited shares authorized, 817,768,540 shares, issued and outstanding	81,777
Additional paid in capital	29,987,049
Common stock subscribed	120,000
Accumulated deficit	(34,214,191)
Total shareholders’ deficiency	(1,025,365)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$774,931
See accompanying notes to financial statements.

TrackPower, Inc.
Condensed Statements of Operations
(UNAUDITED)

	Three Months Ended August 31,		Six Months Ended August 31,
	2007	2006	2007	2006
Revenues:	$-	$-	$-	$-

Costs and expenses:
Wages and consulting fees	-	66,238	-	224,969
Management fees, related party	67,500	66,702	127,500	127,936
Professional fees	3,778	79,668	8,175	237,598
General and administrative	22,992	64,242	42,981	136,260
Interest	31,249	33,603	57,715	109,015
Depreciation and amortization	382	594	764	781
Share of loss of equity accounted investment	-	962,720	-	1,283,788
Gain on disposal of marketable securities	-	(13,876)	(7,550)	(13,876)
Total costs and expenses	125,901	1,259,891	229,585	2,106,471

Net loss	(125,901)	(1,259,891)	(229,585)	(2,106,471)

Preferred dividends	60,493	60,493	120,986	120,986

Net loss applicable to common shareholders	$(186,394)	$(1,320,384)	$(350,571)	$(2,227,457)

Loss per share of common stock:
Weighted average number of common shares outstanding	779,851,873	723,103,956	775,226,873	637,962,459
Loss per share	$(0.0002)	$(0.0018)	$(0.0005)	$(0.0035)

	Comprehensive Income (Loss)
Net loss	$(186,394)	$(1,320,384)	$(350,571)	$(2,227,457)
Unrealized holding gain on marketable securities	-	90,627	-	90,627
Comprehensive income (loss)	$(186,394)	$(1,229,757)	$(350,571)	$(2,136,830)

See accompanying notes to financial statements.

TrackPower, Inc.
Condensed Statements of Stockholders’ Deficiency
(UNAUDITED)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock Subscribed	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity
Balance, February 28, 2006	1,000	$3,000,000	468,052,951	$46,805	$909,200	$26,866,267	$(27,003,945)	-	$3,818,327

Common stock issued in connection with private placements	-		202,920,000	20,292	(909,200)	1,906,893	-	-	1,017,985

Common stock issued pursuant to compensation arrangement	-		9,008,089	901	-	242,318	-	-	243,218

Common stock issued for consulting services provided	-		500,000	50	-	17,950	-	-	18,000

Common stock issued in lawsuit settlement	-		4,500,000	450	-	120,150	-	-	120,600

Common stock subscribed	-		-	-	370,000	-	-	-	370,000

Loss for the three month period ended May 31, 2006	-		-	-	-	-	(907,073)	-	(907,073)

Balance, May 31, 2006	1,000	$3,000,000	684,981,040	$68,498	$370,000	$29,153,578	$(27,911,018)	$-	$4,681,058
Common stock issued in connection with private placements	-		54,725,000	5,473	(547,250)	541,778	-	-	-

Common stock issued for consulting services provided	-		4,562,500	456	-	61,169	-	-	61,625

Common stock subscribed	-		-	-	277,250	-	-	-	277,250

Loss for the three month period ended August 31, 2006	-		-	-	-	-	(1,320,384)	-	(1,320,384)

Unrealized holding gain on marketable securities								90,627	90,627

Balance, August 31, 2006	1,000	$3,000,000	744,268,540	$74,427	$100,000	$29,756,524	$(29,231,402)	$90,627	$3,790,176

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock Subscribed	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Deficiency
Balance, February 28, 2007	1,000	$3,000,000	762,268,540	$76,227	$136,000	$29,911,099	$(33,863,620)	$13,246	$(727,048)

Common stock issued in connection with settlement agreement	-		10,000,000	1,000	(36,000)	35,000	-	-	-

Change in unrealized gain on marketable securities	-		-	-	-	-	-	(13,246)	(13,246)

Loss for the three month period ended May 31, 2007	-		-	-	-	-	(164,177)		(164,177)

Balance, May 31, 2007	1,000	$3,000,000	772,268,540	$77,227	$100,000	$29,946,099	$(34,027,797)	$-	$(904,471)

Common stock subscribed					65,500				65,500

Common stock issued in connection with private placements			45,500,000	4,550	(45,500)	40,950			-

Loss for three month period ended August 31, 2007					-		(186,394)		(186,394)

Balance, August 31, 2007	1,000	$3,000,000	817,768,540	$81,777	$120,000	$29,987,049	$(34,214,191)	$-	$(1,025,365)

See accompanying notes to financial statements.

TrackPower, Inc.
Condensed Statements of Cash Flows
(UNAUDITED)

	Six Months Ended August 31,
	2007	2006
Net cash from operations
Net (loss)	$(229,585)	$(2,106,471)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	764	781
Loss in equity accounted investment	-	1,283,788
Gain on disposal of investment	(7,550)	(13,876)
Common stock issued for consulting services provided	-	79,625
Amortization of deferred financing costs	-	8,100
Changes in:
Prepaid expenses	(13,440)	36,660
Due from/to related parties	243,208	141,307
Accounts payable and accrued expenses	(95,823)	(134,694)
Net cash used in operating activities	(102,426)	(704,780)

Cash flows from investing activities:
Purchase of office equipment	-	(4,826)
Proceeds on disposal of investment	37,100	26,112
Net cash provided by investing activities	37,100	21,286

Cash flows from financing activities:
Repayment of notes payable	-	(1,486,616)
Payment of preferred dividends	-	(100,000)
Proceeds on issuance of common stock	-	1,565,236
Proceeds from common stock subscribed	65,500	100,000
Net cash provided by financing activities	65,500	78,620

Increase (decrease) in cash	174	(604,874)
Cash, beginning of period	$11,833	$609,804
Cash, end of period	$12,007	$4,930

Noncash activities:

During the six month period ended August 31, 2007, the Company issued 10,000,000 shares of its common stock, valued at $36,000 pursuant to a settlement agreement with the Company’s former CEO.

During the six month period ended August 31, 2006:

1.	The Company issued a total of 5,062,500 shares of its common stock, valued at $79,625 for consulting services provided,
2.	The Company issued 9,008,089 common shares, valued at $243,218 to an officer pursuant to a compensation arrangement,
3.	The Company issued 4,500,000 common shares, valued at $120,600, as part of a lawsuit settlement.

The Company did not make cash interest or tax payments during the three month period ended August 31, 2006 or 2007.

See accompanying notes to financial statements.

TrackPower, Inc.

Notes to Condensed Financial Statements
August 31, 2007

Summary of Significant Accounting Policies

Nature of Business

TrackPower’s present business strategy and direction is primarily to acquire interests in horseracing tracks and also to evaluate other horseracing industry opportunities.

Basis of Presentation

The accompanying unaudited financial statements of TrackPower, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310 (b) of Regulation S-B. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended August 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the fiscal year ended February 28, 2007.

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

Amounts due from related parties were:

August 31, 2007

Entity with common shareholders	$44,367

Amounts due to related parties were:

August 31, 2007

Officers and directors	$62,438
Entities with certain common directors
and/or officers	90,463
Former officers and directors	228,955

Total	$381,856

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
August 31, 2007

SIG Communications Partnership 10% unsecured promissory note	$21,000

Southern Tier Acquisition II, LLC and Oneida Entertainment Holdings Inc., 15% 5 year secured promissory note	700,000

Total	$721,000

Less: current portion	21,000

Long term portion	$700,000

SIG Communications Partnership Promissory Note

10% promissory note due to SIG Communications Partnership in the amount of $20,000 (excluding an interest accrual of $1,000).  The SIG Communications Partnership note and related accrued interest was due May 16, 2000.  During fiscal 2002, accrued interest of
$4,500 was added to the note principal.  The Company agreed to repay the outstanding balance in monthly payments of $3,500.  At August 31, 2007, $3,500 has been repaid. The Company is in default of its agreement.

Southern Tier and Oneida Entertainment Promissory Notes

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

Related Party Transactions

During the six month period ended August 31, 2007, the Company paid $127,500 in compensation to officers and directors as management fees for their services. The Company also issued 10,000,000 common shares to a former officer and director as a termination settlement.

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

Results of Operations

For the three month period ended August 31, 2007

Costs and expenses totaled $125,901 during the three-month period ended August 31, 2007 approximately $1,134,000 lower than during the three month period ended August 31, 2006.  The Company experienced very little activity during the first half of the current year as management groups and directors transitioned in and out of their respective positions.

Wages and consulting fees were $66,238 during the three month period ended August 31, 2006 and zero in the current year. The Company did not incur any wages during the three month period ended August 31, 2007 due to the termination of Company’s CEO in the fourth quarter of fiscal 2007. The Company’s current CEO is compensated through related party management fees described elsewhere in this report. Wages and consulting costs during the three month period ended August 31, 2006 consisted of employment costs of $39,419 (including an accrual of $6,619  representing future common stock based compensation pursuant to an employment letter memorandum) paid to the Company’s former CEO, financial accounting consulting costs totaling $10,910 and various consulting fees totaling $15,909.
Management and consulting fees paid to related parties were $67,500 during the quarter ended August 31, 2007 and $66,702 in the comparative period in the prior year. Monthly management fees of $22,500 were paid for the management services of the Company’s new CEO, CFO and corporate secretarial services. During the three month period ended August 31, 2006, $45,000 was for the strategic consulting services of a director and $21,702 was for corporate secretarial services of an officer.

General and administrative expenses were $22,992 during the three month period ended August 31, 2007 compared to $64,242 during the three month period ended August 31, 2006. General and administrative expenses are substantially lower than the previous year due to management changes. General and administrative expenses during the three month period ended August 31, 2007 included: 1) liability insurance of $8,661, 2) corporate fees (including transfer agent costs and directors fees) of $5,364, 3) auto lease and gas of $2,632, 4) travel, meals and entertainment costs of $2,274, 5) foreign exchange losses of $1,982, and 6) miscellaneous costs of $2,079. General and administrative costs during the three month period ended August 31, 2006 included; 1) travel, meals and entertainment costs of $16,212, 2) corporate fees and directors fees of $10,780, 3) auto lease, repair and gasoline expenses of $10,416, 4) investor relations costs of $6,850, 5) rent and insurance expenses of $6,575, 6) foreign exchange losses of $1,729, and 7) other miscellaneous costs of $11,680.

Professional fees were $3,778 during the current quarter down significantly from $79,668 during the comparative period in the prior year. The current quarter’s professional fees included legal costs of $5,622 and a credit of $1,844 representing an adjustment for over accrued audit fees. Professional fees in the comparative period in the prior year included legal fees of $19,975, accrued audit fees of $9,179 and $50,514 in various professional consulting fees a portion of which was settled with 4,562,500 shares of the Company’s common stock.

Amortization increased from $594 during the three month period ended August 31, 2006 to $382 during the current quarter.

Interest expense during the three month period ended August 31, 2007 was $31,249 and $33,603 in the prior year. The current year’s interest expense arises from 15% $700,000 promissory notes.

The Company accounted for its investment in American Racing and Entertainment, LLC through the equity method during the three month period ended August 31, 2006 and recorded $962,720 as its share of losses. In October 2006, the Company’s interest was reduced to 10% (5.4% today) and ceased using the equity method of accounting.

The Company disposed of 270,000 common shares of Baymount Incorporated during the three month period ended August 31, 2006, for a gain of $13,876. The Company received net proceeds of $26,112 and the common shares had a cost base of $12,236.

The Company also accrued $60,493 as dividends on the Series A 8% Convertible Cumulative Preferred Stock during the quarter ended August 31, 2007 and 2006.

The Company recorded a net loss of $1,320,384 during the three month period ended August 31, 2006 (less than $0.01 per share) compared to a net loss of $186,394 (also less than $0.01 per share) during the comparative period in the current year.

For the six month period ended August 31, 2007

Costs and expenses totaled $229,585 during the six-month period ended August 31, 2007 approximately $1,877,000 lower than during the six month period ended August 31, 2006.  The Company experienced very little activity during the first half of the current year as management groups and directors transitioned in and out of their respective positions.

Wages and consulting fees were $224,969 during the six month period ended August 31, 2006 and zero in the current year. The Company did not incur any wages during the six month period ended August 31, 2007 due to the termination of Company’s CEO in the fourth quarter of fiscal 2007. The Company’s current CEO is compensated through related party management fees described elsewhere in this report. Wages and consulting costs during the six month period ended August 31, 2006 consisted of employment costs of $151,386 (including an accrual of $43,861  representing future common stock based compensation pursuant to an employment letter memorandum) paid to the Company’s CEO, financial accounting consulting costs totaling $21,689 and various consulting fees totaling $51,894.

Management and consulting fees paid to related parties were $127,500 during the six month period ended August 31, 2007 and $127,936 in the comparative period in the prior year. The Company began to incur monthly management fees of $22,500 beginning in the month of June 2007 and represents the services of the Company’s new CEO, CFO and corporate secretarial services. Prior to June 2007, the Company was obligated to pay $20,000 per month for the services of the new CEO and corporate secretary. During the six month period ended August 31, 2006, $90,000 was for the strategic consulting services of a director and $37,936 was for corporate secretarial services of an officer.

General and administrative expenses were $42,981 during the six month period ended August 31, 2007 compared to $136,260 during the six month period ended August 31, 2006. General and administrative expenses are substantially lower than the previous year due to management changes. General and administrative expenses during the six month period ended August 31, 2007 included: 1) liability insurance of $16,886, 2) corporate fees (including transfer agent costs and directors fees) of $9,716, 3) auto lease and gas of $5,581, 4) travel, meals and entertainment costs of $5,190, 5) foreign exchange losses of $748, and 6) miscellaneous costs of $4,860. General and administrative costs during the six month period ended August 31, 2006 included; 1) travel, meals and entertainment of $48,480, 2) corporate fees and directors fees of $21,193, 3) auto lease, repair and gasoline expenses of $20,710, 4) rent and insurance expenses totaled $19,086, 5) communications costs including cellular service and land line of $12,805, 6) investor relations costs of $6,850, 7) foreign exchange losses of $1,696, and 8) other miscellaneous costs of $5,440.

Professional fees were $8,175 during the current period down significantly from $237,598 during the comparative period in the prior year. The current quarter’s professional fees included legal costs of $5,689 and $2,486 of accrued audit fees. Accrued audit fees included an adjustment for an over accrual booked previously. Professional fees in the comparative period in the prior year included legal fees of $108,109, accrued audit fees of $28,975, $50,000 in guarantee fees associated with two directors personally guaranteeing a $1,000,000 note payable and $50,514 in various professional consulting fees a portion of which was settled with 4,562,500 shares of the Company’s common stock.

Amortization decreased from $781 during the six month period ended August 31, 2006 to $764 during the current period.

Interest expense during the six month period ended August 31, 2007 was $57,715 and $109,015 in the prior year. The current year’s interest expense arises from 15% $700,000 promissory notes.

The Company accounted for its investment in American Racing and Entertainment, LLC through the equity method during the six month period ended August 31, 2006 and recorded $1,283,788 as its share of losses. In October 2006, the Company’s interest was reduced to 10% (5.4% today) and ceased using the equity method of accounting.

The Company disposed of 270,000 common shares of Baymount Incorporated during the six month period ended August 31, 2006, for a gain of $13,876. The Company received net proceeds of $26,112 and the common shares had a cost base of $12,236.

The Company also accrued $120,986 as dividends on the Series A 8% Convertible Cumulative Preferred Stock during the six month period ended August 31, 2007 and 2006.

The Company recorded a net loss of $2,227,457 during the six month period ended August 31, 2006 (less than $0.01 per share) compared to a net loss of $350,571 (also less than $0.01 per share) during the comparative period in the current year.

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

Financial Condition

During the six month period ended August 31, 2007, total assets decreased from $824,877 to $774,931. The decrease is primarily the result of the disposal of the Company’s investment in Baymount securities. The Company carried its investment in Baymount at $42,796 at the beginning of the year.

The most significant asset the Company is its American Racing investment, which it carries at $700,000 (unchanged since last fiscal year end).

The Company’s liabilities increased from $1,551,925 at the beginning of the year to $1,800,296 at August 31, 2007. The increase is primarily a result of additional preferred dividends payable and additional amounts due to related parties.

Accounts payable decreased from $252,474 at the beginning of the year to $228,489 at August 31, 2007. Due to related parties increased from $264,795 at February 28, 2007 to $381,856 at August 31, 2007. Amounts owed to related parties primarily represents unpaid amounts for services rendered to the Company by related parties.

The stockholders’ deficiency increased from $727,048 at February 28, 2007 to $1,025,365 at August 31, 2007. The increase is substantially attributable to an increase in the accumulated deficit arising from the $350,571 loss for the six month period ended August 31, 2007.

Liquidity and Capital Resources

Operations were financed through the disposal of marketable securities and common stock share subscriptions. During the six month period ended August 31, 2007, the Company used $102,426 in cash from operating activities primarily as a result of operating losses and adjustments to working capital accounts. Cash provided by investing activities totaled $37,100 and represented proceeds received from the disposal of its remaining investment in Baymount securities. Cash provided by financing activities totaled $65,500 and represented common stock share subscriptions at $0.001 per share.

The revenues of the Company during the six month period ended August 31, 2007 were zero therefore did not play a significant role in financing operations. Management expects to begin receiving distributions from the American Racing investment at some point in the future.

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

PART II. Other Information

Item 2.Unregistered Sales of Equity Securities.

The Company issued the following unregistered securities during the three month period ended August 31, 2007.

		Number of
Date	Securities issued to	Shares

August 2007	Northmount Capital	25,000,000
August 2007	Stephen Dulmage	20,000,000
August 2007	Virgil Perry	500,000

The issuance of the foregoing securities by the Company was a private placement made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

The Company has not paid dividends on its Series A preferred shares but has accrued $381,856 up to and including August 31, 2007.

Item 6.Exhibits

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
_______________________

(*)           Filed with this Report.

(Remainder of page left intentionally blank)

SIGNATURES

In accordance with the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

DATE:  OCTOBER 15, 2007                                                                BY: /s/ John G. Simmonds
John G. Simmonds
President and Chief Executive Officer

DATE:  OCTOBER 15, 2007                                                                BY: /s/ Gary N. Hokkanen
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
_____________________________

(*)           Filed with this Report.

(Remainder of page left intentionally blank)