Form 10QSB
period 2008-01-14
TRACKPOWER INC
filed 2008-01-14
CIK 819927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended November 30, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ______________ to ________________
Commission file number 000-28506

Trackpower, Inc.
 (Exact Name of Small Business Issuer as Specified in Its Charter)

Wyoming	13-3411167
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

3565 King Road,  Suite 102

King City, Ontario, Canada L7B 1M3
(Address of Principal Executive Offices)

(905) 833-9845
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The number of shares of common stock outstanding as of December 31, 2007: 847,768,540

Transitional Small Business Disclosure format (Check one): Yes __   No X

TrackPower, Inc.

PART I. Financial Information

Item 1.  Condensed Financial Statements.

TrackPower, Inc.
Condensed Balance Sheet
(UNAUDITED)
November 30, 2007

ASSETS
Current Assets:
Due from related parties	$44,367
Prepaid expenses	6,720
Total current assets	51,087

Office equipment	21,913
Less: Accumulated depreciation	(17,177)
Net office equipment	4,736

Investment	700,000

TOTAL ASSETS	$755,823

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current Liabilities:
Bank overdraft	$5,985
Accounts payable	220,623
Due to related parties	397,140
Preferred dividends payable	380,000
Accrued professional fees	47,000
Accrued interest	94,274
Accrued directors’ fees	37,375
Note payable	21,000
Total current liabilities	1,203,397

Notes payable	700,000

Total liabilities	1,903,397

Shareholders’ deficiency:
Series A 8% convertible preferred stock, $3,000 initial value, no par value, unlimited shares authorized, 1,000 shares issued and outstanding	3,000,000
Common stock, $.0001 par value; unlimited shares authorized, 817,768,540 shares, issued and outstanding	81,777
Additional paid in capital	29,987,049
Common stock subscribed	163,000
Accumulated deficit	(34,379,400)
Total shareholders’ deficiency	(1,147,574)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$755,823
See accompanying notes to financial statements.

TrackPower, Inc.
Condensed Statements of Operations
(UNAUDITED)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2007	2006	2007	2006
Revenues:	$-	$-	$-	$-

Costs and expenses:
Wages and consulting fees	-	52,779	-	277,748
Management fees, related party	55,429	239,083	182,929	367,019
Professional fees	(6,696)	48,000	1,479	285,598
General and administrative	30,081	66,110	73,062	202,370
Interest	26,178	79,241	83,893	188,256
Depreciation and amortization	381	511	1,145	1,292
Share of loss of equity accounted investment	-	1,204,978	-	2,488,766
Loss on disposal of equity accounted investment	-	332,751	-	332,751
Gain on disposal of marketable securities	-	(27,426)	(7,550)	(41,302)
Total costs and expenses	105,373	1,996,027	334,958	4,102,498

Net loss	(105,373)	(1,996,027)	(334,958)	(4,102,498)

Preferred dividends	59,836	59,836	180,822	180,822

Net loss applicable to common shareholders	$(165,209)	$(2,055,863)	$(515,780)	$(4,283,320)

Loss per share of common stock:
Weighted average number of common shares outstanding	817,768,540	747,268,540	789,407,428	674,402,819
Loss per share	$(0.0002)	$(0.003)	$(0.0006)	$(0.007)

	Comprehensive Income (Loss)
Net loss	$(165,209)	$(2,055,863)	$(515,780)	$(4,283,320)
Unrealized holding gain (loss) on marketable securities	-	(36,146)	-	7,236
Comprehensive income (loss)	$(165,209)	$(2,092,009)	$(515,780)	$(4,276,084)

See accompanying notes to financial statements.

TrackPower, Inc.
Condensed Statements of Stockholders’ Deficiency
(UNAUDITED)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock Subscribed	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity
Balance, February 28, 2006	1,000	$3,000,000	$468,052,951	$46,805	$909,200	$26,866,267	$(27,003,945)	-	$3,818,327

Common stock issued in connection with private placements	-	-	202,920,000	20,292	(909,200)	1,906,893	-	-	1,017,985

Common stock issued pursuant to compensation arrangement	-	-	9,008,089	901	-	242,318	-	-	243,218

Common stock issued for consulting services provided	-	-	500,000	50	-	17,950	-	-	18,000

Common stock issued in lawsuit settlement	-	-	4,500,000	450	-	120,150	-	-	120,600

Common stock subscribed	-	-	-	-	370,000	-	-	-	370,000

Loss for the three month period ended May 31, 2006	-	-	-	-	-	-	(907,073)	-	(907,073)

Balance, May 31, 2006	1,000	$3,000,000	684,981,040	$68,498	$370,000	$29,153,578	$(27,911,018)	$-	$4,681,058
Common stock issued in connection with private placements	-	-	54,725,000	5,473	(547,250)	541,777	-	-	-

Common stock issued for consulting services provided	-	-	4,562,500	456	-	61,169	-	-	61,625

Common stock subscribed	-	-	-	-	277,250	-	-	-	277,250

Loss for the three month period ended August 31, 2006	-	-	-	-	-	-	(1,320,384)	-	(1,320,384)

Unrealized holding gain on marketable securities	-	-	-	-	-	-	-	90,627	90,627

Balance, August 31, 2006	1,000	$3,000,000	744,268,540	$74,427	$100,000	$29,756,524	$(29,231,402)	$90,627	$3,790,176
Common stock issued in settlement	-	-	18,000,000	1,800	-	160,200	-	-	162,000

Loss for the three month period ended November 30, 2006	-	-	-	-	-	-	(2,055,863)	-	(2,055,863)

Unrealized holding gain on marketable securities	-	-	-	-	-	-	-	(83,391)	(83,391)

Balance, November 30, 2006	1,000	$3,000,000	762,268,540	$76,227	$100,000	$29,916,724	$(31,287,265)	$7,236	$1,812,922

Preferred Stock		Common Stock
Shares	Amount	Shares	Amount	Common Stock Subscribed	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity
Balance, February 28, 2007	1,000	$3,000,000	762,268,540	$76,227	$136,000	$29,911,099	$(33,863,620)	$13,246	$(727,048)

Common stock issued in connection with settlement agreement	-	-	10,000,000	1,000	(36,000)	35,000	-	-	-

Change in unrealized gain on marketable securities	-	-	-	-	-	-	-	(13,246)	(13,246)

Loss for the three month period ended May 31, 2007	-	-	-	-	-	-	(164,177)	-	(164,177)

Balance, May 31, 2007	1,000	$3,000,000	772,268,540	$77,227	$100,000	$29,946,099	$(34,027,797)	$ -	$(904,471)

Common stock subscribed	-	-	-	-	65,500	-	-	-	65,500

Common stock issued in connection with private placements	-	-	45,500,000	4,550	(45,500)	40,950	-	-	-

Loss for three month period ended August 31, 2007	-	-	-	-	-	-	(186,394)	-	(186,394)

Balance, August 31, 2007	1,000	$3,000,000	817,768,540	$81,777	$120,000	$29,987,049	$(34,214,191)	$ -	$(1,025,365)
Common stock subscribed	-	-	-	-	43,000	-	-	-	43,000

Loss for three month period ended November 30, 2007	-	-	-	-	-	-	(165,209)	-	(165,209)

Balance, November 30, 2007	1,000	$3,000,000	817,768,540	$81,777	$163,000	$29,987,049	$(34,379,400)	$ -	$(1,147,574)

See accompanying notes to financial statements.

TrackPower, Inc.
Condensed Statements of Cash Flows
(UNAUDITED)

	Nine Months Ended November 30,
	2007	2006
Net cash from operations
Net (loss)	$(334,958)	$(4,102,498)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	1,145	1,292
Loss in equity accounted investment	-	2,488,766
Loss on disposal of equity accounted investment	-	332,751
Gain on disposal of investment	(7,550)	(41,302)
Common stock issued for consulting services provided	-	241,625
Amortization of deferred financing costs	-	74,250
Changes in:
Prepaid expenses	(6,720)	43,330
Due from/to related parties	127,876	(54,327)
Accounts payable and accrued expenses	56,789	(141,841)
Net cash used in operating activities	(163,418)	(1,157,954)

Cash flows from investing activities:
Purchase of office equipment	-	(4,826)
Proceeds on disposal of equity accounted investment	-	2,300,000
Capital contributions to investments	-	(1,300,000)
Proceeds on disposal of marketable securities	37,100	79,433
Net cash provided by investing activities	37,100	1,074,607

Cash flows from financing activities:
Repayment of notes payable	-	(2,486,616)
Payment of preferred dividends	-	(100,000)
Issuance of notes payable	-	400,000
Increase in bank indebtedness	5,985	-
Proceeds on issuance of common stock	45,500	1,565,236
Proceeds from common stock subscribed	63,000	100,000
Net cash provided by (used in) financing activities	114,485	(521,380)

(Decrease) in cash	(11,833)	(604,727)
Cash, beginning of period	$11,833	$609,804
Cash, end of period	$-	$5,077

Noncash activities:

During the nine month period ended November 30, 2007, the Company issued 10,000,000 shares of its common stock, valued at $36,000 pursuant to a settlement agreement with the Company’s former CEO.

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

The Company did not make cash interest or tax payments during the three month period ended November 30, 2006 or 2007.

See accompanying notes to financial statements.

TrackPower, Inc.

Notes to Condensed Financial Statements
November 30, 2007

Summary of Significant Accounting Policies

Nature of Business

TrackPower’s present business strategy and direction is primarily to acquire interests in horseracing tracks and also to evaluate other horseracing industry opportunities.

Basis of Presentation

The accompanying unaudited financial statements of TrackPower, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310 (b) of Regulation S-B. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended November 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the fiscal year ended February 28, 2007.

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

Amounts due from related parties were:

November 30, 2007

Entity with common shareholders	$44,367

Amounts due to related parties were:

November 30, 2007

Officers and directors	$42,750
Entities with certain common directors
and/or officers	145,435
Former officers and directors	208,955

Total	$397,140

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

November 30, 2007

SIG Communications Partnership 10% unsecured promissory note	$21,000

Southern Tier Acquisition II, LLC and Oneida Entertainment Holdings Inc., 15% 5 year secured promissory note	700,000

Total	$721,000

Less: current portion	21,000

Long term portion	$700,000

SIG Communications Partnership Promissory Note

10% promissory note due to SIG Communications Partnership in the amount of $20,000 (excluding an interest accrual of $1,000).  The SIG Communications Partnership note and related accrued interest was due May 16, 2000.  During fiscal 2002, accrued interest of $4,500 was added to the note principal.  The Company agreed to repay the outstanding balance in monthly payments of $3,500.  At November 30, 2007, $3,500 has been repaid. The Company is in default of its agreement.

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

Related Party Transactions

During the nine month period ended November, 2007, the Company paid $182,929 in compensation to officers and directors as management fees for their services. The Company also issued 10,000,000 common shares to a former officer and director as a termination settlement.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” ("SFAS 141(R)"). This statement replaces SFAS No. 141, “Business Combinations” and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes”, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, “Goodwill and Other Intangible Assets”, to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 141(R) could have on its financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” ("SFAS 160"). SFAS 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company believes that SFAS 160 will not have a material impact on the its financial statements.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109.” Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information.  The amount of tax benefits to be recognized for a tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  Tax benefits relating to tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met or certain other events have occurred.  Previously recognized tax benefits relating to tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.  Interpretation 48 also provides guidance on the accounting for and disclosure of tax reserves for unrecognized tax benefits, interest and penalties and accounting in interim periods. Interpretation 48 is effective for fiscal years beginning after December 15, 2006.  The change in net assets as a result of applying this pronouncement will be a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings on January 1, 2007, except in certain cases involving uncertainties relating to income taxes in purchase business combinations.  In such instances, the impact of the adoption of Interpretation 48 will result in an adjustment to goodwill.  The Company adopted Interpretation 48 on March 1, 2007, which did not have a material impact on the Company’s financial statements.

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

Recent Developments

Bettor Solutions Inc. Agreement

On December 4, 2007, the Company announced that it entered into an agreement with Bettor Solutions Inc. (BSI) to jointly develop and market BSI's proprietary Video Distribution Service in Latin America.

This is TrackPower's first major step in a restructuring strategy, as it positions itself to offer a range of products and services to the Latin American marketplace. TrackPower and BSI are combining efforts to deliver a package of products, services and advisory expertise to racing and wagering interests to this region.

TrackPower obtained an exclusive license to operate the Video Distribution Service in Latin American in exchange for 50,000,000 shares of its common stock. Pursuant to the license, TrackPower and BSI agree to share the net profit from the video distribution and wager processing on a 50/50 basis. TrackPower will be responsible for the expenses associated with obtaining distribution agreements and BSI will be responsible for delivering the technology and operational support on a day-to-day basis. The initial term for the license runs until November 21, 2009 and may be extended for additional one-year terms.

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

Results of Operations

For the three month period ended November 30, 2007 and 2006

Costs and expenses totaled $105,373 during the three-month period ended November 30, 2007 approximately $1,891,000 lower than during the three month period ended November 30, 2006.  The Company experienced very little activity during the first three quarter’s of the current year as management groups and directors transitioned in and out of their respective positions.

Wages and consulting fees were $52,779 during the three month period ended November 30, 2006 and zero in the current year. The Company did not incur any wages during the three month period ended August 31, 2007 due to the termination of Company’s CEO in the fourth quarter of fiscal 2007. The Company’s current CEO is compensated through related party management fees described elsewhere in this report. Wages and consulting costs during the three month period ended November 30, 2006 consisted of employment costs of $37,000 paid to the Company’s CEO, and various consulting fees totaling $15,779.

Management and consulting fees paid to related parties were $55,429 during the quarter ended November 30, 2007 and $239,083 in the comparative period in the prior year. Monthly management fees of $20,000 were paid for the management services of the Company’s new CEO, CFO and corporate secretarial services. The Company also recorded an adjustment of $15,000 for management fees charged in previous periods that will not be paid. In addition the Company reversed $10,429 of management fee income from a former co-investor in American Racing which will not be received.  During the previous year's, the Company issued 18,000,000 common shares valued at $162,000 as a settlement upon the resignation of a director and chairman of the board, paid $49,140 in strategic consulting services of that director and $27,943 was paid for corporate secretarial services of an officer.

General and administrative expenses were $30,081 during the three month period ended November 30, 2007 compared to $66,110 during the three month period ended November 30, 2006. General and administrative expenses are substantially lower than the previous year due to management changes. General and administrative expenses during the three month period ended August 31, 2007 included: 1) liability insurance of $12,057, 2) auto lease and gas of $5,677, 3) corporate fees (including transfer agent costs and directors fees) of $4,486, 4) foreign exchange losses of $4,114, 5) travel, meals and entertainment costs of $3,486, and 6) miscellaneous costs of $261. General and administrative costs during the three month period ended November 30, 2006 were; 1) rent and insurance expenses of $13,259, 2) auto lease, repair and gasoline expenses of $12,833, 3) travel, meals and entertainment expenses of 9,623, 4) corporate fees and directors fees of $9,639, 5) telephone and cellular costs of $6,019 in the current quarter, and 6) other miscellaneous costs totaled $14,737.

Professional fees were a credit of $6,696 during the current quarter down significantly from $48,000 during the comparative period in the prior year. The current quarter’s professional fees included adjustments for over accrued audit fees from the past. Accounting fees were $9,000, legal fees were $23,995 during the quarter ended November 30, 2006 The Company also incurred $15,005 in various professional consulting fees during the previous quarter.

        Amortization decreased from $511 during the three month period ended November 30, 2006 to $381 during the current quarter.

Interest expense during the three month period ended November 30, 2007 was $26,178 and $79,241 in the prior year. The current year’s interest expense arises from 15% $700,000 promissory notes.

The Company accounted for its investment in American Racing and Entertainment, LLC through the equity method during the three month period ended November 30, 2006 and recorded $1,204,978 as its share of losses. In October 2006, the Company’s interest was reduced to 10% (5.4% today) and ceased using the equity method of accounting. In addition on October 23, 2006, the Company disposed of one half of its investment in American Racing for cash proceeds of $2,300,000. The carrying value of the interest sold was $2,632,751 and therefore the Company recorded a loss on disposal of $332,751.

The Company also accrued $59,836 as dividends on the Series A 8% Convertible Cumulative Preferred Stock during the quarter ended August 31, 2007 and 2006.

The Company recorded a net loss of $2,055,863 during the three month period ended November 30, 2006 (less than $0.01 per share) compared to a net loss of $165,209 (also less than $0.01 per share) during the comparative period in the current year.

For the nine month period ended November 30, 2007 and 2006

Costs and expenses totaled $334,958 during the nine-month period ended November 30, 2007 approximately $3,768,000 lower than during the nine month period ended November 30, 2006.  The Company experienced very little activity during the first half of the current year as management groups and directors transitioned in and out of their respective positions.

Wages and consulting fees were $277,748 during the nine month period ended November 30, 2006 and zero in the current year. The Company did not incur any wages during the nine month period ended August 31, 2007 due to the termination of Company’s CEO in the fourth quarter of fiscal 2007. The Company’s current CEO is compensated through related party management fees described elsewhere in this report. Wages and consulting costs during the nine month period ended November 30, 2006 consisted of employment costs of $188,386 (including an accrual of $43,861  representing future common stock based compensation pursuant to an employment letter memorandum) paid to the Company’s CEO, financial accounting consulting costs totaling $21,689 and various consulting fees totaling $67,673.

Management and consulting fees paid to related parties were $182,929 during the nine month period ended November 30, 2007 and $367,019 in the comparative period in the prior year. The Company incurs monthly management fees of $20,000 for the services of the Company’s new CEO, CFO and corporate secretarial services. During the nine month period ended November 30, 2006, $139,140 was for the strategic consulting services of a director and $65,879 was for corporate secretarial services of an officer. The Company also issued 18,000,000 common shares valued at $162,000 as a settlement upon the resignation of a director and chairman of the board.

General and administrative expenses were $73,062 during the nine month period ended November 30, 2007 compared to $202,370 during the nine month period ended November 30, 2006. General and administrative expenses are substantially lower than the previous year due to management changes.

Within general and administrative costs; 1) travel, meals and entertainment totaled $8,472 during the nine month period ended November 30, 2007 and were $58,102 in the comparative period in the current year, 2) auto lease, repair and gasoline expenses were $11,258 during the nine month period ended November 30, 2007 and $33,543 during the nine month period ended November 30, 2006, 3) corporate fees and directors fees totaled $14,202 during the nine month period ended November 30, 2007 and $30,833 during the comparative period in the prior year 4) rent and insurance expenses were $28,406 in the prior nine month period and $28,943 in the current period, 5) communications costs including cellular service and land line were $18,884 in the prior nine month period down significantly to $271 in the current period, 6) investor relations costs of $nil during the nine month period ended November 30, 2007 and compared to $6,850 in the prior year,  and 7) other miscellaneous costs totaled $25,752 during the prior nine month period and $9,916 during the nine month period ended November 30, 2007.

Professional fees were $1,479 during the current period down significantly from $285,598 during the comparative period in the prior year. The current quarter’s professional fees included legal costs of $6,089 and a credit of $4,609 of accrued audit fees. Accrued audit fees included an adjustment for an over accrual booked previously and the reversal of management fee income from a co-investor in American Racing. During the nine month period ended November 30, 2006, the Company incurred $50,000 in guarantee fees associated with two directors personally guaranteeing a $1,000,000 note payable and $65,519 in various professional consulting fees a portion ($50,514) of which was settled with 4,562,500 shares of the Company’s common stock.

Amortization decreased from $1,292 during the nine month period ended November 30, 2006 to $1,145 during the current period.

Interest expense during the nine month period ended November 30, 2007 was $83,893 and $188,256 in the prior year. The current year’s interest expense arises from 15% $700,000 promissory notes.

The Company accounted for its investment in American Racing and Entertainment, LLC through the equity method during the nine month period ended November 30, 2006 and recorded $2,488,766 as its share of losses. In October 2006, the Company’s interest was reduced to 10% (5.4% today) and ceased using the equity method of accounting. In addition on October 23, 2006, the Company disposed of one half of its investment in American Racing for cash proceeds of $2,300,000. The carrying value of the interest sold was $2,632,751 and therefore the Company recorded a loss on disposal of $332,751.

The Company disposed of 931,000 common shares of Baymount Incorporated during the nine month period ended November 30, 2006, for a gain of $41,302. The Company received net proceeds of $79,433 and the common shares had a cost base of $38,131.

During the current year the Company disposed of its remaining investment in Baymount securities for net proceeds of $37,100 and recorded a gain on disposal of $7,550.

The Company also accrued $180,822 as dividends on the Series A 8% Convertible Cumulative Preferred Stock during the nine month period ended November 30, 2007 and 2006.

The Company recorded a net loss of $4,283,320 during the nine month period ended November 30, 2006 (less than $0.01 per share) compared to a net loss of $515,780 (also less than $0.01 per share) during the comparative period in the current year.

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

Investment:

The Company’s investment consist of a membership interest in a private New York Limited Liability Company.  The membership interest is recorded at cost.  Any unrealized losses which are considered “other than temporary” are classified as realized losses through operations.

Financial Condition

During the nine month period ended November 30, 2007, total assets decreased from $824,877 to $755,823. The decrease is primarily the result of the disposal of the Company’s investment in Baymount securities. The Company carried its investment in Baymount at $42,796 at the beginning of the year.

The most significant asset the Company is its American Racing investment, which it carries at $700,000 (unchanged since last fiscal year end).

The Company’s liabilities increased from $1,551,925 at the beginning of the year to $1,903,397 at November 30, 2007. The increase is primarily a result of additional preferred dividends payable and additional amounts due to related parties.

Accounts payable decreased from $252,474 at the beginning of the year to $220,623 at November 30, 2007. Due to related parties increased from $264,795 at February 28, 2007 to $397,140 at November 30, 2007. Amounts owed to related parties primarily represents unpaid amounts for services rendered to the Company by related parties. Amounts due to related parties are unsecured, non-interest bearing and have no specific repayment terms.

The stockholders’ deficiency increased from $727,048 at February 28, 2007 to $1,147,574 at August 31, 2007. The increase is substantially attributable to an increase in the accumulated deficit arising from the $515,780 loss for the nine month period ended November 30, 2007.

Liquidity and Capital Resources

Operations were financed primarily through the disposal of marketable securities and common stock share subscriptions. During the nine month period ended November 30, 2007, the Company used $163,418 in cash from operating activities primarily as a result of operating losses and adjustments to working capital accounts. Cash provided by investing activities totaled $37,100 and represented proceeds received from the disposal of its remaining investment in

Baymount securities. Cash provided by financing activities totaled $114,485 and represented common stock share subscriptions at $0.001 per share and a $5,985 increase in bank overdraft.

The revenues of the Company during the nine month period ended November 30, 2007 were zero therefore did not play a significant role in financing operations. The Company in the past has financed operations through the issuance of restricted equity securities and has occasionally relied heavily on that practice. There can be no assurance that the Company’s ability to raise capital through private placements will continue.

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

PART II. Other Information

Item 2.  Unregistered Sales of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities

The Company did not pay dividends on its Series A preferred shares during the three month period ended November 30, 2007 but has accrued $380,000 up to and including November 30, 2007.

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

Date: January 14, 2008	By:	/s/ John G Simmonds
Name: John G. Simmonds
Title : President and Chief Executive Officer

Date: January 14, 2008	By:	/s/ Gary N Hokkanen
Name: Gary N. Hokkanen
Title: Chief Financial Officer
( principal financial officer)

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