Form 10KSB
period 2008-02-29
TRACKPOWER INC
filed 2008-06-13
CIK 819927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

|X|	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended February 29, 2008

| |	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________to____________

Commission File No. 000-28506

TrackPower, Inc.
(Name of Small Business Issuer in its charter)
Wyoming (State or other jurisdiction of incorporation or organization)	13-3411167 (I.R.S. Employer Identification No.)
3565 King Road, Suite 102 King City, Ontario L7B 1M3 (Address of Principal Executive Offices)	905-833-9845 (Issuer’s Telephone No., including area code)
67 Wall Street, Suite 2211 New York, New York, 10005 (Former Address)
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $0.001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes (X) No (  )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and  no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (  ).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  (  ) No  (X)

The issuer’s revenues for the fiscal year ended February 29, 2008 were $0.00.

Based on the closing price on June 4, 2008 of $0.0018 per share of common stock, as reported by the NASD’s OTC Bulletin Board, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $3,476,230.  For the purposes of this response, directors, officers and holders of 5% or more of the issuer’s Common Stock are considered the affiliates of the issuer at such date.

As of June 4, 2008, the number of shares outstanding of the registrant’s Common Stock was 2,510,243,040 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference into Part III of the Annual Report on Form 10-KSB: Portions of Part III information will be disseminated by either amendment to Form 10KSB within 120 days of year end or through the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders, are incorporated by reference.

Transitional Small Business Disclosure Format (check one):  Yes  (  ) No  (X)

Part I

Item 1.   Description of Business

History

TrackPower, Inc. ("we, "us," "our," or the "Company") was incorporated under the laws of the State of Wyoming on June 30, 1993.

Description of Current Business Plan

Our present business strategy and direction is to develop and operate a horseracing video distribution venture in international markets.

Recent Developments

Bettor Solutions Inc. Agreement

On December 4, 2007, the Company entered into an agreement with Bettor Solutions Inc. (BSI) to jointly develop and market BSI’s proprietary video distribution service in Latin America.

TrackPower obtained the exclusive license to operate a video distribution service in Latin America in exchange for 50,000,000 shares of its common stock. Pursuant to the license, TrackPower and BSI agree to share the profit from the video distribution and wagering process on a 50/50 basis. TrackPower will be responsible for the expenses associated with obtaining the distribution agreements and BSI will be responsible for delivering the technology and operational support on a day-to-day basis. The initial term of the license runs until November 21, 2009 and may be extended for additional one-year terms.

Purchase of GameCorp Inc.

On January 17, 2008, the Company entered into an agreement with the shareholders of GameCorp Inc. (“GameCorp”) pursuant to which it acquired all of the issued and outstanding common shares of GameCorp. Under the agreement the Company agreed to issue 54,537,000 restricted shares of the Company’s common stock in exchange for 7,425,000 voting common shares of GameCorp. GameCorp holds certain intellectual property and intangible assets associated with the horseracing and gaming industry in Canada.

Disposal of Interest in American Racing and Entertainment, LLC

TrackPower held a 4.94% membership interest in American Racing and Entertainment, LLC (“American Racing”), which owns two gaming and horseracing facilities in New York State known as Tioga Downs and Vernon Downs. The remaining interest was acquired one-half by Southern Tier Acquisition II, LLC (“Southern Tier II”) and one-half by Oneida Entertainment, LLC (“Oneida”), the controlling members of American Racing , for total consideration of $934,016 on February 29, 2008. At closing, TrackPower repaid an $834,016 15% secured promissory note to Southern Tier II and Oneida (each holding a 15% $350,000 secured promissory note of TrackPower).

Restructuring of Series A  8% Convertible Stock and Outstanding Aged Liabilities

On February 29, 2008 the company entered into an agreement to restructure its Series A 8% Convertible Stock. Prior to closing the Company had $3,000,000 principal value of 8% Series A convertible preferred share obligations and $440,000 of accrued and unpaid dividends outstanding. The Company agreed to; 1) issue 1,220,000,000 restricted shares of its common stock, and 2) provide an earnout arrangement of ten percent (10%) of cumulative earnings before interest, taxes, depreciation and amortization paid in cash, quarterly, 45 days following fiscal quarter end, to a maximum of 1,000,000, collectively, to the members and affiliates of Asolare II, LLC (“Asolare”) as full and complete settlement of its preferred share obligations including any related obligations of Asolare to its affiliates.

The Company also restructured outstanding aged liabilities with its current and former officers and directors.  Simmonds Mercantile and Management Inc. (“SMMI”), an entity which is solely owned by John Simmonds, was owed $121,952 for past services and advances made to TrackPower and agreed to accept $81,952 in cash and 40,000,000 restricted shares of the Company’s common stock as a full and complete settlement.  Gary Hokkanen, the Company’s CFO, was owed $61,749 for past services provided and expenses paid on the Company’s behalf, agreed to accept $37,749 in cash and 20,000,000 restricted shares of the Company’s common stock as a settlement for all obligations owed. Carrie Weiler, the Company’s Corporate Secretary, was owed $32,500 for services provided and accepted $22,500 in cash and 10,000,000 restricted shares of the Company’s common stock.  The Company owed existing and former directors $25,875 in unpaid directors’ fees. The Company agreed to issue 19,937,500 restricted shares of its common stock in repayment of directors’ fees.

Sale of GameCorp Tradename and Private Placement

On January 30, 2008, Eiger Technology, Inc, a related party by virtue of certain common officers and directors with the Company, acquired 200,000,000 restricted common shares of the Company’s common stock and the tradename “GameCorp” in exchange for cash of CAD$200,000.

Employees

As of the date of this Report, we have three employees, being our current officers.

Item 2.   Description of Property

Our principal offices are located in Canada at 3565 King Road, Suite 102, King City, Ontario L7B 1M3, telephone number (905) 833-9845, fax number (905) 833-9847.

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

	Fiscal Year Ended 2/29/2008		Fiscal Year Ended 2/28/2007
	High	Low	High	Low
First Quarter	0.004	0.0025	.042	.027
Second Quarter	0.0051	0.0025	.029	.017
Third Quarter	0.0038	0.0010	.019	.004
Fourth Quarter	0.0029	0.00076	.007	.003

At June 4, 2008 the closing bid price of our Common Stock was $0.0018.

There is currently only a limited public market for our common stock on the OTC Bulletin Board, and no assurance can be given that such a market will develop or that a stockholder will ever be able to liquidate his investment without considerable delay, if at all.  If such a market should develop, the price may be highly volatile.  Unless and until our common shares are quoted on the NASDAQ system or listed on a national securities exchange, it is likely that the common shares will be defined as "penny stocks" under the Exchange Act and SEC rules.  The Exchange Act and penny stock rules generally impose additional sales practice and disclosure requirements upon broker-dealers who sell penny stocks to persons other than certain "accredited investors" (generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse) or in transactions not recommended by the broker-dealer.

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

(a)  As of February 29, 2008, there were 911 stockholders of record of our common stock, including 3,077 beneficial holders.

(b)   We did not pay any dividends on our Common Stock during the two years ended February 29, 2008.  Pursuant to the laws of the State of Wyoming, a corporation may not issue a distribution if, after giving its effect, the corporation would not be able to pay its debts as they became due in the usual course of business, or such corporation's total assets would be less than the sum of their total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.  As a result, management does not foresee that we will have the ability to pay a dividend on our Common Stock in the fiscal year ended February 28, 2009.  See "Part II, Item 7, Financial Statements."

(c)  There are currently no securities authorized for issuance under any equity compensation plans.  However, we may adopt such a plan in the future.

Item 6.   Management’s Discussion and Analysis of Financial Condition and Results of Operations/ Plan of Operation

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

Overview

During the year ended February 29, 2008, TrackPower entered into several agreements pursuant to which it restructured its business.  It disposed of its remaining interest in American Racing, restructured its Series A 8% convertible preferred stock obligations and a substantial portion of its remaining liabilities, and it entered into an agreement with Bettor Solutions Inc. (“BSI”) to jointly develop and market BSI’s proprietary video distribution service in Latin America.

The Company also acquired GameCorp Inc. which holds certain intellectual property and intangible assets associated with horseracing and gaming industry in Canada and disposed of the tradename “GameCorp”.

The Company entered into an agreement with BSI to jointly develop and market BSI’s proprietary video distribution service in Latin America.

Results of Operations

For the year ended February 29, 2008 and February 28, 2007

Revenues

Our revenues for the years ended February 29, 2008 and 2007 were zero.

Costs and Expenses

Our total costs and expenses were $240,333 during the year ended February 29, 2008 and $6,619,675 during our year ended February 28, 2007. The higher costs and expenses during the year ended February 28, 2007 is attributable to a writedown of the carrying value of our investment in American Racing and Entertainment LLC (“American Racing”), a loss we recognized on the sale of part of our investment in American Racing and our share of their losses while we equity accounted the investment.

Wages and consulting fees incurred during the year ended February 29, 2008 were $nil compared to $459,487 during the year ended February 28, 2007.

Wages and consulting during the year ended February 28, 2007 consisted of wages and benefits of $359,125 paid to our former CEO ($173,125 as wages, $150,000 as a termination payment and 10,000,000 common shares valued at $36,000 also as part of his termination)  accounting consulting costs of $26,361 and other consulting fees totaling $74,001.  The other consulting services provided to us during fiscal 2007 were for marketing and public relations services.

Management fees paid to related parties totaled $252,929 during the year ended February 29, 2008 compared to $392,540 during the year ended February 28, 2007.

During our fiscal 2008 management fees paid to a related party were for executive management costs, which was at $15,000 per month. Services provided for these fees include strategic planning, financing and horseracing industry consulting and totaled $180,000. In addition the Company paid $30,000 to a related party for corporate secretarial services and $22,500 for accounting services. Management fees of $230,540 we paid during fiscal 2007 were for the strategic consulting services of our chairman, services as our CEO and services provided to us by our corporate secretary. In addition we issued our chairman 18,000,000 shares of our common stock during our fiscal 2007 year, which we valued at $162,000, as a settlement when he resigned.

Professional fees totaled $7,761 during our year ended February 29, 2008 and $294,788 during the year ended February 28, 2007. Audit and accounting fees totaled $64,540 in the prior year.  Legal fees and miscellaneous professional costs were $230,248 during our fiscal 2007 year and included $50,000 paid to two of our directors as a guarantee fee for providing personal guarantees of our debt, $132,058 in miscellaneous legal costs, $36,000 for services provided paid for with 2,000,00 shares of our common stock and other professional costs totaling $12,190.

General and administrative expenses were $114,390 during fiscal 2008 and $247,005 during our year ended February 28, 2007, representing a decrease of approximately $132,000. General and administrative expenses included; 1) auto lease, repair and gas expenses of $14,651 during the current fiscal year and $80,068 last year, 2) travel, meals and entertainment expenses of $15,874 in current fiscal and $52,188 in the prior year, 3) directors fees and transfer agent costs totaling $21,204 in the current year and $36,662 in the prior year, 4) occupancy costs of $nil in 2008 and $31,419 in 2007, 5) communications costs (telephone and cellular) of $2,172 in 2008 and $17,878 in 2007, 6) advertising costs totaling $9,500 during the year ended February 28, 2008 and $6,850 during the comparative period last year, 7) directors insurance costs were $41,424 during the year ended February 28, 2008, and 8) $9,565 of miscellaneous costs and expenses in fiscal 2008 compared to $21,940 in 2007.

Depreciation of capital assets was $1,526 during fiscal 2008 and $1,923 during the year ended February 28, 2007.

Interest expense was $137,635 during the year ended February 28, 2008 and $209,979 in the prior year.   Interest expense arises from the Company’s 8% series A convertible preferred share obligation.

The Company recognized a gain for the year of $241,566 on the sale of the remaining interest in American Racing and Entertainment, LLC.  During the year ended February 28, 2007, we disposed of 1,626,000 shares of Baymount Inc. for proceeds of $89,178 and recorded a gain of $40,315.

We previously accounted for our investment in American Racing from acquisition date to October 14, 2005. In fiscal 2007 our share of American Racing losses were $2,488,766 ($220,410 while we held a 25% interest and $2,268,356 while we held 20%). When we reduced our investment to 10% on October 23, 2006 we stopped using the equity method and no longer picked up losses. On October 23, 2006 when we sold half of our investment for proceeds of $2,300,000 we recorded a loss on disposal of $332,751. After October 23, 2007 there were several capital contribution calls made by American Racing to its members including us. Other than a January 17, 2007 $300,000 call (which we made after we borrowed $300,000 from two of our member partners), we elected not to make the contributions and our membership interest began to erode. At fiscal year end 2007 we felt that the carrying value of $2,932,751 was impaired because American Racing had losses of over $16,000,000 during their year ended December 31, 2006 and we wrote down the carrying value by $2,232,751 to $700,000.

During the year ended February 29, 2008 the Company recorded a gain of $36,696 representing extinguished liabilities.

The Company accrued preferred stock dividends of $240,657 in the current year (prior to restructuring on February 29, 2008) and $240,000 during fiscal year ended February 28, 2007.

Our net loss for fiscal 2008 was $480,990 substantially lower than our net loss of $6,859,675 in fiscal 2007.

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

Intangible Assets

The Company adopted SFAS No 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142 does not permit the amortization of goodwill and indefinite-lived intangible assets.  Instead, these assets must be reviewed annually (or more frequently under prescribed conditions) for impairment in accordance with this statement.  If the carrying amount of the reporting unit’s goodwill or indefinite-lived intangible assets exceeds the implied fair value, an impairment loss is recognized for an amount equal to that excess.  Intangible assets that do not have indefinite lives are amortized over their useful lives.

The Company regularly reviews all of its long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable based on undiscounted cash flow. Factors the Company considers important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, and significant negative industry or economic trends. When management determines that an impairment review is necessary based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. Significant judgment is required in the development of projected cash flows for these purposes including assumptions regarding the appropriate level of aggregation of cash flows, their term and discount rate as well as the underlying forecasts of expected future revenue and expense. To the extent that events or circumstances cause assumptions to change, charges may be required which could be material.

Financial Condition

During our year ended February 28, 2008, our total assets decreased from $824,877 to $160,522. The decrease of approximately $664,355 is primarily the result of the sale of the remaining interest in American Racing and the repayment of a secured promissory note to Southern Tier II and Oneida.

Our liabilities decreased from $1,551,925 at the beginning of the year to $621,601 at the end. The decrease is primarily a result of repayment of a promissory note and accrued preferred dividends payable totaling approximately $834,016.

Accounts payable increased a little from $252,474 at the beginning of the year to $263,726 at the end of the year. The amounts owed to related parties decreased from $264,795 at February 28, 2007 to $212,000 at February 29, 2008. Amounts owed to related parties primarily represent unpaid amounts for services rendered to the Company by related parties.

Restructured related party liabilities represent an unissued common share liability of 89,937,500 shares for existing and former officers and directors for past service.

Accrued professional fees (being directors’ fees and legal fees) decreased from $50,125 at the beginning of the year to $34,000 at the end.

Our stockholders’ deficiency improved from a deficiency of $727,048 as at February 28, 2007 to a deficiency of $461,079 at February 29, 2008.

The improvement is attributable to:

•	cash private placement installments of $113,500 received during the year for which certificates had not yet been issued,
•	an increase to common stock and additional paid in capital of $54,536 for 54,537,000 common shares issued to acquire a legal entity,
•	an increase to common stock and additional paid in capital of $50,000 representing 50,000,000 common shares issued for intangible assets,
•	an increase in common stock subscribed of $102,334 representing 200,000,000 common shares issuable and the disposal of a tradename,
•	an increase to common stock and additional paid in capital of $673,274 representing 6,666,667 common shares issued to repurchase 5,000,000 A warrants and 5,000,000 B warrants,
•
an increase to common stock subscribed of $3,439,836 offset by a $3,000,000 decrease to preferred stock representing 1,220,000,000 common shares issuable to retire $3,000,000 preferred stock and accrued and unpaid dividends of $439,836,

•	a decrease to other comprehensive income of $13,246 arising from unrealized holding losses on marketable securities, and
•	the $480,990 loss for the year.

Liquidity and Capital Resources

During fiscal 2008, we used $365,157 in cash from our operating activities primarily as a result of operating losses.  Cash provided by our financing activities during fiscal 2008 amounted to $215,833, which resulted from private placement and common stock subscriptions. Cash provided by our investing activities totaled $248,013 and represented cash proceeds of $97,667 from the sale of the tradename GameCorp. In addition, cash provided by investing activities included $50,346 from the sale of our remaining investment in Baymount securities and $100,000 from the sale of the investment in American Racing. Our revenues during the year ended February 28, 2008 were zero therefore did not play a significant role in financing operations.

In 2008 the Company issued 118,500,000 common shares under private placements for which we received proceeds of $114,500 during our fiscal 2008 year. In addition the Company received common stock subscriptions totaling $113,500 at year end for which stock certificates had not been issued as of February 29, 2008. There can be no assurance that our ability to raise funds through private placements will continue.

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

Item 7.   Financial Statements

   Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

TrackPower, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of TrackPower, Inc. and Subsidiary, as of February 29, 2008, and the related statements of operations, stockholders’ deficiency, and cash flows for each of the years in the two year period ended February 29, 2008. Trackpower, Inc. and Subsidiary’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Pubic Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TrackPower, Inc. and Subsidiary as of February 29, 2008, and the results of its operations and its cash flows for each of the years in the two year period ended February 29, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rochester, New York June 13, 2008	/s/ Rotenberg & Co. LLP

F1

TRACKPOWER, INC. AND SUBSIDIARY
Consolidated Balance Sheet
February 29, 2008

Assets

Current assets
Cash and cash equivalents	$110,522
Total current assets	110,522

License Rights (note 4)	50,000

Total assets	$160,522

Liabilities and Stockholders’ Deficiency

Current liabilities
Accounts payable	$263,726
Due to related parties (note 5)	212,000
Restructured related party liabilities (note 6)	99,875
Accrued expenses
Professional fees	34,000
Other	12,000
Total current liabilities	621,601

Total liabilities	$621,601

Stockholders’ deficiency (note 8)
Preferred stock, unlimited shares authorized, none outstanding (note 6)	-
Common stock, $.0001 par value; unlimited shares authorized, 985,305,540 shares issued and outstanding	98,530
Additional paid-in capital	30,137,832
Common stock subscribed	3,647,169
Accumulated deficit	(34,344,610)
Total stockholders’ deficiency	(461,079)

Total liabilities and stockholders’ deficiency	$160,522

See notes to financial statements

F2

TRACKPOWER, INC. AND SUBSIDIARY
Consolidated Statement of Operations

	Year Ended
	February 29, 2008	February 28, 2007

Revenues	$-	$-

Costs and expenses
Wages and consulting fees	-	459,487
Management fees - related party (note 6)	252,929	392,540
Professional fees	7,761	294,788
General and administrative	114,390	247,005
Depreciation and amortization	1,526	1,923
Interest expense	137,635	209,979
Gain on disposal of investments (note 3)	(241,566)	(40,315)
Gain on extinguishment of liabilities (note 9)	(36,696)	-
Loss on write down of equity accounted investment	-	332,751
Loss on disposal of capital assets	4,354	-
Impairment loss on investment (note 3)	-	2,232,751
Share of loss of equity accounted investment (note 3)	-	2,488,766

Total costs and expenses	240,333	6,619,675

Net loss	(240,333)	(6,619,675)

Preferred dividends (note 8)	240,657	240,000

Net loss applicable to common shareholders	$(480,990)	$(6,859,675)

Loss per share of common stock	$(0.000)	$(0.010)

Weighted average number of common shares outstanding	808,856,498	696,365,500

See notes to financial statements

F3

TRACKPOWER, INC. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity/ (Deficiency)
For Years Ended February 29, 2008 and February 28, 2007

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Subscribed	(Deficit)	Income	Total

Balance, February 28, 2006	1,000	$3,000,000	468,052,951	$46,805	$26,866,267	$909,200	$(27,003,945)	$-	$3,818,327

Common stock private placements	-	-	257,645,000	25,765	2,443,045	(809,200)	-	-	1,659,610

Common stock issued pursuant to compensation arrangement with officer	-	-	9,008,089	901	242,318	-	-	-	243,219

Common stock issued in lawsuit settlement	-	-	4,500,000	450	120,150	-	-	-	120,600

Common stock issued for consulting services	-	-	5,062,500	506	79,119	-	-		79,625

Common stock issued pursuant to settlement with director	-	-	18,000,000	1,800	160,200	-	-	-	162,000

Common stock issuable pursuant to settlement with officer and director	-	-	-	-	-	36,000	-	-	36,000

Change in unrealized gain on marketable securities	-	-	-	-	-	-	-	13,246	13,246

Net loss for the year ended February 28, 2007	-	-	-	-	-	-	(6,859,675)	-	(6,859,675)

F4

Balance, February 28, 2007	1,000	$3,000,000	762,268,540	$76,227	$29,911,099	$136,000	$(33,863,620)	$13,246	$(727,048)

Common stock issued pursuant to severance agreement with officer	-	-	10,000,000	1,000	35,000	(36,000)	-	-	-

Common stock private placement	-	-	108,500,000	10,850	97,650	(108,500)	-	-	-

Private placement installments	-	-	-	-	-	113,500	-	-	113,500

Common stock issued pursuant to acquisition of legal entity	-	-	54,537,000	5,453	49,083	-	-	-	54,536

Common stock issued to acquire intangible asset	-	-	50,000,000	5,000	45,000	-	-	-	50,000

Common stock issuable pursuant to private placement associated with disposal of tradename	-	-	-	-	-	102,333	-	-	102,334

Common stock issuable to settle preferred share obligations	(1,000)	(3,000,000)	-	-	-	3,439,836	-	-	439,836

Change in unrealized gain on marketable securities	-	-	-	-	-	-	-	(13,246)	(13,246)

Net loss for the twelve months ended February 29, 2008	-	-	-	-	-	-	(480,990)	-	(480,990)

Balance February 29, 2008	-	$-	985,305,540	$98,530	$30,137,832	$3,647,169	$(34,344,610)	$-	$(461,079)

See notes to financial statements
F5

TRACKPOWER, INC. AND SUBSIDIARY
Consolidated Statement of Cash Flows
	Year Ended
	February 29, 2008	February 28, 2007
Operating activities
Net (loss)	$(240,333)	$(6,619,675)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation and amortization	1,526	1,923
Realized gain on disposal of investments	(241,566)	(40,315)
Non-cash interest expense	123,636	-
Common stock issuable pursuant to settlement	-	36,000
Equity accounted investment	-	2,488,766
Loss on disposal of equity accounted investment	-	332,751
Impairment loss on investment	-	2,232,751
Issuance of common stock for consulting services	-	241,625
Amortization of deferred financing costs	-	78,300
Loss on disposal of capital assets	4,354	-
Gain on extinguishment of liabilities	(36,696)	-
Changes in:
Prepaid expenses	-	50,000
Due from related parties	21,236	-
Due to related parties	78,026	50,356
Accounts payable and accrued expenses	(75,340)	(7,800)
Net cash (used) in operating activities	(365,157)	(1,155,318)
Investing activities
Proceeds on sale of intangible assets	97,667	-
Proceeds on disposal of equity accounted investment	-	2,300,000
Purchase of office equipment	-	(4,826)
Proceed on disposal of marketable securities	50,346	-
Proceeds on disposal of investments	100,000	89,178
Capital contributions to investments	-	(1,600,000)
Net cash (used in) investing activities	248,013	784,352
Financing activities
Proceeds from private placements	210,833	1,659,611
Common Stock subscribed	5,000	-
Issuance of notes payable	-	700,000
Repayment of notes payable	-	(2,486,616)
Payment of preferred dividends	-	(100,000)
Net cash provided by financing activities	215,833	(227,005)

Increase (decrease) in cash and cash equivalents	98,689	(597,971)

Cash and cash equivalents, beginning of year	11,833	609,804

Cash and cash equivalents, end of year	$110,522	$11,833

Non-cash activities:

During the twelve months ended February 29, 2008 the Company:

1.	Issued 10,000,000 shares of its common stock, valued at $36,000 pursuant to a settlement agreement with the Company’s former CEO
2.	Issued 54,537,000 common shares, valued at $54,537, as payment for acquisition
3.	Issued 50,000,000 common shares, valued at $50,000, as payment for license
4.	Agreed to issue 1,220,000,000 common shares to retire $3,000,000 face value of series A convertible preferred stock and $439,836 in accrued and unpaid dividends thereon
5.
Sold its investment in American Racing and Entertainment, LLC, valued at $700,000, for cash proceeds of $934,016 and realized a gain of $234,016. The Company used the cash proceeds to repay notes payable totaling $700,000 and interest of $134,016 thereon and retained $100,000 in cash.

During the twelve months ended February 28, 2007 the company issued:

1.	A total of 5,062,500 shares of its common stock, valued at $79,625 for consulting services provided,
2.	9,008,089 common shares, valued at $243,218 to an officer pursuant to a compensation arrangement,
3.	4,500,000 common shares, valued at $120,600, as part of a lawsuit settlement.
4.	18,000,000 common shares, valued at $162,000, as a settlement with a former director.

F6

TRACKPOWER, INC. AND SUBSIDIARY
Notes to Financial Statements
February 29, 2008

Note 1 – Description of Business and Basis of Presentation

GOING CONCERN BASIS OF PRESENTATION

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.  As shown in the accompanying financial statements, the Company has a working capital deficit of $511,079 at February 29, 2008.  As a result, substantial doubt exists about the Company’s ability to continue to fund future operations using its existing resources.

In order to meet it’s near term obligations and provide the necessary funding for future operations, the Company will have to raise additional financing.

DESCRIPTION OF BUSINESS

TrackPower, Inc., (the Company) was incorporated under the laws of the State of Wyoming on June 30, 1993.  TrackPower’s present business strategy and direction is to evaluate horseracing industry related opportunities.

Note 2 - Summary of Significant Accounting Policies

The consolidated statements include the accounts of Trackpower Inc., and its wholly owned subsidiary Gamecorp Inc. (collectively, the Company). All significant inter-company balances and transactions have been eliminated in  consolidation.

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

b.	Depreciation

Depreciation of office equipment is computed over its estimated useful lives ranging from three to five years using the straight-line method.

c.	Income taxes

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

d.	Fair value of financial instruments

Accounts payable, accrued expenses, amounts due to related parties are carried in the financial statements at amounts which approximate fair value.

e.	Advertising costs

The Company expenses the costs of advertising as incurred.  Advertising expense amounted to $9,500 and $6,850 for fiscal 2008 and 2007, respectively.

f.	Cash and cash equivalents

The Company considers cash and all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

F7

TRACKPOWER, INC. AND SUBSIDIARY
Notes to Financial Statements (continued)
February 29, 2008

Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and investments.  The Company places its cash with high quality financial institutions.  At no time during the year did the balance at one financial institution exceed insured limits.

g.	Net loss per share

For both 2008 and 2007, net loss per share has been computed using the net loss for the year divided by the weighted average number of shares outstanding.

Diluted loss per share is not presented as the effects of convertible debentures, warrants and options are anti-dilutive.

h.	Foreign currency

Assets and liabilities are translated at the exchange rate at the balance sheet date and expenses are translated at the exchange rate at the date those elements are recognized.

Note 3 – Sale of Investment in American Racing and Entertainment, LLC.

At the beginning of fiscal 2007, the Company held a 25% membership interest in American Racing and Entertainment, LLC (“American Racing”). In March 2006, the Company’s ownership position was reduced from 25% to 20% as a result of a $20,000,000 investment ($5,000,000 by way of equity and $15,000,000 by way of proposed indebtedness) in American Racing by Oneida Entertainment LLC. (“Oneida”).  On October 23, 2006, the Company disposed of a 10% membership interest in American Racing to Southern Tier Acquisition II, LLC (“Southern Tier”) and Oneida (each receiving one half of the 10% membership interest) for cash proceeds of $2,300,000. In the fourth quarter of fiscal 2007 the Company failed to make capital contributions and its membership interest was reduced to approximately 5.4%.

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

On February 29, 2008 TrackPower entered into an agreement to which it disposed of its remaining interest in American Racing.  The remaining interest was acquired one-half by Southern Tier and one-half by Oneida the controlling members of American Racing for total consideration of $934,016.  At closing, TrackPower repaid an $834,016 15% secured promissory note to Southern Tier and Oneida (each holding a 15% $350,000 secured promissory note of TrackPower).  The disposal was executed through an Agreement to Transfer Membership Interest and Assignment and Assumption Agreement, by and between TrackPower, Southern Tier and Oneida.

Note 4 – Licensing Rights

On December 2, 2007 the Company acquired the exclusive rights for Latin America for a proprietary video distribution service.  In consideration for the exclusive rights the Company issued 50,000,000 common shares valued at $50,000.

Note 5 - Related party transactions

Periodically, the Company advances funds and pays expenses on behalf of related parties and funds are advanced and expenses are paid by related parties on behalf of the Company.  These transactions result in non-interest bearing payables or receivables to related parties.

F8

TRACKPOWER, INC. AND SUBSIDIARY
Notes to Financial Statements (continued)
February 29, 2008

At February 29, 2008, amounts due to related parties were:

February 29, 2008

Former officer and director	$212,000

Note 6 – Restucturing of Liabilities and Preferred Stock

On February 29, 2008, the Company entered into a series of agreements to restructure certain related party liabilities and Series A convertible preferred shares.

Related Party Liabilities:

The Company agreed to issue 89,937,500 common shares to existing and former officers and directors for past reviews services provided of $99,875.  Such shares were not issued as of February 29, 2008 and therefore continue to be classified as outstanding liabilities.

Series A Convertible Preferred Stock:

The Company had $3,000,000 principal value of 8% Series A convertible preferred share obligations and $439,836 of accrued and unpaid dividends outstanding and the Company agreed to; 1) issue 1,220,000,000 restricted shares of its common stock valued at $3,439,836, and 2) provide an earnout arrangement of ten percent (10%) of cumulative earnings before interest, taxes, depreciation and amortization paid in cash, quarterly, 45 days following fiscal quarter end, to a maximum of $1,000,000, collectively, to the members and affiliates of Asolare II, LLC, (“Asolare”) as full and complete settlement of its preferred share obligations including any related obligations of Asolare to its affiliates.

Note 7 - Income taxes

The temporary differences between financial reporting and income tax purposes are primarily net operating loss carry forwards for income tax purposes.

As of February 29, 2008, the deferred tax assets and valuation allowances are summarized as follows:

Deferred tax assets resulting from
operating loss carry forwards	$12,681,000
Valuation allowance	(12,681,000)
$-

A full valuation allowance has been established against the deferred tax assets as utilization of the loss carry forwards and realization of other deferred tax assets cannot be reasonably assured. The change in valuation allowance of $481,000 from the prior year represents the net loss applicable to common share holders for the period ended February 29, 2008. The Company has available net operating loss (“NOL”) carry forwards of approximately $33,800,000 resulting from accumulated operating losses through fiscal 2007.  The NOL carry forwards for tax reporting purposes expire in various amounts through the year 2027.

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

F9

TRACKPOWER, INC. AND SUBSIDIARY
Notes to Financial Statements (continued)
February 29, 2008

As of February 29, 2008, there were 985,305,540 shares of common stock issued and outstanding.

During fiscal 2008, the Company issued 108,500,000 shares of its common stock under private placements at $0.01 per share for total net proceeds of $108,500.

On January 22, 2008, the company issued 54,537,000 shares of its common stock to acquire an entity, known as Game Corp Inc., including all related intellectual property rights.  On January 30, 2008 the Company sold the intellectual property rights including the name Game Corp. and 200,000,000 shares of it’s common stock for cash proceeds of $200,000.

Preferred Stock

The Company has the authority to issue an unlimited number of shares of preferred stock, no par value.  No preferred shares were issued at February 29, 2008.

Stock options

The Company has no stock option plans.

Warrants

The following is a summary of warrant activity for fiscal 2008 and 2007:

	Number of Shares to Purchase under Warrants	Expiry Date

Balance, February 28, 2006	103,239,770
Issued	128,822,500	Between March 31, 2008 and July 31, 2009
Expired	(103,970)
Balance, February 28, 2007	231,958,300
Issued	-	Between April 30, 2009 and July 31, 2009
Expired	(1,105,800)
Balance, February 29, 2008	230,852,500

Warrants outstanding at February 29, 2008 consist of the following:

Issue Date	Expiration Date	Exercise Price	Number of Shares

April 30, 2005	April 30, 2008	0.04	4,520,000
May 31, 2005	May 31, 2008	0.04	36,350,000
June 30, 2005	June 30, 2008	0.04	34,310,000
July 31, 2005	July 31, 2008	0.04	3,550,000
August 31, 2005	August 31, 2008	0.04	500,000
September 30, 2005	September 30, 2008	0.04	500,000
November 30, 2005	November 30, 2008	0.04	3,250,000
January 31, 2006	January 31, 2009	0.04	17,250,000
February 28, 2006	February 28, 2009	0.04	1,800,000
March 31, 2006	March 31, 2009	0.04	29,960,000
April 30, 2006	April 30, 2009	0.04	13,000,000
May 31, 2006	May 31, 2009	0.04	58,500,000
June 30, 2006	June 30, 2009	0.04	14,000,000
July 31, 2006	July 31, 2009	0.04	13,362,500
			230,852,500

Should all outstanding warrants be exercised, the total additional consideration available to the Company is approximately $9,234,100. A maximum of 230,852,500 common shares would be issued.

F10

Note 9 – Gain on Extinguishment of Liabilities

On February 29, 2008, the Company extinguished liabilities totaling $36,696, of which $21,000 relates to a defaulted promissory note issued by the Company to a third party pursuant to an acquisition of the Company approximately 10 years ago. The Company has had no contact with the party and will record a loss in the period the amount is settled, if ever. In addition, a related party has forgiven $15,696 of indebtedness of the Company for past services provided.

Note 10 - Segmented information

During fiscal 2007 and 2008 the Company operated in one segment – investing in horseracing track ownership and related opportunities.

F11

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

Item 8a. Controls and Procedures

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

Part III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act.

Information concerning our directors, executive officer and compliance with Section 16(A) of the Exchange Act is incorporated by reference to our Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

Item 10. Executive Compensation

Information concerning our executive compensation is incorporated by reference to our Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management is incorporated by reference to our Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

Item 12. Certain Relationships And Related Transactions

Information concerning certain relationships and related transactions is incorporated by reference to our Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

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

Item 14. Principal Accountant Fees and Services

Information concerning our principal accountant fees and services is incorporated by reference to our Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

SIGNATURES

In accordance with sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: June 13, 2008	TRACKPOWER, INC.
By:	/s/ John G. Simmonds
John G. Simmonds, Chairman and Chief Executive Officer

By:	/s/ Gary N. Hokkanen
Gary N. Hokkanen, Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John G. Simmonds
John G. Simmonds	CEO and Chairman (principal executive officer)	June 13, 2008

/s/ Michael Connell
Michael Connell	Director	June 13, 2008