Form 10-Q
period 2008-05-31
TRACKPOWER INC
filed 2008-07-14
CIK 819927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended May 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The number of shares of common stock outstanding as of July 15, 2008: 2,510,243,040

Transitional Small Business Disclosure format (Check one):  Yes __No X

TrackPower, Inc.

PART I. Financial Information

Item 1.  Condensed Financial Statements.

TRACKPOWER, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Unaudited)

Assets
	May 31, 2008	February 29, 2008
Current assets
Cash and cash equivalents	$29,169	$110,522
Due from related parties (Note 2)	8,045	-
Total current assets	37,214	110,522

License rights (Note 3)	50,000	50,000

Total assets	$87,214	$160,522

Liabilities Stockholders’ Deficiency and

Current liabilities
Accounts payable	$215,295	$263,726
Due to related parties (Note 2)	300,851	212,000
Restructured related party liabilities (Note 4)	-	99,875
Accrued expenses
Professional fees	53,760	34,000
Other	7,683	12,000
Total current liabilities	577,589	621,601

Total liabilities	$577,589	$621,601

Stockholders’ deficiency
Preferred stock, unlimited shares authorized, none outstanding	-	-
Common stock, $.0001 par value; unlimited shares authorized, 2,510,243,040 shares issued and outstanding	251,024	98,530
Additional paid-in capital	33,732,382	30,137,832
Common stock subscribed	-	3,647,169
Accumulated deficit	(34,473,781)	(34,344,610)
Total stockholders’ deficiency	(490,375)	(461,079)

Total liabilities and stockholders’ deficiency	$87,214	$160,522

See notes to financial statements

TRACKPOWER, INC. AND SUBSIDIARY
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended May 31,
	2008	2007

Revenues	$-	$-

Costs and expenses
Management fees - related party	78,919	60,000
Professional fees	8,855	4,397
General and administrative	41,397	19,989
Depreciation and amortization	-	382
Interest expense	-	26,466
Gain on disposal of marketable securities	-	(7,550)

Total costs and expenses	129,171	103,684

Net loss	(129,171)	(103,684)

Preferred dividends	-	60,493

Net loss applicable to common shareholders	$(129,171)	$(164,177)

Loss per share of common stock	$(0.000)	$(0.0002)

Weighted average number of common shares outstanding	1,530,284,707	770,601,873

See notes to financial statements

TRACKPOWER, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders’ Equity/ (Deficiency)
May 31, 2008
(Unaudited)

	Common Stock		Additional Paid-in	Common Stock	Accumulated
	Shares	Amount	Capital	Subscribed	(Deficit)	Total

Balance February 29, 2008	985,305,540	98,530	30,137,832	3,647,169	(34,344,610)	(461,079)

Common stock private placement	15,000,000	1,500	103,500	(105,000)	-	-

Common stock issued pursuant to private placement associated with disposal of trade name	200,000,000	20,000	82,333	(102,333)	-	-

Common stock issued to settle preferred share obligations	1,220,000,000	122,000	3,317,836	(3,439,836)	-	-

Common stock issued pursuant to settlement with officers	89,937,500	8,994	90,881	-	-	99,875

Net loss for the three months ended May 31, 2008	-	-	-	-	(129,171)	(129,171)

Balance May 31, 2008	2,510,243,040	251,024	33,732,382	-	(34,473,781)	(490,375)

See notes to financial statements

TRACKPOWER, INC. AND SUBSIDIARY
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended May 31,
	2008	2007
Operating activities
Net (loss)	$(129,171)	$(103,684)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation and amortization	-	382
Gain on disposal of marketable securities	-	(7,550)
Changes in:
Prepaid expenses	-	(20,160)
Due from/to related parties	80,806	141,739
Accounts payable and accrued expenses	(32,988)	(55,431)
Net cash (used) in operating activities	(81,353)	(44,704)
Investing activities
Proceed on disposal of marketable securities	-	37,100
Net cash (used in) investing activities	-	37,100

Financing activities
Net cash provided by financing activities	-	-

Increase (decrease) in cash and cash equivalents	(81,353)	(7,604)

Cash and cash equivalents, beginning of year	110,522	11,833

Cash and cash equivalents, end of year	$29,169	$4,229

Non-cash activities:

During the three months ended May 31, 2008 the Company:

1.	issued 200,000,000 common shares valued at $102,333 pursuant to a private placement associated with disposal of trade name.
2.	issued 89,937,500 common shares valued at $99,875 pursuant to settlement with officers.
3.	issued 1,220,000,000 common shares valued at $3,439,836 pursuant to settlement of preferred share obligations.
4.	issued 15,000,000 common shares valued at $105,000 pursuant to common stock subscribed.

During the three months ended May 31, 2007 the Company:

1.	issued 10,000,000 shares of its common stock, valued at $36,000 pursuant to a settlement agreement with the Company’s former CEO

The Company did not make cash interest or tax payments during the three month period ended May 31, 2008 or 2007.

See accompanying notes to financial statements

TRACKPOWER, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
May 31, 2008

Note 1 - Summary of Significant Accounting Policies

Nature of Business

Our present business strategy and direction is to develop and operate a horseracing video distribution venture in international markets.

Basis of Presentation

The accompanying unaudited consolidated financial statements of TrackPower, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310 (b) of Regulation S-B. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended May 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2009. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the fiscal year ended February 29, 2008.

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

Note 2 - Due to/from Related Parties

Periodically, the Company advances funds and pays expenses on behalf of related parties and funds are advanced and expenses are paid by related parties on behalf of the Company.  These transactions result in non-interest bearing payables or receivables to related parties.

Amounts due from related parties were:
May 31, 2008

Entities with common directors and/or officers	$8,045

Amounts due to related parties were:

May 31, 2008

Entities with common directors and/or officers	85,851
Former officer and director	215,000

Total	$300,851

Amounts due to or from related parties are non-interest bearing, unsecured and do not have any specific repayment terms.

Note 3 – Licensing Rights

During fiscal 2008, the Company acquired the exclusive licensing rights for Latin America for a horseracing proprietary video distribution service from Bettor Solutions Inc. Under the license the Company will share net revenues with Bettor Solutions Inc.

As of May 31, 2008 the Company had not yet begun to receive revenues under the arrangement, and therefore, the Company has not yet begun to amortize the intangible asset.

Note 4 - Restructuring of Liabilities and Preferred Stock

On February 29, 2008, the Company entered into a series of agreements to restructure certain related party liabilities and Series A convertible preferred shares.

Related Party Liabilities:

The Company agreed to issue 89,937,500 common shares to existing and former officers and directors for past  services provided of $99,875.  Such shares were issued in the three months ended May 31, 2008

Series A Convertible Preferred Stock:

The Company had $3,000,000 principal value of 8% Series A convertible preferred share obligations and $439,836 of accrued and unpaid dividends outstanding and the Company agreed to; 1) issue 1,220,000,000 restricted shares of its common stock valued at $3,439,836, and 2) provide an earn out arrangement of ten percent (10%) of cumulative earnings before interest, taxes, depreciation and amortization paid in cash, quarterly, 45 days following fiscal quarter end, to a maximum of $1,000,000, collectively, to the members and affiliates of Asolare II, LLC, (“Asolare”) as full and complete settlement of its preferred share obligations including any related obligations of Asolare to its affiliates.  The 1,220,000,000 restricted common shares were issued in the three months ended May 31, 2008.

Note 5 - Loss per Share

Loss per common share is based on the weighted average number of shares outstanding during each period presented. Warrants to purchase stock are included as common stock equivalents only when dilutive.

Note 6 - Related Party Transactions

During the three month period ended May 31, 2008, the Company paid $78,919 in compensation to officers and directors as management fees for their services. The Company also issued 89,937,500 to officers in payment of obligations owed.

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

Recent Developments

On July 1, 2008 the Company announced at the next Annual Meeting of Shareholders, shareholders will be asked to consider and act upon a proposal to ratify and approve an Agreement and Plan of Merger providing for the merger of the Company with Gate to Wire Solutions, Inc., a Nevada corporation which is a newly formed special purpose wholly owned subsidiary of the Company.

Plan of Operations

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

TrackPower obtained an exclusive license to operate the Video Distribution Service in Latin America in exchange for 50,000,000 shares of its common stock. Pursuant to the license, TrackPower and BSI agree to share the net profit from the video distribution and wager processing on a 50/50 basis. TrackPower will be responsible for the expenses associated with obtaining distribution agreements and BSI will be responsible for delivering the technology and operational support on a day-to-day basis. The initial term for the license runs until November 21, 2009 and may be extended for additional one-year terms.

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

Results of Operations

For the three month period ended May 31, 2008 and 2007

Costs and expenses totaled $129,171 during the three-month period ended May 31, 2008 approximately $35,006 lower than during the three month period ended May 31, 2007.  The Company experienced very little activity during the first quarter of the current year as management and directors transitioned our business strategy and direction to develop and operate a horseracing video distribution venture in international markets.

Professional and consulting fees for the three month period end May 31, 2008 was $8,855 in comparison to $4,397 for the prior year. For the three month period end May 31, 2008 the professional and consulting fees consisted of: $6,500 in audit fees; $1,990 in director fees; and $365 in legal costs.

General and administrative expenses were $41,397 during the three month period ended May 31, 2008 compared to $19,989 during the three month period ended May 31, 2008. General and administrative expenses are substantially higher than the previous year due to managements transition of the company’s business strategy. General and administrative expenses during the three month period ended May 31, 2008 included: 1) travel, meals and entertainment of $17,312, 2) corporate promotion and advertising of  $12,145, 3) insurance of $3,037, 4) foreign exchange losses of $2,161 5) miscellaneous corporate costs of $6,742.

Amortization decreased from $382 during the three month period ended May 31, 2007 to $nil during the current quarter.

Interest expense during the three month period ended May 31, 2008 was nil and $26,466 in the prior year. Interest expense has been reduced due to the Company settling a 15%, $700,000 promissory note.

The Company disposed of its remaining investment in Baymount securities during the three month period May 31, 2007.

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

Financial Condition

During the three month period ended May 31, 2008, total assets decreased from $160,552 to $87,214. The decrease is primarily the result of the loss from operations for the three month period and payment of liabilities.

The most significant asset of the Company is its license rights, which it carries at $50,000 (unchanged since last fiscal year end).

The Company’s liabilities declined from $621,601 at the beginning of the year to $577,589 at May 31, 2008. The decrease is primarily a result of the settlement with former officers and directors for past services provided in which the Company issued 89,937,500 common shares valued at $99,875.

Accounts payable decreased from $263,726 at the beginning of the year to $215,293 at May 31, 2008.

 Due to related parties increased from $212,000 at February 29, 2008 to $300,851 at May 31, 2008. Periodically, the Company are advanced and expenses are paid by related parties on behalf of the Company.  Amounts due to related parties are unsecured, non-interest bearing and have no specific repayment terms.

The stockholders’ deficiency increased from $461,079 at February 29, 2008 to $490,375 at May 31, 2008. The increase is substantially attributable to an increase in the accumulated deficit arising from the $129,171 loss for the three month period ended May 31, 2008.

Liquidity and Capital Resources

Operations were financed primarily through related parties with common officers and directors. During the three month period ended May 31, 2008, the Company used $81,353 in cash from operating activities primarily as a result of operating losses and adjustments to working capital accounts. Related parties provide $80,806 during the three month period ended May 31, 2008.

Cash provided by financing activities for the three month period ended May 31, 2008 totaled $nil

The revenues of the Company during the three month period ended May 31, 2008 were zero therefore did not play a significant role in financing operations. The Company in the past has financed operations through the issuance of restricted equity securities and has occasionally relied heavily on that practice. There can be no assurance that the Company’s ability to raise capital through private placements will continue.

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

PART II. Other Information

Item 2.  Unregistered Sales of Equity Securities.

The Company issued the following unregistered securities during the three month period ended May 31, 2007.

		Number of
Date	Securities Issued To	Shares
March 3, 2008	1677692 Ontario Ltd.	5,000,000
March 3, 2008	MMJM Investments Inc.	10,000,000
March 6, 2008	Gracom Holdings Ltd.	40,000,000
May 14, 2008	Carrie Weiler	16,645,833
May 14, 2008	Michael Connell	6,645,833
May 14, 2008	John Simmonds	115,145,834
May 14, 2008	Gary Hokkanen	20,000,000
May 14, 2008	Timothy Usher-Jones	57,350,000
May 14, 2008	Michael Usher-Jones	57,350,000
May 14, 2008	Shannon McCarthy	57,350,000
May 14, 2008	Shane McCarthy	57,350,000
May 14, 2008	Randi Atlin	18,792,200
May 14, 2008	Michael Scott	18,792,000
May 14, 2008	Paul Marsiglio	35,457,800
May 14, 2008	Catharine Doncaster	35,457,800
May 14, 2008	Dana Gilman	9,300,000
May 14, 2008	Margaret Bertram	9,300,000
May 14, 2008	Kenneth J. Adelberg	155,000,000
May 14, 2008	Graham Simmonds	100,000,000
May 14, 2008	Raymond Veeneman	10,000,000
May 14, 2008	Maury Ezra	17,500,000
May 14, 2008	Mark Gregory	100,000,000
May 14, 2008	David Tingley	25,000,000
May 14, 2008	Jim Anderson Professional Corp.	2,500,000
May 14, 2008	Glen Gregory	110,000,000
May 14, 2008	Helmut Biemann	7,500,000
May 14, 2008	Eric Rahn	10,000,000
May 14, 2008	Adam Szweras	5,000,000
May 14, 2008	Northmount Capital Corp.	25,000,000
May 14, 2008	Rosemary Gillespie	75,000,000
May 14, 2008	Raymond Veeneman	10,000,000
May 14, 2008	Morningside Capital Ltd.	75,000,000
May 14, 2008	The Woodham Group Inc.	22,500,000
May 14, 2008	Brimas Consulting Inc.	5,000,000
May 31, 2008	ETIFF Holdings LLC	200,000,000

TOTAL		1,504,937,500

Item 3. Defaults Upon Senior Securities

None

Item 6.  Exhibits and Reports on Form 8-K

a)	Exhibits

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(*)           Filed with this Report.

b)           Reports on Form 8-K

On March 6, 2008, the Company filed form 8-K providing details in which it disposed of its remaining interest in American Racing and Entertainment LLC and restructured its preferred stock obligations.

(Remainder of page left intentionally blank)

SIGNATURES

In accordance with the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: July 14, 2008	By:	/s/ John G. Simmonds
Name: John G. Simmonds
Title: President and Chief Executive Officer

Date: July 14, 2008	By:	/s/ Gary N. Hokkanen
Name: Gary N. Hokkanen
Title: Chief Financial Officer
(Principal Financial Officer)