Form 10-Q
period 2008-08-31
TRACKPOWER INC
filed 2008-10-15
CIK 819927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended August 31, 2008
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________ to ________________

Commission file number 000-28506

Gate To Wire Solutions, Inc.
 (Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	13-3411167
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

3565 King Road, Suite 102
King City, Ontario, L7B 1M3, Canada
(Address of Principal Executive Offices)

(905) 833-9845
(Issuer’s Telephone Number, Including Area Code)

TrackPower, Inc.
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
 Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares of common stock (see Note 1) outstanding as of October 15, 2008: 25,102,430

GATE TO WIRE SOLUTIONS, INC.

PART I. Financial Information

Item 1.  Condensed Financial Statements.

GATE TO WIRE SOLUTIONS, INC. AND SUBSIDIARY
Consolidated Balance Sheets

Assets
	August 31, 2008	February 29,
	(Unaudited)	2008
Current assets
Cash and cash equivalents	$38,353	$110,522
Due from related parties (Note 2)	4,708	-
Total current assets	43,061	110,522

License rights (Note 3)	50,000	50,000

Total assets	$93,061	$160,522

Liabilities and Stockholders’ Deficiency

Current liabilities
Accounts payable	$214,272	$263,726
Due to related parties (Note 2)	453,400	212,000
Restructured related party liabilities (Note 4)	-	99,875
Accrued expenses
Professional fees	33,000	34,000
Other	6,683	12,000
Total current liabilities	707,355	621,601

Total liabilities	$707,355	$621,601

Stockholders’ deficiency
Preferred stock, unlimited shares authorized, none outstanding	-	-
Common stock, $.0001 par value; unlimited shares authorized, 2,510,243,040 shares issued and outstanding	251,024	98,530
Additional paid-in capital	33,732,382	30,137,832
Common stock subscribed	-	3,647,169
Accumulated deficit	(34,597,700)	(34,344,610)
Total stockholders’ deficiency	(614,294)	(461,079)

Total liabilities and stockholders’ deficiency	$93,061	$160,522

See notes to financial statements

GATE TO WIRE SOULUTIONS, INC. AND SUBSIDIARY
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2008	2007	2008	2007

Revenues	$-	$-	$-	-

Costs and expenses
Management fees - related party	80,770	67,500	159,689	127,500
Professional fees	16,803	3,778	23,669	8,175
General and administrative	26,346	22,992	69,732	42,981
Depreciation and amortization	-	382	-	764
Interest	-	31,249	-	57,715
Gain on disposal of marketable securities	-	-	-	(7,550)

Total costs and expenses	123,919	125,901	253,090	229,585

Net loss	(123,919)	(125,901)	(253,090)	(229,585)

Preferred dividends	-	60,493	-	120,986

Net loss applicable to common shareholders	$(123,919)	$(186,394)	$(253,090)	(350,571)

Loss per share of common stock	$(0.000)	$(0.0002)	$(0.000)	(0.0005)

Weighted average number of common shares outstanding	2,510,243,040	779,851,873	1,770,690,957	775,226,873

See notes to financial statements

GATE TO WIRE SOLUTIONS, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders’ Equity/ (Deficiency)
August 31, 2008
(Unaudited)

	Common Stock		Additional Paid-in	Common Stock	Accumulated
	Shares	Amount	Capital	Subscribed	(Deficit)	Total

Balance February 29, 2008	985,305,540	98,530	30,137,832	3,647,169	(34,344,610)	(461,079)

Common stock private placement	15,000,000	1,500	103,500	(105,000)	-	-

Common stock issued pursuant to private placement associated with disposal of trade name	200,000,000	20,000	82,333	(102,333)	-	-

Common stock issued to settle preferred share obligations	1,220,000,000	122,000	3,317,836	(3,439,836)	-	-

Common stock issued pursuant to settlement with officers	89,937,500	8,994	90,881	-	-	99,875

Net loss for the three months ended May 31, 2008	-	-	-	-	(129,171)	(129,171)

Balance May 31, 2008	2,510,243,040	251,024	33,732,382	-	(34,473,781)	(490,375)

Net loss for the three months ended August 31, 2008	-	-	-	-	(123,919)	(123,919)

Balance August 31, 2008	2,510,243,040	251,024	33,732,382	-	(34,597,700)	(614,294)

See notes to financial statements

GATE TO WIRE SOLUTIONS, INC. AND SUBSIDIARY
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended August 31,
	2008	2007
Operating activities
Net (loss)	$(253,090)	$(229,585)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation and amortization	-	764
Gain on disposal of investment	-	(7,550)
Changes in:
Prepaid expenses	-	(13,440)
Due from/to related parties	236,692	243,208
Accounts payable and accrued expenses	(55,771)	(95,823)
Net cash (used) in operating activities	(72,169)	(102,426)
Investing activities
Proceed on disposal of investment	-	37,100
Net cash (used in) investing activities	-	37,100

Financing activities
Proceeds from common stock subscribed	-	65,500
Net cash provided by financing activities	-	65,500

Increase (decrease) in cash and cash equivalents	(72,169)	174

Cash and cash equivalents, beginning of year	110,522	11,833

Cash and cash equivalents, end of period	$38,353	$12,007

Non-cash activities:

During the six months ended August 31, 2008 the Company:

1.	issued 200,000,000 common shares valued at $102,333 pursuant to a private placement associated with disposal of trade name.
2.	issued 89,937,500 common shares valued at $99,875 pursuant to settlement with officers.
3.	issued 1,220,000,000 common shares valued at $3,439,836 pursuant to settlement of preferred share obligations.
4.	issued 15,000,000 common shares valued at $105,000 pursuant to common stock subscribed.

During the six months ended August 31, 2007 the Company:

1.	issued 10,000,000 shares of its common stock, valued at $36,000 pursuant to a settlement agreement with the Company’s former CEO

The Company did not make cash interest or tax payments during the six month periods ended August 31, 2008 or 2007.

See accompanying notes to financial statements

GATE TO WIRE SOLUTIONS, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
August 31, 2008

Note 1 - Summary of Significant Accounting Policies

Agreement and Plan of Merger

On July 25, 2008 at the Annual Meeting of Shareholders, shareholders approved a proposal to ratify and approve an Agreement and Plan of Merger providing for the merger of the Company with Gate to Wire Solutions, Inc., a Nevada corporation which is a newly formed special purpose wholly owned subsidiary of the Company. The Agreement and Plan of Merger became effective September 3, 2008. Following the merger the Company will conduct business under the name Gate to Wire Solutions, Inc., which will more accurately reflect the nature of the business the Company is engaged in. Upon consummation of the Reincorporation, each one hundred (100) outstanding shares of the Company’s Common Stock will automatically be converted into one (1) fully paid and nonassessable share of outstanding Common Stock. Further information can be reviewed in the Company’s Notice of Annual Shareholder Meeting and Proxy Statement.

Nature of Business

Our present business strategy and direction is to develop and operate a horseracing video distribution venture in international markets.

Basis of Presentation

The accompanying unaudited consolidated financial statements of Gate To Wire Solutions, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and item 310 (b) of Regulation S-B. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended August 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2009. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the fiscal year ended February 29, 2008.

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

Amounts due from related parties were:

August 31, 2008

Entities with common directors and/or officers	$4,708

Amounts due to related parties were:

August 31, 2008

Entities with common directors and/or officers	$235,400
Shareholder	218,000

Total	$453,400

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

As of August 31, 2008 the Company had not yet begun to receive revenues under the arrangement, and therefore, the Company has not yet begun to amortize the intangible asset.

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

Note 6 - Related Party Transactions

During the six month period ended August 31, 2008, the Company paid $159,689 in compensation to officers and directors as management fees for their services. The Company also issued 89,937,500 to officers in payment of obligations owed (Note 4).

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”.  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  SFAS
161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended February 28, 2010.  The Company is currently evaluating the impact of SFAS 161 on its consolidated financial statements but does not expect it to have a material effect.

In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 162, "The Hierarchy of Generally Accepted Accounting Principles”.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162 on its consolidated financial statements but does not expect it to have a material effect.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 163, "Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60" (“SFAS 163”).  SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended February 28, 2010.  The Company is currently evaluating the impact of SFAS 163 on its consolidated financial statements but does not expect it to have a material effect.

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

This is Gate To Wire Solutions' first major step in a restructuring strategy, as it positions itself to offer a range of products and services to the Latin American marketplace. Gate To Wire Solutions and BSI are combining efforts to deliver a package of products, services and advisory expertise to racing and wagering interests to this region.

Gate To Wire Solutions obtained an exclusive license to operate the Video Distribution Service in Latin America in exchange for 50,000,000 shares of its common stock. Pursuant to the license, Gate To Wire Solutions and BSI agree to share the net profit from the video distribution and wager processing on a 50/50 basis. Gate To Wire Solutions will be responsible for the expenses associated with obtaining distribution agreements and BSI will be responsible for delivering the technology and operational support on a day-to-day basis. The initial term for the license runs until November 21, 2009 and may be extended for additional one-year terms.

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

Results of Operations

For the three month period ended August 31, 2008 and 2007

Costs and expenses totaled $123,919 during the three-month period ended August 31, 2008, $1,982 lower than during the three month period ended August 31, 2007.  The Company experienced very little activity during the second quarter of the current year as management and directors transitioned our business strategy and direction to develop and operate a horseracing video distribution venture in international markets.

Management fees paid to related parties were $80,770 for the three month period ended August 31, 2008 and $67,500 in the comparative period in the prior year.

Professional and consulting fees for the three month period end August 31, 2008 was $16,803 in comparison to $3,778 for the prior year. For the three month period end August 31, 2008 the professional and consulting fees consisted of: $6,500 in audit fees; and $10,303 in legal costs. The Company experienced an increase in legal costs relating to the Agreement and Plan of Merger with Gate to Wire Solutions, Inc.

General and administrative expenses were $26,346 during the three month period ended August 31, 2008 compared to $22,992 during the three month period ended August 31, 2007. General and administrative expenses are higher than the previous year due to management’s transition of the company’s business strategy. General and administrative expenses during the three month period ended August 31, 2008 included: 1) corporate fees of $17,269 2) travel, meals and entertainment of $5,150, 3) insurance of $6,513, 4) foreign exchange gain of $9,025, 5) other miscellaneous costs of $6,439.

Amortization decreased from $382 during the three month period ended August 31, 2007 to $nil during the current quarter.

Interest expense during the three month period ended August 31, 2008 was nil and $31,249 in the prior year. Interest expense has been reduced due to the Company settling a 15%, $700,000 promissory note.

Preferred dividends for the three month period August 31, 2008 was $nil compared to $60,493 during the three month period ended August 31, 2007. Preferred dividends has been reduced due to the Company restructuring its Series A convertible preferred shares. (Note 4)

For the six month period ended August 31, 2008 and 2007

Costs and expenses totaled $253,090 during the six-month period ended August 31, 2008, $23,505 higher than during the six month period ended August 31, 2007.  The Company experienced very little activity during the first six months of the current year as management and directors transitioned our business strategy and direction to develop and operate a horseracing video distribution venture in international markets.

Management fees paid to related parties were $159,689 for the six month period ended August 31, 2008 and $127,500 in the comparative period in the prior year.

Professional and consulting fees for the six month period end August 31, 2008 was $23,669 in comparison to $8,175 for the prior year. For the six month period end August 31, 2008 the professional and consulting fees consisted of: $13,000 in audit fees; and $10,669 in legal costs. The Company experienced an increase in legal costs relating to the Agreement and Plan of Merger with Gate to Wire Solutions, Inc.

General and administrative expenses were $69,732 during the six month period ended August 31, 2008 compared to $42,981 during the six month period ended August 31, 2008. General and administrative expenses are higher than the previous year due to management’s transition of the company’s business strategy. General and administrative expenses during the six month period ended August 31, 2008 included: 1) corporate fees of $21,599, 2) travel, meals and entertainment of $24,129, 3) insurance of $9,549, 4) foreign exchange gain of $6,844, other miscellaneous costs of $21,299.

Amortization decreased from $764 during the six month period ended August 31, 2007 to $nil during the current quarter.

Interest expense during the six month period ended August 31, 2008 was nil and $57,715 in the prior year. Interest expense has been reduced due to the Company settling a 15%, $700,000 promissory note.

Preferred dividends for the six month period August 31, 2008 was $nil compared to $120,986 during the six month period ended August 31, 2007. Preferred dividends has been reduced due to the Company restructuring its Series A convertible preferred shares. (Note 4)

Critical Accounting Policies and Estimates

The discussion and analysis of results of operations and financial condition are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates the estimates on an on-going basis, including those related to bad debts, investments, customer accounts, intangible assets, income taxes, and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that they believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Note 2 of the "Notes to Financial Statements" of the Company’s Annual Audited Financial Statements include a summary of the significant accounting policies and methods used in the preparation of the financial statements. The following is a brief description of the more significant accounting policies and methods the Company uses.

Fair Value of Financial Instruments:

Cash, accounts payable, accrued expenses, note payable and loans receivable are carried in the financial statements at amounts which approximate fair value.

Financial Condition

During the six month period ended August 31, 2008, total assets decreased from $160,552 to $93,061. The decrease is primarily the result of the loss from operations for the six month period and payment of liabilities.

The most significant asset of the Company is its license rights, which it carries at $50,000 (unchanged since last fiscal year end).

The Company’s liabilities increased from $621,601 at the beginning of the year to $707,355 at August 31, 2008. The increase is primarily a result of an increase of amounts due to related parties of $241,400 offset by a decrease in restructured liabilities from a settlement with former officers and directors for past services provided in which the Company issued 89,937,500 common shares valued at $99,875.

Accounts payable decreased from $263,726 at the beginning of the year to $214,272 at August 31, 2008.

 Due to related parties increased from $212,000 at February 29, 2008 to $453,400 at August 31, 2008. Periodically, the Company is advanced and expenses are paid by related parties on behalf of the Company.  Amounts due to related parties are unsecured, non-interest bearing and have no specific repayment terms.

The stockholders’ deficiency increased from $461,079 at February 29, 2008 to $614,294 at August 31, 2008. The increase is substantially attributable to an increase in the accumulated deficit arising from the $253,090 loss for the six month period ended August 31, 2008.

Liquidity and Capital Resources

Operations were financed primarily through related parties with common officers and directors. During the six month period ended August 31, 2008, the Company used $72,169 in cash from operating activities primarily as a result of operating losses and adjustments to working capital accounts. Related parties provide $236,692 during the six month period ended August 31, 2008.

Cash provided by financing activities for the six month period ended August 31, 2008 totaled $nil

The revenues of the Company during the six month period ended August 31, 2008 were zero therefore did not play a significant role in financing operations. The Company in the past has financed operations through the issuance of restricted equity securities and has occasionally relied heavily on that practice. There can be no assurance that the Company’s ability to raise capital through private placements will continue.

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

PART II. Other Information

Item 2. Unregistered Sales of Equity Securities.

The Company issued nil unregistered securities during the three month period ended August 31, 2007.

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

(*)           Filed with this Report.

b)           Reports on Form 8-K

On July 31, 2008, the Company filed form 8-K providing details in which the Board of Directors of the Company appointed a new director.

(Remainder of page left intentionally blank)

SIGNATURES

In accordance with the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: October 15, 2008	By:	/s/ John G. Simmonds
Name: John G. Simmonds
Title: President and Chief Executive Officer

Date: October 15, 2008	By:	/s/ Gary N. Hokkanen
Name: Gary N. Hokkanen
Title: Chief Financial Officer
(Principal Financial Officer)