Form 10-Q
period 2008-11-30
Gate To Wire Solutions, Inc.
filed 2009-01-14
CIK 819927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended November 30, 2008
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

The number of shares of common stock (see Note 1) outstanding as of January 9, 2009: 27,702,578

GATE TO WIRE SOLUTIONS, INC.

PART I. Financial Information

Item 1.  Condensed Financial Statements.

GATE TO WIRE SOLUTIONS, INC. AND SUBSIDIARY
(formerly known as TrackPower, Inc.)
Consolidated Balance Sheets

Assets
	November 30, 2008	February 29,
	(Unaudited)	2008
Current assets
Cash and cash equivalents	$169	$110,522
Due from related parties (Note 2)	4,042	-
Total current assets	4,211	110,522

License rights (Note 3)	50,000	50,000

Total assets	$54,211	$160,522

Liabilities and Stockholders’ Deficiency

Current liabilities
Accounts payable	$233,590	$263,726
Due to related parties (Note 2)	339,933	212,000
Restructured related party liabilities (Note 4)	-	99,875
Accrued expenses
Professional fees	33,500	34,000
Other	14,683	12,000
Total current liabilities	621,706	621,601

Total liabilities	$621,706	$621,601

Stockholders’ deficiency
Preferred stock, 20,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 27,702,578 shares issued and outstanding (Feb. 29, 2008: 9,853,055)	27,703	9,853
Additional paid-in capital	34,200,027	30,226,509
Common stock subscribed	-	3,647,169
Accumulated deficit	(34,795,225)	(34,344,610
Total stockholders’ deficiency	(567,495)	(461,079

Total liabilities and stockholders’ deficiency	$54,211	$160,522

See accompanying notes to financial statements

GATE TO WIRE SOULUTIONS, INC. AND SUBSIDIARY
(formerly known as TrackPower, Inc.)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2008	2007	2008	2007
Revenues:	$-	$-	$-	$-

Costs and expenses:
Management fees, related party	79,407	55,429	239,096	182,929
Professional fees	11,070	(6,696)	34,739	1,479
General and administrative	107,048	30,081	176,780	73,062
Interest	-	26,178	-	83,893
Depreciation and amortization	-	381	-	1,145
Gain on disposal of marketable securities	-	-	-	(7,550)
Total costs and expenses	197,525	105,373	450,615	334,958

Net loss	(197,525)	(105,373)	(450,615)	(334,958)

Preferred dividends	-	59,836	-	180,822

Net loss applicable to common shareholders	$(197,525)	$(165,209)	$(450,615)	$(515,780)

Loss per share of common stock:
Weighted average number of common shares outstanding	27,702,578	8,177,685	21,710,978	7,894,074
Loss per share	$(0.007)	$(0.020)	$(0.021)	$(0.065)

See accompanying notes to financial statements

GATE TO WIRE SOLUTIONS, INC. AND SUBSIDIARY
(formerly known as TrackPower, Inc.)
Consolidated Statement of Changes in Stockholders’ Equity/ (Deficiency)
November 30, 2008
(Unaudited)

	Common Stock		Additional Paid-in	Common Stock	Accumulated
	Shares	Amount	Capital	Subscribed	(Deficit)	Total

Balance February 29, 2008	9,853,055	9,853	30,226,509	3,647,169	(34,344,610)	(461,079)

Common stock private placement	150,000	150	104,850	(105,000)	-	-

Common stock issued pursuant to private placement associated with disposal of trade name	2,000,000	2,000	100,333	(102,333)	-	-

Common stock issued to settle preferred share obligations	12,200,000	12,200	3,427,636	(3,439,836)	-	-

Common stock issued pursuant to settlement with officers	899,375	899	98,976	-	-	99,875

Net loss for the three months ended May 31, 2008	-		-	-	(129,171)	(129,171)

Balance May 31, 2008	25,102,430	25,102	33,958,304	-	(34,473,781)	(490,375)

Net loss for the three months ended August 31, 2008	-	-	-	-	(123,919)	(123,919)

Balance August 31, 2008	25,102,430	25,102	33,958,304	-	(34,597,700)	(614,294)

Common stock issued in settlement of related party liabilities	2,600,000	2,600	241,722	-	-	244,322

Common stock issued pursuant to merger	148	1	1	-	-	2

Net loss for the three months ended November 30, 2008	-	-	-	-	(197,525)	(197,525)

Balance November 30, 2008	27,702,578	27,703	34,200,027	-	(34,795,225)	(567,495)

See accompanying notes to financial statements

GATE TO WIRE SOLUTIONS, INC. AND SUBSIDIARY
(formerly known as TrackPower, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended November 30,
	2008	2007
Net cash from operations
Net (loss)	$(450,615)	$(334,958)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	-	1,145
Gain on disposal of investment	-	(7,550)
Changes in:
Prepaid expenses	-	(6,720)
Due from/to related parties	378,340	127,876
Accounts payable and accrued expenses	(38,078)	56,789
Net cash used in operating activities	(110,353)	(163,418)

Cash flows from investing activities:
Proceeds on disposal of marketable securities	-	37,100
Net cash provided by investing activities	-	37,100

Cash flows from financing activities:
Increase in bank indebtedness	-	5,985
Proceeds on issuance of common stock	-	45,500
Proceeds from common stock subscribed	-	63,000
Net cash provided by financing activities	-	114,485

(Decrease) in cash	(110,353)	(11,833)
Cash, beginning of period	110,522	$11,833
Cash, end of period	$169	$-

Non-cash activities:

During the nine months ended November 30, 2008 the Company:

1.	Issued 2,000,000 common shares valued at $102,333 pursuant to a private placement associated with disposal of trade name.
2.	Issued 899,375 common shares valued at $99,875 pursuant to settlement with officers.
3.	Issued 12,200,000 common shares valued at $3,439,836 pursuant to settlement of preferred share obligations.
4.	Issued 150,000 common shares valued at $105,000 pursuant to common stock subscribed.
5.	Issued 2,600,000 common shares valued at $244,322 in repayment of amounts owed for a related party liability.

During the nine months ended November 30, 2007 the Company:

1.	Issued 100,000 shares of its common stock, valued at $36,000 pursuant to a settlement agreement with the Company’s former CEO

The Company did not make cash interest or tax payments during the nine month periods ended November 30, 2008 or 2007.

See accompanying notes to financial statements

GATE TO WIRE SOLUTIONS, INC. AND SUBSIDIARY
(formerly known as TrackPower, Inc.)
Notes to Condensed Consolidated Financial Statements
November 30, 2008

Note 1 - Summary of Significant Accounting Policies

Agreement and Plan of Merger

On July 25, 2008 at the Annual Meeting of Shareholders, shareholders approved an Agreement and Plan of Merger providing for the merger of the TrackPower, Inc. (“TrackPower” or the “Company”) with Gate to Wire Solutions, Inc., a Nevada corporation which was a newly formed special purpose wholly owned subsidiary of TrackPower. The Agreement and Plan of Merger became effective September 3, 2008.  Subsequent to the merger the Company began to conduct business under the name Gate to Wire Solutions, Inc. (“Gate To Wire”), which more accurately reflects the nature of the business the Company is engaged in. Upon consummation of the merger, each one hundred (100) outstanding shares of the Company’s Common Stock was automatically converted into one (1) fully paid and non-assessable share of outstanding Common Stock. Further information can be reviewed in the Company’s Notice of Annual Shareholder Meeting and Proxy Statement.

Nature of Business

Our present business strategy and direction is to develop and operate a horseracing video distribution venture in international markets.

Basis of Presentation

The accompanying unaudited consolidated financial statements of Gate To Wire Solutions, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended November 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2009. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the fiscal year ended February 29, 2008.

Consolidated Financial Statements

The consolidated financial statements included the accounts of the Company and its wholly owned subsidiary Gamecorp Inc., which is inactive. All inter-company transactions have been eliminated.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations during its operating history and at November 30, 2008 had a working capital deficit of $617,495. The ability of the Company to continue as a going concern is dependent upon obtaining future financing and profitable operations. Management is in the process of evaluating future business opportunities, which would generate revenue to sustain the operations of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Amounts due from related parties were:

	November 30, 2008	February 29, 2008

Entities with common directors and/or officers	$4,042	$-

Amounts due to related parties were:

	November 30, 2008	November 30, 2008

Entities with common directors and/or officers	$117,345	$-
Director	2,985	-
Shareholder	219,603	212,000

Total	$339,933	$212,000

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

As of November 30, 2008 the Company had not yet begun to receive revenues under the arrangement, and therefore, the Company has not yet begun to amortize the intangible asset.

Note 4 - Restructuring of Liabilities and Preferred Stock

On February 29, 2008, the Company entered into a series of agreements to restructure certain related party liabilities and Series A convertible preferred shares.

Related Party Liabilities:

The Company agreed to issue 899,375 common shares to existing and former officers and directors for past services provided of $99,875.  Such shares were issued in the three months ended May 31, 2008

Series A Convertible Preferred Stock:

The Company had $3,000,000 principal value of 8% Series A convertible preferred share obligations and $439,836 of accrued and unpaid dividends outstanding and the Company agreed to; 1) issue 12,200,000 restricted shares of its common stock valued at $3,439,836, and 2) provide an earn out arrangement of ten percent (10%) of cumulative earnings before interest, taxes, depreciation and amortization paid in cash, quarterly, 45 days following fiscal quarter end, to a maximum of $1,000,000, collectively, to the members and affiliates of Asolare II, LLC, (“Asolare”) as full and complete settlement of its preferred share obligations including any related obligations of Asolare to its affiliates.  The 12,200,000 restricted common shares were issued in the three months ended May 31, 2008.

Note 5 - Loss per Share

Loss per common share is based on the weighted average number of shares outstanding during each period presented. Warrants to purchase stock are included as common stock equivalents only when dilutive.

Note 6 - Related Party Transactions

During the nine month period ended November 30, 2008, the Company paid $239,096 in compensation to officers as management fees for their services. The Company also issued 899,375 common shares to officers in payment of obligations owed (Note 4).

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

Plan of Operations

Bettor Solutions Inc. Agreement

On December 4, 2007, the Company announced that it entered into an agreement with Bettor Solutions Inc. (“BSI”) to jointly develop and market BSI's proprietary Video Distribution Service in Latin America.

This was Gate To Wire's first major step in a restructuring strategy, as it positioned itself to offer a range of products and services to the Latin American marketplace. Gate To Wire and BSI are combining efforts to deliver a package of products, services and advisory expertise to racing and wagering interests to this region.

Gate To Wire obtained an exclusive license to operate the Video Distribution Service in Latin America in exchange for 500,000 shares of its common stock. Pursuant to the license, Gate To Wire and BSI agree to share the net profit from the video distribution and wager processing on a 50/50 basis. Gate To Wire will be responsible for the expenses associated with obtaining distribution agreements and BSI will be responsible for delivering the technology and operational support on a day-to-day basis. The initial term for the license runs until November 21, 2009 and may be extended for additional one-year terms.

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

Results of Operations

For the three month period ended November 30, 2008 and 2007

Costs and expenses totalled $197,525 during the three-month period ended November 30, 2008, $92,152 higher than during the three month period ended November 30, 2007.  The Company experienced increased costs during the third quarter of the current year as management and directors transitioned our business strategy and direction to develop and operate a horseracing video distribution venture in international markets.

Management fees paid to related parties were $79,407 for the three month period ended November 30, 2008 and $55,429 in the comparative period in the prior period.

Professional fees for the three month period end November 30, 2008 was $11,070 in comparison to a recovery of $6,696 for the prior period. For the three month period ended November 30, 2008 the professional fees consisted of: $6,500 in audit fees; and $4,570 in legal costs. The Company experienced an increase in legal costs relating to the Agreement and Plan of Merger with Gate to Wire Solutions, Inc.

General and administrative expenses were $107,048 during the three month period ended November 30, 2008 compared to $30,081 during the three month period ended November 30, 2007. General and administrative expenses are higher than the previous year due to management’s transition of the company’s business strategy. General and administrative expenses during the three month period ended November 30, 2008 included: 1) corporate fees of $23,609 2) travel, meals and entertainment of $37,599, 3) insurance of $4,151, 4) foreign exchange gains of $12,276, 5) consulting costs of $40,730, 6) other miscellaneous costs of $13,235.

Amortization decreased from $381 during the three month period ended November 30, 2007 to $nil during the current quarter.

Interest expense during the three month period ended November 30, 2008 was $nil and $26,178 in the prior year. Interest expense has been reduced due to the Company repaying a 15%, $700,000 promissory note.

Preferred dividends for the three month period November 30, 2008 was $nil compared to $59,836 during the three month period ended November 30, 2007. Preferred dividends has been reduced due to the Company restructuring its Series A convertible preferred shares. (Note 4)

For the nine month period ended November 30, 2008 and 2007

Costs and expenses totalled $450,615 during the nine-month period ended November 30, 2008, $115,657 higher than during the nine month period ended November 30, 2007.  The Company experienced increased costs during the first nine months of the current year as management and directors transitioned our business strategy and direction to develop and operate a horseracing video distribution venture in international markets.

Management fees paid to related parties were $239,096 for the nine month period ended November 30, 2008 and $182,929 in the comparative period in the prior period.

Professional fees for the nine month period end November 30, 2008 was $34,739 in comparison to $1,479 for the prior year. For the nine month period end November 30, 2008 the professional fees consisted of: $19,500 in audit fees; and $15,239 in legal costs. The Company experienced an increase in legal costs relating to the Agreement and Plan of Merger with Gate to Wire Solutions, Inc.

General and administrative expenses were $176,780 during the nine month period ended November 30, 2008 compared to $73,062 during the nine month period ended November 30, 2008. General and administrative expenses are higher than the previous period due to management’s transition of the company’s business strategy. General and administrative expenses during the nine month period ended November 30, 2008 included: 1) corporate fees of $45,208, 2) travel, meals and entertainment of $61,728, 3) insurance of $13,700, 4) foreign exchange gain of $19,120, 5) consulting costs of $40,730, 6) other miscellaneous costs of $34,534.

Amortization decreased from $1,145 during the nine month period ended November 30, 2007 to $nil during the current period.

Interest expense during the nine month period ended November 30, 2008 was $nil and $83,893 in the prior year. Interest expense has been reduced due to the Company repaying a 15%, $700,000 promissory note.

Preferred dividends for the nine month period November 30, 2008 was $nil compared to $180,822 during the nine month period ended November 30, 2007. Preferred dividends has been reduced due to the Company restructuring its Series A convertible preferred shares. (Note 4)

Critical Accounting Policies and Estimates

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

Intangibles, Goodwill and Other Assets

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

Financial Condition

During the nine month period ended November 30, 2008, total assets decreased from $160,552 to $54,211. The decrease is primarily the result of a $110,353 decrease in cash due to the loss from operations for the nine month period.

The most significant asset of the Company is its license rights, which it carries at $50,000 (unchanged since last fiscal year end).  The Company has not placed this asset in use as of November 30, 2008.

The Company’s liabilities remained unchanged at approximately $622,000 at November 30, 2008.  However, amounts due to related parties increased by $127,933, and restructured liabilities from a settlement with former officers and directors for past services provided decreased by $99,875.

Accounts payable decreased from $263,726 at the beginning of the year to $233,590 at November 30, 2008.

 Due to related parties increased from $212,000 at February 29, 2008 to $339,933 at November 30, 2008. Periodically, the Company is advanced and expenses are paid by related parties on behalf of the Company.  Amounts due to related parties are unsecured, non-interest bearing and have no specific repayment terms.

The stockholders’ deficiency increased from $461,079 at February 29, 2008 to $567,495 at November 30, 2008. The increase is substantially attributable to an increase in the accumulated deficit arising from the $450,615 loss for the nine month period ended November 30, 2008.

Liquidity and Capital Resources

Operations were financed primarily through advances from related parties and from existing cash balances. During the nine month period ended November 30, 2008, the Company used $110,353 in cash from operating activities primarily as a result of operating losses and adjustments to working capital accounts. Related parties provided $378,340 during the nine month period ended November 30, 2008.

Cash provided by financing activities for the nine month period ended November 30, 2008 totalled $nil.

The revenues of the Company during the nine month period ended November 30, 2008 were zero therefore did not play a significant role in financing operations. The Company in the past has financed operations through the issuance of restricted equity securities. There can be no assurance that the Company’s ability to raise capital through private placements will continue.

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

PART II. Other Information

Item 2. Unregistered Sales of Equity Securities.

The Company issued the following unregistered securities during the three month period ended November 30, 2008

Date	Securities Issued To:	Number of Shares

September 1, 2008	ETIFF Holdings	2,600,000

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

Date: January 14, 2009	By:	/s/ John G. Simmonds
Name: John G. Simmonds
Title: President and Chief Executive Officer

Date: January 14, 2009	By:	/s/ Gary N. Hokkanen
Name: Gary N. Hokkanen
Title: Chief Financial Officer
(Principal Financial Officer)