Form 10-K/A
period 2008-02-29
Gate To Wire Solutions, Inc.
filed 2009-02-06
CIK 819927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB/A1

|X|	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended February 29, 2008

| |	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________to____________

Commission File No. 000-28506

GATE TO WIRE SOLUTIONS, INC
(Name of Small Business Issuer in its charter)

TrackPower, Inc.
(Former Name, Former Address and Former Fiscal Year,
If Changed Since Last Report)

Nevada (State or other jurisdiction of incorporation or organization)	13-3411167 (I.R.S. Employer Identification No.)
3565 King Road, Suite 102 King City, Ontario L7B 1M3 (Address of Principal Executive Offices)	905-833-9845 (Issuer’s Telephone No., including area code)
67 Wall Street, Suite 2211 New York, New York, 10005 (Former Address)
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $0.001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act o

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

Transitional Small Business Disclosure Format (check one):  Yes  (  ) No  (X)

Explanatory Note: This Form 10-KSB/A1 for the Registrant’s fiscal year ended February 29, 2008, as filed with the Securities and Exchange Commission (the “SEC”) on June 13, 2008, is being filed to amend Item 8A. Controls and Procedures.

Part I

Item 1.   Description of Business

History

TrackPower, Inc.  ("we, "us," "our," “TrackPower,” or the "Company") was incorporated under the laws of the State of Wyoming on June 30, 1993.

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

Accrued professional fees (being directors’ fees and legal fees) decreased from $50,125 at the beginning of the year to $34,000 at the end.

Our stockholders’ deficiency improved from a deficiency of $727,048 as at February 28, 2007 to a deficiency of $461,079 at February 29, 2008.

The improvement is attributable to:

·	cash private placement installments of $113,500 received during the year for which certificates had not yet been issued,
·	an increase to common stock and additional paid in capital of $54,536 for 54,537,000 common shares issued to acquire a legal entity,
·	an increase to common stock and additional paid in capital of $50,000 representing 50,000,000 common shares issued for intangible assets,
·	an increase in common stock subscribed of $102,334 representing 200,000,000 common shares issuable and the disposal of a tradename,
·	an increase to common stock and additional paid in capital of $673,274 representing 6,666,667 common shares issued to repurchase 5,000,000 A warrants and 5,000,000 B warrants,
·
an increase to common stock subscribed of $3,439,836 offset by a $3,000,000 decrease to preferred stock representing 1,220,000,000 common shares issuable to retire $3,000,000 preferred stock and accrued and unpaid dividends of $439,836,

·	a decrease to other comprehensive income of $13,246 arising from unrealized holding losses on marketable securities, and
·	the $480,990 loss for the year.

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

See notes to financial statements

F3

TRACKPOWER, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders’ Equity/ (Deficiency)
For Years Ended February 29, 2008 and February 28, 2007

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Subscribed	(Deficit)	Income	Total

Balance, February 28, 2006	1,000	$3,000,000	468,052,951	$46,805	$26,866,267	$909,200	$(27,003,945)	$-	$3,818,327

Common stock private placements	-	-	257,645,000	25,765	2,443,045	(809,200)	-	-	1,659,610

Common stock issued pursuant to compensation arrangement with officer	-	-	9,008,089	901	242,318	-	-	-	243,219

Common stock issued in lawsuit settlement	-	-	4,500,000	450	120,150	-	-	-	120,600

Common stock issued for consulting services	-	-	5,062,500	506	79,119	-	-		79,625

Common stock issued pursuant to settlement with director	-	-	18,000,000	1,800	160,200	-	-	-	162,000

Common stock issuable pursuant to settlement with officer and director	-	-	-	-	-	36,000	-	-	36,000

Change in unrealized gain on marketable securities	-	-	-	-	-	-	-	13,246	13,246

Net loss for the year ended February 28, 2007	-	-	-	-	-	-	(6,859,675)	-	(6,859,675)

Balance, February 28, 2007	3,000	$3,000,000	762,268,540	$76,227	$29,911,099	$136,000	$(33,863,620)	$13,246	$(727,048)

Common stock issued pursuant to severance agreement with officer	-	-	10,000,000	1,000	35,000	(36,000)	-	-	-

Common stock private placement	-	-	108,500,000	10,850	97,650	(108,500)	-	-	-

Private placement installments	-	-	-	-	-	113,500	-	-	113,500

Common stock issued pursuant to acquisition of legal entity	-	-	54,537,000	5,453	49,083	-		-	54,536

Common stock issued to acquire intangible asset	-	-	50,000,000	5,000	45,000	-		-	50,000

Common stock issuable pursuant to private placement associated with disposal of tradename	-	-	-	-	-	102,333		-	102,334

Common stock issuable to settle preferred share obligations	(1,000)	(3,000,000)	-	-	-	3,439,836		-	439,836

Change in unrealized gain on marketable securities	-	-	-	-	-	-	-	(13,246)	(13,246)

Net loss for the twelve months ended February 29, 2008	-	-	-	-	-	-	(480,990)	-	(480,990)

Balance February 29, 2008	-	$-	985,305,540	$98,530	$30,137,832	$3,647,169	$(34,344,610)	$-	$(461,079)

See notes to financial statements

F4

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

F5

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

Note 2 - Summary of Significant Accounting Policies

The consolidated statements include the accounts of TrackPower, Inc., and its wholly owned subsidiary Gamecorp Inc. (collectively, the Company). All significant inter-company balances and transactions have been eliminated in  consolidation.

a.Use of estimates

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

b.Depreciation

Depreciation of office equipment is computed over its estimated useful lives ranging from three to five years using the straight-line method.

c.Income taxes

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

d.Fair value of financial instruments

Accounts payable, accrued expenses, amounts due to related parties are carried in the financial statements at amounts which approximate fair value.

e.Advertising costs

The Company expenses the costs of advertising as incurred.  Advertising expense amounted to $9,500 and $6,850 for fiscal 2008 and 2007, respectively.

f.Cash and cash equivalents

The Company considers cash and all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

F6

TRACKPOWER, INC. AND SUBSIDIARY
Notes to Financial Statements
February 29, 2008

Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and investments.  The Company places its cash with high quality financial institutions.  At no time during the year did the balance at one financial institution exceed insured limits.

g.Net loss per share

For both 2008 and 2007, net loss per share has been computed using the net loss for the year divided by the weighted average number of shares outstanding.

Diluted loss per share is not presented as the effects of convertible debentures, warrants and options are anti-dilutive.

h.Foreign currency

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

F7

TRACKPOWER, INC. AND SUBSIDIARY
Notes to Financial Statements
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

F8

TRACKPOWER, INC. AND SUBSIDIARY
Notes to Financial Statements
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

F9

TRACKPOWER, INC. AND SUBSIDIARY
Notes to Financial Statements
February 29, 2008

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

F10

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

Item 8A.    Controls and Procedures

Disclosure controls and procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-KSB/A1. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of such period, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended February 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

• Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

• Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

• Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of February 29, 2008. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on an assessment carried out during the period January 26-29, 2009, management believes that, as of February 29, 2008, our internal control over financial reporting was effective except that management failed to provide a management report in our annual report on Form 10-KSB for our fiscal year ended February 29, 2008.

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

Date: February 6, 2009	GATE TO WIRE SOLUTIONS, INC.
By:	/s/John G. Simmonds
John G. Simmonds, Chairman and Chief Executive Officer

By:	/s/ Gary N. Hokkanen
Gary N. Hokkanen, Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John G. Simmonds
John G. Simmonds	CEO and Chairman (principal executive officer)	February 6, 2009

/s/ Michael Connell
Michael Connell	Director	February 6, 2009

/s/ G.R Randy Barber		February 6, 2009
G.R. Randy Barber	Director