Form 10-K
period 2009-02-28
Gate To Wire Solutions, Inc.
filed 2009-05-29
CIK 819927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 000-28506

GATE TO WIRE SOLUTIONS, INC
(Exact name of registrant as specified in its charter)

TrackPower, Inc
(Former Name, Former Address and Former Fiscal Year,
If Changed Since Last Report)

Nevada (State or other jurisdiction of incorporation or organization)	13-3411167 (I.R.S. Employer Identification No.)
3565 King Road, Suite 102 King City, Ontario L7B 1M3 (Address of Principal Executive Offices)	905-833-9845 (Issuer’s Telephone No., including area code)

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,316,616 as of August 31, 2008, based on the last sale ($0.12 per share) reported on the OTC Bulletin Board as of that date. Solely for purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant and all stockholders beneficially owning more than 5% of the registrant’s common stock.

As of May 28, 2009, the number of shares outstanding of the registrant’s Common Stock was 27,702,578 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference into Part III of the Annual Report on Form 10-K:  None

GATE TO WIRE SOLUTIONS INC.

Part I

Item 1.   Description of Business

History

Gate To Wire Solutions, Inc. (formerly TrackPower, Inc.) ("we, "us," "our," “Gate To Wire,” or the "Company", “G2W”) was incorporated under the laws of the State of Wyoming on June 30, 1993.

On July 25, 2008, at the Annual Meeting of Shareholders, shareholders approved an Agreement and Plan of Merger providing for the merger of the TrackPower, Inc. (“TrackPower” or the “Company”) with Gate to Wire Solutions, Inc., a Nevada corporation which was a newly formed special purpose wholly owned subsidiary of TrackPower. The Agreement and Plan of Merger became effective September 3, 2008.  Subsequent to the merger the Company began to conduct business under the name Gate to Wire Solutions, Inc. (“Gate To Wire”), which more accurately reflects the nature of the business the Company is engaged in. Upon consummation of the merger, each one hundred (100) outstanding shares of the Company’s Common Stock was automatically converted into one (1) fully paid and non-assessable share of outstanding Common Stock. Further information can be reviewed in the Company’s Notice of Annual Shareholder Meeting and Proxy Statement.

All share and per-share amounts in the accompanying consolidated statements and notes to the consolidated financial statements have been adjusted to apply the effect of the reverse stock split retrospectively.

Description of Current Business Plan

Our present business strategy and direction is to develop and operate a horseracing video distribution venture in international markets.

In addition, the Company was founded to improve upon and further develop the horse racing industry in Latin America through the deployment of modern technology, North American experience and sound operational methodologies. By focusing a team of industry professionals who possess decades of experience in horse ownership, breeding, racing, racetrack operations, and satellite distribution, the Company has the ability to develop and implement upgrades to client facilities aimed at maximizing revenue and patron experience, providing scalable, turnkey solutions to existing operations, and/or innovative and efficient, state-of-the-art solutions to new enterprises.

Recent Developments

Changes in Directors and Management

On June 13, 2008, the Board of Directors appointed Mr. Randy Barber as a director.  He is considered to be an independent director and will serve as a member of the Audit Committee.

Mr. Barber is a respected gaming executive with over 40 years of business, regulatory and governmental experience. Mr. Barber served on the Board of Directors of the Alcohol and Gaming Commission of Ontario (AGCO) from 1997 to 2005, serving as Chair from 2001 until March 2005. In that capacity, Mr. Barber regulated liquor licensing and all forms of gaming in the province of Ontario, reporting to the Minister of Consumer and Business Services. During that time, he was an active member of several industry associations and continues to be involved with the Canadian Gaming Association. Since March 2005, upon leaving his post at the AGCO, he has provided advisory and management services to the Alcohol and Gaming Industries in North America and Europe through his own consultancy practice.

On November 10, 2008, the Company announced the addition of Mr. Ted Boyle to the Company’s team. Mr. Boyle has extensive experience on a global level in a number of key sectors, namely Internet, wireless and satellite distribution. Mr. Boyle is a communications industry executive with over 25 years of experience in various fields.

On the global level, Mr. Boyle recently oversaw the launch of a cable VoIP network for Cable Bahamas in Nassau, as well as having served as the President and CEO of Multivision Ltd., the wireless cable television provider for Sri Lanka.

He is also the founding President and CEO of ExpressVu, Inc., Canada’s first direct-to-home satellite service. Additionally, Mr. Boyle has also worked for 180 Connect Inc., one of North America's largest cable and satellite installation and service contractors, serving as President of the company’s cable division.

Development Agreement

On April 15, 2009, the Company announced that it has entered into a development agreement with Function Mobile, Inc. ("FMI") for an interactive Short-Message-Service ("SMS") platform targeting horseracing and pari-mutuel wagering markets in Latin America.

FMI will develop a suite of SMS wagering products and horseracing-based games on behalf of, and in conjunction with the Company, who in turn will own outright all intellectual property rights to the products, promotions and services developed.

Once developed, the Company will implement the wagering SMS platform in appropriate Latin American locations, providing interface and interconnectivity to a tote system and wagering hub so that the wagers can be processed in accordance with all appropriate laws and regulations.

In addition, FMI will provide Gate To Wire with technical support and ongoing services as required for operation of the its interactive SMS platform. For promotion and distribution, FMI has committed to enter into agreements with local telecommunications companies to provide SMS interconnectivity for the operation, as well as marketing and promotion of the Gate To Wire interactive SMS platform. Revenue collection will occur via telecom billing.

Gate To Wire will pay an as yet to be determined development fee for each game developed through this agreement based on an agreed upon scope of work, in addition to an ongoing service fee of 10% of net revenues generated through the platform for ongoing service and support

Signature Gaming Letter of Intent

On April 23, 2009, the Company announced that it has entered into a Letter of Intent with Signature Gaming Management Peru, S.A.C. ("SGM") to develop a gaming interface for both Simulcast and Online Account Wagering for SGM's projects in Peru.

SGM is a private entity formed to pursue gaming opportunities in Peru. It currently has agreements with the Jockey Club of Arequipa ("JCA") to manage and operate its newly constructed Carro Colorado Racetrack in Arequipa, as well as to conduct race and sports wagering at the JCA-owned Social Club, which will also have a slot machine casino operation. G2W will provide SGM with a user-friendly, real-time online wagering experience featuring North American horse racing product, previously unavailable in the region.

In addition, the Company will provide SGM with a Wagering Interface for use at the new Carro Colorado Racetrack, the Social Club Casino and other off-track locations, specifically featuring live racing simulcast from North America.

SGM recently also entered into a separate letter of intent with InterAmerican Gaming, Inc. ("IAG"), a related party to G2W by virtue of certain common officers and directors, pursuant to which IAG plans to participate in the development of the Social Club Casino with SGM.

Employees

As of the date of this Report, we have three employees, being our current officers.

Item 1A.  Risk Factors

Not applicable.

Item 1B.  Unresolved Staff Comments

None

Item 2.   Description of Property

Our principal offices are located in Canada at 3565 King Road, Suite 102, King City, Ontario L7B 1M3, telephone number (905) 833-9845, fax number (905) 833-9847.

Item 3.   Legal Proceedings

On or about October 23, 2006, action against the Company was taken by The Towne Law Offices, P.C. in the County of Saratoga, in the Supreme Court for the State of New York. The claim was for legal services provided to the Company. On or about April 10, 2007 a default judgement was entered against the Company for failing to respond to the claim. Said judgement required the Company to pay $62,937 and post-judgement interest on the foregoing sum at the rate of nine (9%) per cent from April 23, 2007. Further to the above, on or about April 21, 2009, the Company was served a statement of claim for $62,937 plus interest on the said amount at the rate of nine percent (9%) per annum from April 23, 2007 in the province of Ontario.  The Company has subsequently filed a Statement of Defence with the Ontario Superior Court of Justice.  As at February 28, 2009, the Company has fully accrued for the loss.

Item 4.   Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of the security holders of the Company.

Part II

Item 5.   Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our Common Stock currently is listed for trading on the OTC BB under the symbol "GWIR."  The table below sets forth the reported high and low bid prices for the periods indicated.  The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in our common stock.

	Fiscal Year Ended 2/28/2009		Fiscal Year Ended 2/29/2008
	High	Low	High	Low
First Quarter	0.32	0.09	0.004	0.0025
Second Quarter	0.20	0.08	0.0051	0.0025
Third Quarter	0.38	0.02	0.0038	0.0010
Fourth Quarter	0.13	0.02	0.0029	0.00076

At May 19, 2009 the closing bid price of our Common Stock was $0.04.

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

For transactions covered by the penny stock rules, the broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale.  In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the SEC.  So long as Gate To Wire’s common shares are considered "penny stocks", many brokers will be reluctant or will refuse to effect transactions in Gate To Wire’s shares, and many lending institutions will not permit the use of penny stocks as collateral for any loans.

(a)  As of February 28, 2009, there were 4,223 stockholders of record of our common stock, including 3,552 beneficial holders.

(b)   We did not pay any dividends on our Common Stock during the two years ended February 28, 2009.

(c)  There are currently no securities authorized for issuance under any equity compensation plans.  However, we may adopt such a plan in the future.

Item 6. Selected Financial Data

Not applicable

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

During the year ended February 28, 2009, the Company pursued the development and operation of horseracing video distribution ventures in international markets.

Results of Operations

For the year ended February 28, 2009 and February 29, 2008

Revenues

Our revenues for the years ended, February 28, 2009 and February 29, 2008 were $Nil.

Costs and Expenses

Our total costs and expenses were $686,759 during the year ended February 28, 2009 and $240,333 during our year ended February 29, 2008. The higher costs and expenses during the year ended February 28, 2009 is primarily attributable to costs associated with pursuing the development and operation of horseracing video distribution ventures in international markets.  In addition, the Company experienced higher professional and corporate costs and expenses as a result of the Agreement and Plan of Merger with TrackPower.  During the fiscal year ended February 28, 2009 the Company also incurred an impairment of an intangible asset of $50,000.

Consulting fees incurred during the year ended February 28, 2009 were $80,939 compared to $ nil during the year ended February 29, 2008.  Consulting costs were incurred during the year ended February 28, 2009 to develop opportunities for the operation of horseracing video distribution ventures.

Management fees paid or accrued to related parties totalled $317,403 during the year ended February 28, 2009 compared to $252,929 during the year ended February 29, 2008.  During fiscal 2009 management fees included executive management costs, including strategic planning, financing and horseracing industry consulting and corporate secretarial services.

Professional fees totalled $37,574 during our year ended February 28, 2009 and $7,762 during the year ended February 29, 2008.  The increase in cost is associated with the Agreement and Plan of Merger with TrackPower.

General and administrative expenses were $200,843 during fiscal 2008 and $114,390 during our year ended February 29, 2008, representing a increase of  $86,453 General and administrative expenses included; 1) travel, meals and entertainment expenses of $76,877 in current fiscal and $30,525 in the prior year, 2) directors fees and corporate costs totalling $76,840 in the current year and $21,204 in the prior year, 3) advertising and corporate promotion costs totalling $25,646 during the year ended February 28, 2009 and $9,500 during the comparative period last year, 4) insurance costs were $13,748 during the year ended February 28, 2009, and $41,424 in the prior year 5) $7,732 of miscellaneous costs and expenses in fiscal 2009 compared to $11,737 in 2008.

Depreciation of capital assets was $Nil during fiscal 2009 and $1,526 during the year ended February 29, 2008.

Interest expense was $Nil during the year ended February 28, 2009 and $137,635 in the prior year.   Interest expense arose from the Company’s 8% series A convertible preferred share obligation.  On February 29, 2008, the Company entered into a series of agreements to extinguish the Series A convertible preferred shares and therefore no interest was accrued for the fiscal period ending February 28, 2009.

During the year ended February 29, 2008, the Company recognized a gain for the year of $241,566 on the sale of the remaining interest in American Racing and Entertainment, LLC (“American Racing”).

During the year ended February 29, 2008 the Company recorded a gain of $36,696 representing extinguished liabilities.

During the fiscal year ended February 29, 2008, the Company had accrued $240,657 of dividends on a $3,000,000 principal value of 8% Series A convertible preferred share obligations.  On February 29, 2008, the Company entered into a series of agreements to extinguish the Series A convertible preferred shares and therefore no dividends were accrued for the fiscal period ending February 28, 2009.

As at February 28, 2009, the exclusive licensing rights for a proprietary video distribution service were not in use and are not expected to be put in use in the immediate future.  Management is currently weighing alternative video distribution platforms that are more cost effective.  As a result, the intangible asset associated with the license rights was determined to be impaired and was written down by $50,000.

Our net loss for fiscal 2009 was $686,759, substantially higher than our net loss of $480,990 in fiscal 2008. The increased loss in the current fiscal year is as a result of the Company pursuing its strategy to develop and operate horseracing video distribution ventures in international markets.

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

Financial Condition

During our year ended February 28, 2009, our total assets decreased from $160,522 to $1,593. The decrease of approximately $158,929 is primarily the result of the loss of $686,754 for the year ended February 28, 2009.

Our liabilities increased from $621,601 at the beginning of the year to $805,232 at the end of the year. The increase is primarily a result of an increase of amounts due to related parties.

Accounts payable increased marginally from $263,726 at the beginning of the year to $292,381 at February 28, 2009. Amounts owed to related parties increased from $212,000 at February 29, 2008 to $478,851 at February

28, 2009. Amounts owed to related parties primarily represent a $222,603 advance from a shareholder and a $199,082 advance from a related party with common directors and officers.  In addition, due to related parties represents $57,165 of unpaid amounts for services rendered by officers and directors of the Company.

Accrued professional fees (being accounting fees) decreased from $34,000 at the beginning of the year to $14,000 at the end.  Accrued other expenses increased from $12,000 at the beginning of the year to $20,000 at year end and represent annual filing and mailing costs.

Our stockholders’ deficiency deteriorated from a deficiency of $461,079 as at February 29, 2008 to a deficiency of $803,639 at February 28, 2009.

Liquidity and Capital Resources

During fiscal 2009, we used $620,104 in cash from our operating activities primarily as a result of operating losses.  Cash provided by our investing activities during fiscal 2009 amounted to $Nil.  Cash provided by financing activities during fiscal 2009 amounted to $511,175.

In 2009, the Company issued 17,849,523 common shares including:

•	2,000,000 common shares valued at $102,333 pursuant to a private placement associated with disposal of trade name;
•	899,375 common shares valued at $99,875 pursuant to settlement with officers;
•	12,200,000 common shares valued at $3,439,836 pursuant to settlement of preferred share obligations;
•	150,000 common shares valued at $105,000 pursuant to common stock subscribed;
•	2,600,000 common shares valued at $244,322 in repayment of amounts owed for a related party liability.

The Company heavily relies upon loans from related parties, specifically Gamecorp Ltd. (“Gamecorp”) (formerly, Eiger Technology, Inc), to further provide capital contributions to its investments. As at February 28, 2009, Gamecorp holds a 16.6% ownership interest in the Company. During year ended February 28, 2009, Gamecorp advanced the Company $443,404 of which $244,322 was converted into 2,600,000 common shares and $199,082 remained outstanding at the end of the year as amounts due to related parties.

Gamecorp is an investment and merchant banking enterprise focused on the development of its investments in the Gaming and Technology sectors.  Gamecorp’s technology investments have suffered due to unforeseen events and the global financial crisis. Gamecorp may not be able to provide additional capital over the next year to the Company in order to satisfy existing liabilities and make further capital contributions to its investments. Failure to obtain such capital could adversely impact the Company’s operations and prospects.

Off-balance sheet arrangements.

We do not have any off balance sheet arrangements.

Inflation

The effect of inflation on our Company has not been significant during the last two fiscal years.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), "Business Combinations”.  SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, an any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended February 28, 2010.  The Company is currently evaluating the impact of SFAS 141(R) on its consolidated financial statements but does not expect it to have a material effect.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  As such, the Company was required to adopt these provisions at the beginning of the fiscal year ended February 28, 2009.  The Company has reviewed the impact of SFAS 159 on its consolidated financial statements and there are no material effects.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.   Financial Statements

GATE TO WIRE SOLUTIONS INC. AND SUBSIDIARY
(Formerly known as TrackPower, Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2009 and February 29, 2008

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Gate to Wire Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Gate to Wire Solutions, Inc. as of February 28, 2009 and February 29, 2008, and the related statements of income, stockholders’ equity and cash flows for each of the years in the two year period ended February 28, 2009. Gate to Wire Solutions, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gate to Wire Solutions, Inc. as of February 28, 2009 and February 29, 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended February 28, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rochester, New York
  May 28, 2009

F1

GATE TO WIRE SOLUTIONS, INC. AND SUBSIDIARY
(Formerly known as TrackPower, Inc.)
Consolidated Balance Sheets

	February 28, 2009	February 29, 2008
Assets
Current assets
Cash	$1,593	$110,522
Total current assets	1,593	110,522

License Rights (note 5)	-	50,000

Total assets	$1,593	$160,522

Liabilities and Stockholders’Deficiency

Current liabilities
Accounts payable	$292,381	$263,726
Due to related parties (note 6)	478,851	212,000
Restructured related party liabilities (note 7)	-	99,875
Accrued expenses
Professional fees	14,000	34,000
Other	20,000	12,000
Total current liabilities	805,232	621,601

Total liabilities	$805,232	$621,601

Stockholders’ deficiency (note 9)
Preferred stock, 20,000,000 shares authorized, $0.001 par value none outstanding (note 7)	-	-
Common stock, $.001 par value; 200,000,000 shares authorized, 27,702,578 shares issued and outstanding (February 29, 2008: 9,853,055)	27,703	9,853
Additional paid-in capital	34,200,027	30,226,509
Common stock subscribed	-	3,647,169
Accumulated deficit	(35,031,369)	(34,344,610)
Total stockholders’ deficiency	(803,639)	(461,079)

Total liabilities and stockholders’ deficiency	$1,593	$160,522

See notes to financial statements

F2

GATE TO WIRE SOLUTIONS, INC. AND SUBSIDIARY
(Formerly known as TrackPower, Inc.)
Consolidated Statements of Operations

	Year Ended
	February 28, 2009	February 29, 2008

Revenues	$-	$-

Costs and expenses
Consulting fees	80,939	-
Management fees - related party	317,403	252,929
Professional fees	37,574	7,761
General and administrative	200,843	114,390
Depreciation and amortization	-	1,526
Interest expense	-	137,635
Gain on disposal of investments (note 4)	-	(241,566)
Gain on extinguishment of liabilities (note 10)	-	(36,696)
Loss on disposal of capital assets	-	4,354
Impairment of intangible(note 5)	50,000	-

Total costs and expenses	686,759	240,333

Net loss	(686,759)	(240,333)

Preferred dividends (note 8)	-	240,657

Net loss applicable to common shareholders	$(686,759)	$(480,990)

Loss per share of common stock	$(0.029)	$(0.059)

Weighted average number of common shares outstanding	23,208,878	8,088,564

See notes to financial statements

F3

GATE TO WIRE SOLUTIONS, INC. AND SUBSIDIARY
(Formerly known as TrackPower, Inc.)
Consolidated Statements of Changes in Stockholders’ Equity/ (Deficiency)
For Years Ended February 28, 2009 and February 29, 2008

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Subscribed	(Deficit)	Income	Total

Balance, February 28, 2007	1,000	$3,000,000	7,622,685	$7,623	$29,979,703	$136,000	$(33,863,620)	$13,246	$(727,048)

Common stock issued pursuant to severance agreement with officer	-	-	100,000	100	35,900	(36,000)	-	-	-

Common stock private placement	-	-	1,085,000	1,085	107,415	(108,500)	-	-	-

Private placement instalments	-	-	-	-	-	113,500	-	-	113,500

Common stock issued pursuant to acquisition of legal entity	-	-	545,370	545	53,991	-		-	54,536

Common stock issued to acquire intangible asset	-	-	500,000	500	49,500	-		-	50,000

Common stock issuable pursuant to private placement associated with disposal of tradename	-	-	-	-	-	102,333		-	102,333

Common stock issuable to settle preferred share obligations	(1,000)	(3,000,000)	-	-	-	3,439,836		-	439,836

Change in unrealized gain on marketable securities	-	-	-	-	-	-	-	(13,246)	(13,246)

Net loss for the twelve months ended February 29, 2008	-	-	-	-	-	-	(480,990)	-	(480,990)

Balance February 29, 2008	-	-	9,853,055	9,853	30,226,509	3,647,169	(34,344,610)	-	(461,079)

Common stock private placement	-	-	150,000	150	104,850	(105,000)	-	-	-

Common stock issued pursuant to private placement associated with disposal of trade name	-	-	2,000,000	2,000	100,333	(102,333)	-	-	-

Common stock issued to settle preferred share obligations	-	-	12,200,000	12,200	3,427,636	(3,439,836)	-	-	-

Common stock issued in settlement of related party liability	-	-	3,499,375	3,499	340,698	-	-	-	344,197

Common stock issued pursuant to merger	-	-	148	1	1	-	-	-	2

Net loss for the twelve months ended February 28, 2009	-	-	-	-	-	-	(686,759)	-	(686,759)

Balance February 28, 2009	-	$-	27,702,578	$27,703	$34,200,027	$-	$(35,031,369)	$-	$(803,639)

F4

GATE TO WIRE SOLUTIONS, INC. AND SUBSIDIARY
(Formerly known as TrackPower, Inc.)
Consolidated Statements of Cash Flows
	Year Ended
	February 28, 2009	February 29, 2008
Operating activities
Net (loss)	$(686,759)	$(240,333)
Items not involving cash:
Impairment of intangible asset	50,000	-
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation and amortization	-	1,526
Realized gain on disposal of investments	-	(241,566)
Non-cash interest expense	-	123,636
Loss on disposal of capital assets		4,354
Gain on extinguishment of liabilities		(36,696)
Changes in:
Accounts payable and accrued expenses	16,655	(75,340)
Net cash (used) in operating activities	(620,104)	(464,419)
Investing activities
Proceeds on sale of intangible assets	-	97,667
Proceed on disposal of marketable securities	-	50,346
Proceeds on disposal of investments	-	100,000
Net cash (provided by) investing activities	-	248,013
Financing activities
Proceeds from private placements	-	210,833
Due from/to related parties	511,175	99,262
Common Stock subscribed	-	5,000
Net cash provided by financing activities	511,175	315,095

Increase (decrease) in cash and cash equivalents	(108,929)	98,689

Cash and cash equivalents, beginning of year	110,522	11,833

Cash and cash equivalents, end of year	$1,593	$$110,522

Non-cash activities:

During the twelve months ended February 28, 2009 the company:

1.	Issued 2,000,000 common shares valued at $102,333 pursuant to a private placement associated with disposal of trade name.
2.	Issued 899,375 common shares valued at $99,875 pursuant to settlement with officers.
3.	Issued 12,200,000 common shares valued at $3,439,836 pursuant to settlement of preferred share obligations.
4.	Issued 150,000 common shares valued at $105,000 pursuant to common stock subscribed.
5.	Issued 2,600,000 common shares valued at $244,322 in repayment of amounts owed for a related party liability.

During the twelve months ended February 29, 2008 the Company:

1.	Issued 100,000 shares of its common stock, valued at $36,000 pursuant to a settlement agreement with the Company’s former CEO
2.	Issued 545,370 common shares, valued at $54,537, as payment for acquisition
3.	Issued 500,000 common shares, valued at $50,000, as payment for license
4.	Agreed to issue 12,200,000 common shares to retire $3,000,000 face value of series A convertible preferred stock and $439,836 in accrued and unpaid dividends thereon
5.
Sold its investment in American Racing and Entertainment, LLC, valued at $700,000, for cash proceeds of $934,016 and realized a gain of $234,016. The Company used the cash proceeds to repay notes payable totalling $700,000 and interest of $134,016 thereon and retained $100,000 in cash.

F5

Note 1 – Description of Business and Basis of Presentation

GOING CONCERN BASIS OF PRESENTATION

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.  As shown in the accompanying financial statements, the Company has a working capital deficit of $803,639 at February 28, 2009.  As a result, substantial doubt exists about the Company’s ability to continue to fund future operations using its existing resources.

In order to meet it’s near term obligations and provide the necessary funding for future operations, the Company will have to raise additional financing.

The Company heavily relies upon loans from related parties, specifically Gamecorp Ltd. (“Gamecorp”) (formerly Eiger Technology, Inc.), to further provide capital contributions to its investments. As at February 28, 2009, Gamecorp holds a 16.6% ownership interest in the Company. During year ended February 28, 2009, Gamecorp advanced the Company $443,404 of which $244,322 was converted into 2,600,000 common shares and $199,082 remained outstanding at the end of the year as amounts due to related parties.

Gamecorp is an investment and merchant banking enterprise focused on the development of its investments in the Gaming and Technology sectors.  Gamecorp’s technology investments have suffered due to unforeseen events and the global financial crisis. Gamecorp may not be able to provide additional capital over the next year to the Company in order to satisfy existing liabilities and make further capital contributions to its investments. Failure to obtain such capital could adversely impact the Company’s operations and prospects.

DESCRIPTION OF BUSINESS

Gate To Wire Solutions, Inc., (formerly TrackPower, Inc.) (the “Company”) was incorporated under the laws of the State of Wyoming on June 30, 1993.  On July 25, 2008 at the Annual Meeting of Shareholders, shareholders approved an Agreement and Plan of Merger providing for the merger of TrackPower, Inc. with Gate to Wire Solutions, Inc., a Nevada corporation which was a newly formed special purpose wholly owned subsidiary of TrackPower. The Agreement and Plan of Merger became effective September 3, 2008.  Subsequent to the merger the Company began to conduct business under the name Gate to Wire Solutions, Inc., which more accurately reflects the nature of the business the Company is engaged in. Upon consummation of the merger, each one hundred (100) outstanding shares of the Company’s Common Stock was automatically converted into one (1) fully paid and non-assessable share of outstanding Common Stock. Further information can be reviewed in the Company’s Notice of Annual Shareholder Meeting and Proxy Statement.

All share and per-share amounts in the accompanying consolidated statements and notes to the consolidated financial statements have been adjusted to apply the effect of the reverse stock split retrospectively.

Our present business strategy and direction is to develop and operate a horseracing video distribution venture in international markets.

Note 2 - Summary of Significant Accounting Policies

The consolidated statements include the accounts of Gate To Wire Solutions, Inc., and its wholly owned subsidiary Gamecorp Inc. (collectively, the Company). All significant inter-company balances and transactions have been eliminated in consolidation.

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

F6

financial reporting basis and the tax reporting basis of the Company’s assets and liabilities.  A valuation allowance is recorded for deferred tax assets when management determines it is more likely than not that such assets will not be realized.

c.   Fair value of financial instruments

Accounts payable, accrued expenses, amounts due to related parties are carried in the financial statements at amounts which approximate fair value.

d.   Advertising costs

The Company expenses the costs of advertising as incurred.  Advertising expense amounted to $25,646 and $9,500 for fiscal 2009 and 2008, respectively.

e.   Cash and cash equivalents

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

f.   Net loss per share

For both 2009 and 2008, net loss per share has been computed using the net loss for the year divided by the weighted average number of shares outstanding.

Diluted loss per share is not presented as the effects of convertible debentures, warrants and options are anti-dilutive.

g.   Foreign currency

Assets and liabilities are translated at the exchange rate at the balance sheet date and expenses are translated at the exchange rate at the date those elements are recognized.

h.   Intangibles and Goodwill

The Company follows SFAS No 142, “Goodwill and Other Intangible Assets”.  Under SFAS No. 142 goodwill and indefinite lived intangible assets must be reviewed annually (or more frequently under prescribed conditions) for impairment in accordance with this statement.  If the carrying amount of any reporting unit’s goodwill or indefinite-lived intangible assets exceeds the implied fair value, an impairment loss is recognized for an amount equal to that excess.  Intangible assets that do not have indefinite lives are amortized over their useful lives.

During the twelve months ended February 28, 2009, the Company determined its licensing rights to be impaired and the Company recorded an impairment loss of $50,000 (Note 5).

Note 3 – Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), "Business Combinations”.  SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, an any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended February 28, 2010.  The Company is currently evaluating the impact of SFAS 141(R) on its consolidated financial statements but does not expect it to have a material effect.

F7

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  As such, the Company was required to adopt these provisions at the beginning of the fiscal year ended February 28, 2009.  The Company has reviewed the impact of SFAS 159 on its consolidated financial statements and there are no material effects.

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

Note 4 – Sale of Investment in American Racing and Entertainment, LLC.

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

On February 29, 2008 Gate To Wire entered into an agreement to which it disposed of its remaining interest in American Racing.  The remaining interest was acquired one-half by Southern Tier and one-half by Oneida the controlling members of American Racing for total consideration of $934,016.  At closing, Gate To Wire repaid an $834,016 15% secured promissory note to Southern Tier and Oneida (each holding a 15% $350,000 secured promissory note of Gate To Wire).  The disposal was executed through an Agreement to Transfer Membership Interest and Assignment and Assumption Agreement, by and between Gate To Wire, Southern Tier and Oneida.

Note 5 – Licensing Rights

On December 2, 2007 the Company acquired the exclusive licensing rights for Latin America for a horseracing proprietary video distribution service from Bettor Solutions Inc.  In consideration for the exclusive rights the Company issued 500,000 common shares valued at $50,000.  In accordance with SFAS No. 142, intangible assets should be reviewed for impairment on an annual basis or when facts and circumstances indicate that impairment might have occurred.  As of February 28, 2009, the license rights were not in use and are not expected to be put into use in the immediate future.  As a result, the intangible asset associated with the license rights were determined to be impaired and were written down by $50,000.

F8

Note 6 – Related party transactions

Periodically, the Company advances funds and pays expenses on behalf of related parties and funds are advanced and expenses are paid by related parties on behalf of the Company.  These transactions result in non-interest bearing payables or receivables to related parties.

At February 28, 2009 and February 29, 2008, amounts due to related parties were:

	February 28, 2009	February 29, 2008

Shareholder	$222,603	$212,000
Entities with common directors and/or officers	199,082	-
Directors and/or officers of the Company	57,165	-

	$478,850	$212,000

Note 7 – Restructuring of Liabilities and Preferred Stock

On February 29, 2008, the Company entered into a series of agreements to restructure certain related party liabilities and Series A convertible preferred shares.

Related Party Liabilities:

The Company agreed to issue 899,375 common shares to existing and former officers and directors for past reviews services provided of $99,875.  Such shares were not issued as of February 29, 2008 and therefore continued to be classified as outstanding liabilities. During the twelve months ended February 28, 2009 all shares were issued.

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

Note 8 – Income taxes

The temporary differences between financial reporting and income tax purposes are primarily net operating loss carry forwards for income tax purposes.

As of February 28, 2009, the deferred tax assets and valuation allowances are summarized as follows:

Deferred tax assets resulting from operating loss carry forwards	$13,367,759
Valuation allowance	(13,367,759)
$-

A full valuation allowance has been established against the deferred tax assets as utilization of the loss carry forwards and realization of other deferred tax assets cannot be reasonably assured. The change in valuation allowance of approximately $687,000 from the prior year represents the net loss applicable to common share holders for the period ended February 28, 2009. The Company has available net operating loss (“NOL”) carry forwards of approximately $35,000,000 resulting from accumulated operating losses through fiscal 2009.  The NOL carry forwards for tax reporting purposes expire in various amounts through the year 2027.

The use of all of the Company’s NOL’s could be limited if, among other things, changes in ownership, as defined under Section 382 of the Internal Revenue Code, occur.

In addition, the NOL’s are not final and are subject to the filing of tax returns and approval by the Internal Revenue Service.

F9

Note 9 - Stockholders’ equity

Common Stock

The Company has the authority to issue 200,000,000 shares of common stock, par value $.001 per share. The holders of shares of common stock are entitled to receive notice of, attend and vote at all meetings of the stockholders.  Each share of common stock carries one vote at such meetings.

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

All share and per-share amounts in the accompanying consolidated statements and notes to the consolidated financial statements have been adjusted to apply the effect of the reverse stock split retrospectively.

As of February 28, 2009, there were 27,702,578 shares of common stock issued and outstanding.

During the twelve months ended February 28, 2009 the company:

•	Issued 2,000,000 common shares valued at $102,333 pursuant to a private placement associated with disposal of trade name.

•	Issued 899,375 common shares valued at $99,875 pursuant to settlement with officers.

•	Issued 12,200,000 common shares valued at $3,439,836 pursuant to settlement of preferred share obligations.

•	Issued 150,000 common shares valued at $105,000 pursuant to common stock subscribed.

•	Issued 2,600,000 common shares valued at $244,322 in repayment of amounts owed for a related party liability.

Preferred Stock

The Company has the authority to issue 20,000,000 of shares of preferred stock, having a $0.001 par value.  No preferred shares were issued at February 28, 2009.

Stock options

The Company has no stock option plans.

Warrants

The following is a summary of warrant activity for fiscal 2009 and 2008:

	Number of Shares to Purchase under Warrants	Expiry Date

Balance, February 28, 2007	2,319,583
Issued	-	Between April 30, 2009 and July 31, 2009
Expired	(11,058)
Balance, February 29, 2008	2,308,525
Issued	-
Expired	(1,020,300)
Balance, February 28, 2009	1,288,225

F10

Warrants outstanding at February 29, 2008 consist of the following:

Issue Date	Expiration Date	Exercise Price	Number of Shares

March 31, 2006	March 31, 2009	4.00	299,600
April 30, 2006	April 30, 2009	4.00	130,000
May 31, 2006	May 31, 2009	4.00	585,000
June 30, 2006	June 30, 2009	4.00	140,000
July 31, 2006	July 31, 2009	4.00	133,625
			1,288,225

Should all outstanding warrants be exercised, the total additional consideration available to the Company is approximately $5,152,900. A maximum of 1,288,225 common shares would be issued.

Note 10 – Gain on Extinguishment of Liabilities

On February 29, 2008, the Company extinguished liabilities totalling $36,696, of which $21,000 relates to a defaulted promissory note issued by the Company to a third party pursuant to an acquisition of the Company approximately 10 years ago. The Company has had no contact with the party and will record a loss in the period the amount is settled, if ever. In addition, a related party has forgiven $15,696 of indebtedness of the Company for past services provided.

Note 11 - Segmented information

During fiscal 2009 and 2008 the Company operated in one segment – develop and operate horseracing video distribution ventures in international markets.

Note 12 – Contingencies

On or about October 23, 2006, action against the Company was taken by The Towne Law Offices, P.C. in the County of Saratoga, in the Supreme Court for the State of New York. The claim was for legal services provided to the Company. On or about April 10, 2007 a default judgement was entered against the Company for failing to respond to the claim. Said judgement required the Company to pay $62,937 and post-judgement interest on the foregoing sum at the rate of nine (9%) per cent from April 23, 2007. Further to the above, on or about April 21, 2009, the Company was served a statement of claim for $62,937 plus interest on the said amount at the rate of nine percent (9%) per annum from April 23, 2007 in the province of Ontario.  The Company has subsequently filed a Statement of Defence with the Ontario Superior Court of Justice.  As at February 28, 2009, the Company has fully accrued for the loss.

Note 13 – Subsequent Events

On April 15, 2009, the Company announced that it has entered into a development agreement with Function Mobile, Inc. ("FMI") for an interactive Short-Message-Service ("SMS") platform targeting horseracing and pari-mutuel wagering markets in Latin America.

On April 23, 2009, the Company entered into a Letter of Intent with Signature Gaming Management Peru, S.A.C. ("SGM") to develop a gaming interface for both Simulcast and Online Account Wagering for SGM's projects in Peru.

F11

Item 9.   Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure

None

Item 9A.    Controls and Procedures

Disclosure controls and procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of such period, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no significant changes in our internal controls over financial reporting during the fiscal year ended February 29, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of February 28, 2009. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Item 9B. Other Information

None

Part III

Item 10.   Directors, Executive Officers, and Corporate Governance

Our current directors are John G. Simmonds, G.R. (Randy) Barber and Michael Connell. Their terms expire upon the election and qualification of their successors.

The following table sets forth the names, ages and positions of our directors:

Name	Age	Position

John G. Simmonds	58	Chairman of the Board
Michael Connell	35	Director
G.R. (Randy) Barber	62	Director

Biographical Information Regarding Directors

John G. Simmonds, President, Chief Executive Officer and Chairman of the Board. Mr. Simmonds has upwards of 40 years of experience in various industries, with a particular focus in the gaming and communications industries. He has served as a Director and Chief Executive Officer and President of our Company since February 23, 2007. Mr. Simmonds previously served as a Director of our Company from 1998 until November 2006, at which time he resigned that position. He has also served as Chief Executive Officer and Chairman of the Board of Wireless Age Communications, Inc., a public reporting company, since February 2007. He had previously served as Chief Executive Officer of Wireless Age Communications, Inc. from March 2003 until August 31, 2005, at which time he resigned his position as Chief Executive Officer, and also previously served as Chairman of the Board and as a director of that company from March 2003 until April 2006, at which time he resigned as Chairman of the Board and as a director. In addition, Mr. Simmonds was appointed Chief Executive Officer of InterAmerican Gaming Inc., a public reporting company, in June 2006. He also serves as a director of that company. From June 2005 through February 2006, Mr. Simmonds was a director of Minacs Worldwide, a TSX-listed company. Mr. Simmonds was appointed as a director of Gamecorp Ltd., f/k/a Eiger Technology, Inc. (CNQ:GAME, OTCBB:ETIFF), in September 2005. He continues to serve as Chairman of the Board and as a director of Gamecorp Ltd. and was appointed Chief Executive Officer of that company in April 2007. Mr. Simmonds was appointed as Chief Executive Officer and President of Newlook Industries Corp. (NLI:TXSV) in September 2005, but resigned those positions in February 2007. Mr. Simmonds was re appointed as Chairman and Chief Executive Officer of Newlook Industries Corp. in July 2007. Mr. Simmonds also served as Chief Executive Officer, Chairman and as a director of Phantom Fiber Corporation (OTCBB: PHMF), formerly Pivotal Self-Service Technologies, Inc. from March 2002 until June 2004.

Michael Connell, Director. Mr. Connell has more than 10 years experience in the horse racing industry. Mr. Connell was an employee of the Company in the mid 1990s working in marketing, research and business development. Mr. Connell attained a degree in journalism from Ryerson University in 2000. Mr. Connell operates a consulting business called MBC Racing which focuses on racetrack and gaming opportunities. Mr. Connell has worked for various trade magazines in the entertainment industry as well as for Standardbred Canada and its member publication TROT Magazine. Mr. Connell also has extensive experience in the hospitality industry and is an avid horseracing fan and a partner in a standardbred racing stable.

G.R. (Randy) Barber, Director. Mr. Barber became a Director of our Company in June 2008. Mr. Barber is a highly respected gaming executive with over 40 years of business, regulatory and governmental experience. Mr. Barber was appointed by the Premier of Ontario as Chair of the Alcohol and Gaming Commission of Ontario (AGCO) in 1997, serving in that role until March 2005. In that capacity, Mr. Barber regulated liquor licensing and all forms of gaming in the province of Ontario, reporting to the Minister of Consumer and Business Services. Since March 2005, upon leaving his post at the AGCO, he has provided advisory and management services to the Alcohol and Gaming Industries in North America and Europe through his own consultancy firm. Since April 2008, Mr. Barber has also served as a director of InterAmerican Gaming, Inc., a public reporting company. He holds an International Masters of Gaming Law degree.

Board and Committee Meetings

Information concerning the two Committees maintained by the Board of Directors is set forth below.

The Board held eighteen meetings during the 2009 fiscal year, including taking action by consent pursuant to the laws of the State of Wyoming on six occasions.

The audit and compensation committees are the standing committees of our Board. The fiscal year 2010 and 2009 committees are comprised as follows:

2010 Audit Committee	2010 Compensation Committee
John Simmonds (Chair)	Michael Connell (Chair)
Michael Connell	John Simmonds
G.R. Barber

The current committees are comprised as follows:

2009 Audit Committee	2009 Compensation Committee
John Simmonds (Chair)	Michael Connell (Chair)
Michael Connell	John Simmonds
G.R. Barber

Our audit committee (the “Audit Committee”) held four meetings during fiscal 2009. The Audit Committee, among other things, recommends our independent auditors, reviews our financial statements, reports and recommendations regarding the adequacy of internal accounting controls made by the independent auditors and considers such other matters with respect to the accounting, auditing and financial reporting procedures as it may deem appropriate or as may be brought to its attention.

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

Our compensation committee of the Board (the “Compensation Committee”) held no meetings during the 2009 fiscal year. The Compensation Committee is responsible for allocating cash compensation and stock options to senior executive officers of the Company.

Board of Directors Independence

Our Board of Directors reviews the relationships that each director has with us and other parties. Only those directors who do not have any of the categorical relationships that preclude them from being independent within the meaning of American Stock Exchange Company Guide, Part I Section 121, and who the Board of Directors affirmatively determines have no relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, are considered to be Independent Directors. Our Board of Directors has reviewed a number of factors to evaluate the independence of each of its members. These factors include its members’ current and historic relationships with us; their relationships with management and other directors; the relationships their current and former employers have with us; and the relationships between us and other companies on which our board members are directors or executive officers. After evaluating these factors, the Board of Directors has determined that only one (Randy Barber) of the three current members is “independent” as defined by American Stock Exchange Company Guide, Part I Section 121, all applicable rules and regulations of the SEC, and for purposes of Rule 162(m) of the Internal Revenue Code of 1986, as amended. The Company intends to reconstitute the board for appropriate independent members in the near future. Independent members of our Board of Directors will meet in executive session without management present, and are scheduled to do so at least two times per year. The Board of Directors will designate an appropriate individual as the presiding director for these meetings.

Shareholder Communications

Our Board of Directors believes that it is important for our shareholders to have a process to send confidential communications directly to the board as a whole and to the Independent Directors in particular. Accordingly, shareholders desiring to send a communication to the Board of Directors, or to a specific director, may do so by delivering a letter to our Secretary at our principal offices as set forth on the cover page to this Annual Report on Form 10-K. The mailing envelope must contain a clear notation indicating that the enclosed letter is a “stockholder-board communication” or “stockholder director-specific” communication.” All such letters must identify the author and clearly state whether the intended recipients of the letter are all members of our Board of Directors or certain specified individual directors. To the extent indicated as addressed, the Secretary will observe any requests for confidentiality and forward such correspondence unopened directly to a specific director. With respect to correspondence addressed to the Board as a whole or to a group of directors or a specific committee, the Secretary will open such communications and make copies, and then circulate them to the appropriate director or directors. Notwithstanding the foregoing, the Company shall reserve the right to open all correspondence as it believes reasonably necessary to assure the safety and personal privacy of all directors.

Report of Audit Committee of the Board of Directors

The Audit Committee assists the Board in fulfilling its responsibility for oversight of our internal control, accounting, auditing and financial reporting practices. Specific responsibilities of the Audit Committee include:

·	reviewing and discussing the audited financial statements with management;

·	discussing with the Company’s independent auditors information relating to the auditors’ judgments about the quality of the Company’s accounting policies and financial reporting practices;

·	recommending to the Board that the Company include the audited financials in its Annual Report on Form 10-K; and

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

Review of Audited Financial Statements

The Audit Committee has reviewed our financial statements for the fiscal year ended February 28, 2009, as audited by Rotenberg & Co. LLP, the Company’s independent auditors, and has discussed these financial statements with management. In addition, the Audit Committee has discussed with Rotenberg & Co. the matters required to be discussed by Statement of Auditing Standards No. 61, as amended, regarding the codification of statements on auditing standards. Furthermore, the Audit Committee has received the written disclosures and the letter from Rotenberg & Co. required by the Independence Standards Board Standard No. 1 and has discussed with Rotenberg & Co. its independence.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements for the fiscal year ended February 28, 2009 be included in the Company’s Annual Report on Form 10-K, for filing with the Securities and Exchange Commission.

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

AUDIT COMMITTEE
John G. Simmonds
Michael Connell
G.R. (Randy) Barber

Executive Officers

The following table presents information with respect to our executive officers, as of February 28, 2009.

Name	Age	Position

John G. Simmonds	57	Director, CEO
Gary Hokkanen	53	CFO
Carrie Weiler	50	Corporate Secretary

John G. Simmonds, Director, CEO of the Company. See “Biographical Information Regarding Directors” above for information regarding Mr. Simmonds.

Gary N. Hokkanen, CFO. Mr. Hokkanen has served as the Company’s Chief Financial Officer since June 2007. Mr. Hokkanen is an executive level financial manager with over 11 years experience in public company financial management. Mr. Hokkanen previously served as Chief Financial Officer of our Company from February 1998 to June 2001. In May of 2005, Mr. Hokkanen was re-appointed as Chief Financial Officer of our Company, resigned in August 2006 and was re-appointed as Chief Financial Officer in June 2007. From January 2001 to April 2003, Mr. Hokkanen was Chief Financial Officer of IRMG Inc., a Toronto-based financial management consulting firm. For the period April 1996 to July 1998, Mr. Hokkanen served as Treasurer of Simmonds Capital Limited and from July 1998 to January 2001, served as Chief Financial Officer of that company. In November 2007, Mr. Hokkanen was appointed a director and officer of Sagittarius Capital Corporation, a TSX Venture Exchange capital pool company. He also serves as Chief Financial Officer for Newlook Industries Corp. (TSX Venture Exchange), Gamecorp Ltd., (CNSX), Lumonall, Inc. (OTCBB) and InterAmerican Gaming Inc. (OTCBB) since July 2007. He holds a Bachelor of Arts degree from the University of Toronto and is a CMA (Certified Management Accountant), as well as being a member of the Society of Management Accountants, Ontario.

Carrie J. Weiler, Corporate Secretary of the Company. Ms. Weiler was appointed Corporate Secretary of the Company on February 23, 2007. Ms. Weiler previously served as Corporate Secretary of our Company from 1998 until her resignation on January 12, 2007. She was re-appointed as Corporate Secretary on February 23, 2007. She provides professional public company corporate secretarial services to various entities and is a member of the Canadian Society of Corporate Secretaries. In addition to her role at Gate To Wire, Ms. Weiler has served as Corporate Secretary and Director of Newlook Industries Corp. (TSXV: NLI) and Gamecorp Ltd. (CNSX: GGG, OTCBB:GAIMF, since July 2007. Ms. Weiler was also appointed Corporate Secretary of InterAmerican Gaming Inc. in September 2006, Lumonall, Inc. (OTCBB: LUNL) in October 2004, and Wireless Age Communications, Inc. (OTCBB: WLSA) in May 2003, and was appointed as a director of that Company in February 2007. She continues to serve in these capacities today.

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

Based solely on its review of such forms, all requirements received by us, or written representations from certain reporting persons, we believe that between March 1, 2008 and February 28, 2009, all Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders were met.

Code of Ethics

The Board of Directors adopted a Code of Ethics in fiscal 2005, which applies to our executive officers.

You can obtain copies of our current committee charters and Code of Ethics by writing to our Corporate Secretary at 3565 King Road, King City, Ontario, Canada, L7B 1M3 who shall provide copies without charge to any person.

Item 11. Executive Compensation

The following table sets forth compensation for each of the past three fiscal years with respect to each person who served as our Chief Executive Officer and each of the four most highly-compensated executive officers who earned a total annual salary and bonuses that exceeded $100,000 in any of the three preceding three fiscal years.

SUMMARY COMPENSATION TABLE

	Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Awards ($)	Stock Option Awards ($)	Securities underlying options/ SARS (#)	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation ($)

Edward M. Tracy, President and CEO (1)	2009	$0	0	$0	0	0	0	0	0	$0
	2008	$173,125	0	$36,000	0	0	0	0	$150,000	$359,125
	2007	$323,628	0	$243,218	0	0	0	0	0	$566,846

John G. Simmonds Chairman of the Board, CEO and CFO (2)	2009	$187,500	0	0	0	0	0	0	0	$187,500
	2008	$135,000	0	162,000	0	0	0	0	$66,775	$363,775
	2007	$223,600	0	0	0	0	0	0	$61,022	$284,622

Gary N. Hokkanen Chief Financial Officer (3)	2009	$37,298	0	0	0	0	0	0	0	$37,298
	2008	0	0	0	0	0	0	0	0	0
	2007	$141.604	0	0	0	0	0	0	$4,362	$145,966

(1)
During fiscal 2007, Mr. Tracy’s compensation was reduced to $10,000 per month. Mr. Tracy resigned as CEO and President on February 23, 2007, and as a part of his termination agreement, received a payment of $150,000 and 100,000 shares of the Company’s common stock valued at $36,000.

(2)
Mr. Simmonds previously acted as our CEO and CFO until his resignation in November 2006. In February 2007, Mr. Simmonds was reappointed as our President and CEO. Mr. Simmonds was compensated in 2006 pursuant to the terms of a management services agreement between Simmonds Mercantile and Management, Inc. (“SMMI”) and the Company that terminated in June 2007 and was replaced with a Consulting Agreement between the Company and Mr. Simmonds. The amounts shown above reflect the total amounts paid by SMMI to Mr. Simmonds in the fiscal 2007, although some portion of that compensation was for services performed for entities other than the Company. Mr. Simmonds owns 100% of SMMI. Other annual compensation includes directors’ fees, guarantee fees and other fees paid to Mr. Simmonds.

(3)	Mr. Hokkanen was appointed CFO in June 2007. After October 1, 2005, Mr. Hokkanen was paid by Wireless Age Communications, Inc., which had a management services agreement with the Company for the services of Mr. Hokkanen. That agreement terminated in June 2007 and was replaced with a Consulting Agreement between the Company and Mr. Hokkanen. See “Employment Agreements” below. Other annual compensation includes an automobile allowance.

Option Grants in 2009 Fiscal Year

We made no option grants in 2009.  We have no outstanding options held by any member of our management.

Compensation of Directors

Fees

The following fees were paid to Directors during fiscal 2009. During 2009, all directors received fees for services rendered on the Board of Directors. Board members are also reimbursed for all expenses associated with attending Board or Committee meetings. Non-employee directors are paid meeting fees as follows:

F Fee for each Board meeting	$500
F Fee for each telephone meeting	$500
Fee for each Committee meeting	$500

Employment Arrangements

Each of our executive officers performs their respective duties to our Company pursuant to the terms of a Consulting Services Agreement, described below.

The Company entered into a Consulting Services Agreement with John Simmonds in June 2007 (the “Simmonds Agreement”). The Simmonds Agreement is effective until December 31, 2009, with an option to renew for further successive two year periods on terms and conditions to be negotiated between the Company and Mr. Simmonds. The Simmonds Agreement provides for the engagement of Mr. Simmonds to act as Chief Executive Officer of the Company for remuneration of $15,750 per month during the term, plus providing a vehicle for Mr. Simmonds exclusive use, office space including computer and relevant software, paid vacation, and reimbursement for all reasonable out-of-pocket expenses incurred in connection with Mr. Simmonds duties under the Simmonds Agreement.

The Company entered into a Consulting Services Agreement with Gary N. Hokkanen in June 2007 (the “Hokkanen Agreement”). The initial term of the Hokkanen Agreement was effective until May 31, 2008. The Hokkanen Agreement provides an option to renew the for further successive one year periods on terms and conditions to be negotiated between the Company and Mr. Hokkanen. We exercised the option to extend this agreement for a one year term on June 1, 2008. The Hokkanen Agreement provides for the engagement of Mr. Hokkanen to act as Chief Financial Officer of the Company for remuneration of $3,150 per month during the term plus paid vacation and reimbursement for all reasonable out-of-pocket expenses incurred in connection with Mr. Hokkanen’s duties under the Hokkanen Agreement.

The Company also entered into a Consulting Services Agreement with Carrie J. Weiler in June 2007 (the “Weiler Agreement”). The initial term of the Weiler Agreement was effective until December 31, 2007. We exercised the option to extend this agreement for a one year term on January 1, 2008 and again on January 1, 2009. The Weiler Agreement provides an option to renew for further successive one year periods on terms and conditions to be negotiated between the Company and Ms. Weiler. The Weiler Agreement provides for the engagement of Ms. Weiler to act as Corporate Secretary of the Company for remuneration of $3,150 per month during the term, plus paid vacation and reimbursement for all reasonable out-of-pocket expenses incurred in connection with Ms. Weiler’s duties under the Weiler Agreement.

Compensation Committee Report on Executive Compensation

During fiscal year 2009 the Compensation Committee consisted of two directors, Michael Connell and John Simmonds.  The Compensation Committee has the responsibility for allocation of cash compensation and stock options to senior executive officers of the Company.

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

Compensation Committee
Michael Connell
John Simmonds

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

In 2009, we had no securities compensation plan for our officers and directors.

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of February 28, 2009 by (i) each of our directors, (ii) each of our officers named in the Summary Compensation Table (collectively, the “Named Executive Officers”), (iii) each person who is known by us to be the beneficial owner of more than five percent of our outstanding Common Stock, and (iv) all directors and executive officers as a group. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

ETIFF Holdings Ltd.	4,600,000	16.6%

Kenneth Adelberg	2,019,466	7.3%

John G. Simmonds (1)	1,295,658	4.6%

Gary Hokkanen (1)	228,400	0.8%

Carrie Weiler (1)	187,458	0.7%

Michael Connell (1)	66,458	*

G.R. Randy Barber	0	*

All Officers and Directors as a Group (4 persons)	8,397,440	30.3%

(1)	Officer and/or Director of our Company.

•	Less than 1% of the issued and outstanding shares.

Item 13. Certain Relationships And Related Transactions, and Director Independence

As at February 28, 2009, Gamecorp Ltd (formerly, Eiger Technology, Inc.),  a related party with common officers and directors holds a 16.6% ownership interest in the Company. During the year ended February 28, 2009, Gamecorp advanced the Company $443,404 of which $244,322 was converted into 2,600,000 common shares and $199,082 remains outstanding at the end of the year as amounts due to related parties.

On February 29, 2008, the Company entered into a series of agreements to restructure certain related party liabilities. The Company agreed to issue 899,375 common shares to existing and former officers and directors for past review services provided of $99,875.  Such shares were not issued as of February 29, 2008 and therefore continue to be classified as outstanding liabilities.  During the twelve months ended February 28, 2009, all shares were issued.

In addition, on January 30, 2008, Gamecorp acquired 2,000,000 restricted common shares of the Company’s common stock and the trade name “Gamecorp” in exchange for cash of CAD$200,000.  Such shares were not issued as of February 29, 2008 and therefore continued to be classified as outstanding liabilities.  During the twelve months ended February 28, 2009 all shares were issued.

During the twelve month period ended February 28, 2009, amounts paid or accrued for related party management fees was $317,403.  These amounts were for the services of John Simmonds, CEO; Gary Hokkanen, CFO; Carrie Weiler, Corporate Secretary; and Gamecorp.

Item 14. Principal Accounting Fees and Services

Year	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees	Total
2009	$23,000	$-	$7,800	$-	$30,800
2008	$29,000	$-	$-	$-	$29,000

PART IV

Item 14. Exhibits

Exhibit	Document
3	Articles of Incorporation and Bylaws

3.01	Articles of Incorporation of the Company, as filed with the Wyoming Secretary of State on June 30, 1993 (incorporated by reference to Exhibit 3.1 to report on Form 8-K dated July 14, 1993).

3.02	Articles of Amendment of American Digital Communications, Inc. as filed with the Wyoming Secretary of State on September 7, 1999.*

3.03	Articles of Amendment of Gate To Wire Solutions, Inc. filed with the Wyoming Secretary of State on January 11, 2006 and filed herein.

3.04	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to report on Form 8-K dated July 14, 1993).

4	Instruments Establishing Rights of Security Holders

4.01	Specimen Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to report on Form 8-K dated July 14, 1993).

10	Material Contracts

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.

SIGNATURES

In accordance with sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: May 29, 2009	GATE TO WIRE SOLUTIONS, INC.
By:	/s/ John G. Simmonds
John G. Simmonds, Chairman and Chief Executive Officer

By:	/s/ Gary N. Hokkanen
Gary N. Hokkanen, Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John G. Simmonds
John G. Simmonds	CEO and Chairman (principal executive officer)	May 29, 2009

/s/ Michael Connell
Michael Connell	Director	May 29, 2009

/s/ G.R. Randy Barber
G.R. Randy Barber	Director	May 29, 2009