Form 10-Q
period 2009-05-31
Gate To Wire Solutions, Inc.
filed 2009-07-15
CIK 819927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended May 31, 2009
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
 Yes [X] No [  ]

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ] No [  ]

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

The number of shares of common stock outstanding as of July 15, 2009: 27,702,578

GATE TO WIRE SOLUTIONS, INC.

PART I. Financial Information

Item 1.  Condensed Financial Statements.

GATE TO WIRE SOLUTIONS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	May 31, 2009 (Unaudited)	February 28, 2009 (Audited)
Assets
Current assets
Cash and cash equivalents	$1,855	$1,593
Due from related parties (note 3)	2,473	-
Total current assets	4,328	1,593

Total assets	$4,328	$1,593

Liabilities and Stockholders' Deficiency
Current liabilities
Accounts payable	$316,149	$292,381
Due to related parties (note 3)	573,954	478,851
Accrued expenses
Professional fees	16,450	14,000
Other	25,000	20,000
Total current liabilities	931,553	805,232

Total liabilities	$931,553	$805,232

Stockholders’ deficiency (note 6)
Preferred stock, 20,000,000 shares authorized $0.001 par value, none outstanding (note 6)	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 27,702,578 shares issued and outstanding (February 28, 2009: 27,702,578)	27,703	27,703
Additional paid-in capital	34,200,027	34,200,027
Accumulated deficit	(35,154,955)	(35,031,369)
Total stockholders’ deficiency	(927,225)	(803,639)

Total liabilities and stockholders’ deficiency	$4,328	$1,593

See accompanying notes to consolidated financial statements

GATE TO WIRE SOULUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended May 31,
	2009	2008
Revenues:	$-	$-

Costs and expenses:
Management fees – related party	78,851	78,919
Professional fees	6,375	8,855
General and administrative	51,931	39,237
Foreign exchange loss	29,429	2,160
Total costs and expenses	166,586	129,171

Other income (note 3)	(43,000)	-

Net loss	$(123,586)	$(129,171)

Loss per share of common stock – basic and diluted	(0.004)	(0.008)

Weighted average number of common shares outstanding – basic and diluted	27,702,578	15,302,847

See accompanying notes to consolidated financial statements

GATE TO WIRE SOLUTIONS, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Deficiency
May 31, 2009
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance February 28, 2009	27,702,578	$27,703	$34,200,027	$(35,031,369)	$(803,639)

Net loss for the three months ended May 31, 2009	-	-	-	(123,586)	(123,586)

Balance May 31, 2009	27,702,578	$27,703	$34,200,027	$(35,154,955)	$(927,225)

See accompanying notes to consolidated financial statements

GATE TO WIRE SOLUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended May 31,
	2009	2008
Net cash from operations
Net (loss)	$(123,586)	$(129,171)

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	31,218	(32,988)
Net cash used in operating activities	(92,368)	(162,159)

Financing activities
Due from/to related parties	92,630	80,806
Net cash provided by financing activities	92,630	80,806

Increase (decrease) in cash	262	(81,353)
Cash, beginning of period	1,593	110,522
Cash, end of period	$1,855	$29,169

Non-cash activities:

During the three months ended May 31, 2009 the Company:

1.	recorded a non-cash $43,000 gain as a result of the proceeds from a sale of property by a related party which were paid to Gamecorp.

During the three months ended May 31, 2008 the Company:

1.	issued 2,000,000 common shares valued at $102,333 pursuant to a private placement associated with disposal of trade name.
2.	issued 899,375 common shares valued at $99,875 pursuant to settlement with officers.
3.	issued 12,200,000 common shares valued at $3,439,836 pursuant to settlement of preferred share obligations.
4.	issued 150,000 common shares valued at $105,000 pursuant to common stock subscribed.

The Company did not make cash interest or tax payments during the three month periods ended May 31, 2009 or 2008.

See accompanying notes to consolidated financial statements

GATE TO WIRE SOLUTIONS, INC. AND SUBSIDIARIES
(formerly known as TrackPower, Inc.)
Notes to Condensed Consolidated Financial Statements
May 31, 2009

Note 1 - Summary of Significant Accounting Policies

Going Concern Basis Of Presentation

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.  As shown in the accompanying financial statements, the Company has a working capital deficit of $927,225 at May 31, 2009.  As a result, substantial doubt exists about the Company’s ability to continue to fund future operations using its existing resources.

In order to meet its near term obligations and provide the necessary funding for future operations, the Company will have to raise additional financing.

The Company heavily relies upon loans from related parties, specifically Gamecorp Ltd. (“Gamecorp”), to further provide capital contributions to its investments. As at May 31, 2009, Gamecorp holds a 16.6% ownership interest in the Company. During the three month period ended May 31, 2009, Gamecorp further advanced the Company $22,691.  As at May 31, 2009 the Company is indebted to Gamecorp for $221,773.

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

Description of Business

Gate To Wire Solutions, Inc., (formerly TrackPower, Inc.) (the “Company”) was originally incorporated under the laws of the State of Wyoming on June 30, 1993.  On July 25, 2008 at the Annual Meeting of Shareholders, shareholders approved an Agreement and Plan of Merger providing for the merger of TrackPower, Inc. with Gate to Wire Solutions, Inc., a Nevada corporation which was a newly formed special purpose wholly owned subsidiary of TrackPower. The Agreement and Plan of Merger became effective September 3, 2008.  Subsequent to the merger the Company began to conduct business under the name Gate to Wire Solutions, Inc., which more accurately reflects the nature of the business the Company is engaged in. Upon consummation of the merger, each one hundred (100) outstanding shares of the Company’s Common Stock was automatically converted into one (1) fully paid and non-assessable share of outstanding Common Stock. Further information can be reviewed in the Company’s Notice of Annual Shareholder Meeting and Proxy Statement.

All share and per-share amounts in the accompanying consolidated statements and notes to the consolidated financial statements have been adjusted to apply the effect of the reverse stock split retrospectively.

Our present business strategy and direction is to develop and operate a horseracing video distribution venture in international markets.

Basis of Presentation

The accompanying unaudited consolidated financial statements of Gate To Wire Solutions, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended May 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2010. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended February 28, 2009.

Consolidated Financial Statements

The consolidated financial statements included the accounts of the Company and its wholly owned subsidiaries. All inter-company transactions have been eliminated.

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

Note 2 – Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), "Business Combinations”.  SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, on any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended February 28, 2010.  The Company does not expect it to have a material effect on its consolidated financial statements.

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

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP No. FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP No. FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP No. FAS 115-2 and FAS 124-2 to have a material effect on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. The Company does not anticipate that the adoption of FSP No. FAS 107-1 and APB No. 28-1 will have on its financial statement disclosures.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“FAS 165”). FAS 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. FAS 165 will be effective in the second quarter of fiscal 2010. We do not expect the adoption of FAS 165 to have a material effect on our financial position, cash flows, or results of operations.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”, to formally establish the FASB Accounting Standards Codification as the single source of authoritative, nongovernmental U.S. GAAP, in addition to guidance issued by the SEC. On the effective date, the Codification will supersede existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification becomes nonauthoritative. Therefore, from the effective date of the Codification, there will no longer be levels of authoritative GAAP, rather there will only be authoritative and nonauthoritative GAAP. All content within the Codification carries the same level of authority. The Statement makes the Codification effective for interim and annual periods ending after September 15, 2009.  The Company does not expect the impact of SFAS No. 168 to have a material effect on its consolidated financial statements.

Note 3 - Due to/from Related Parties

Periodically, the Company advances funds and pays expenses on behalf of related parties and funds are advanced and expenses are paid by related parties on behalf of the Company.  These transactions result in non-interest bearing payables or receivables to related parties.

Amounts due from related parties were:

	May 31, 2009	February 28, 2009

Entities with common directors and/or officers	$2,473	$-

Amounts due to related parties were:

	May 31, 2009	February 28, 2009

Entities with common directors and/or officers	$221,773	$199,083
Directors and/or officers of the Company	129,578	57,165
Shareholder	222,603	222,603

Total	$573,954	$478,851

Amounts due to or from related parties are non-interest bearing, unsecured and do not have any specific repayment terms.

The Company instructed that cash proceeds of $43,000 from the sale of property by a related party be paid to Gamecorp as a reduction of intercompany debt. The Company settled all amounts owed to the related party through the issuance of stock during the year ended February 28, 2009 and therefore the proceeds from sale has been reflected as other income during the three month period ended May 31, 2009.

Note 4 - Loss per Share

Loss per common share is based on the weighted average number of shares outstanding during each period presented. Warrants to purchase stock are included as common stock equivalents only when dilutive.

Note 5 - Related Party Transactions

During the three month period ended May 31, 2009, the Company paid and /or accrued $78,851 in compensation to officers as management fees for their services and $78,919 during the comparative period in the prior year.

Note 6 – Stockholders’ Deficiency

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

As of May 31, 2009, there were 27,702,578 shares of common stock issued and outstanding.

Preferred Stock

The Company has the authority to issue 20,000,000 of shares of preferred stock, having a $0.001 par value.  No preferred shares were issued at May 31, 2009.

Stock options

The Company has no stock option plans.

Warrants

The following is a summary of warrant activity for fiscal 2009 and 2008:

Number of Shares to Purchase under Warrants
Balance February 28, 2009	1,288,225
Expired	(1,014,600)
Balance, May 31, 2009	273,625

Warrants outstanding at May 31, 2009 consist of the following:

Issue Date	Expiration Date	Exercise Price	Number of Shares
June 30, 2006	June 30, 2009	4.00	140,000
July 31, 2006	July 31, 2009	4.00	133,625
			273,625

Should all outstanding warrants be exercised, the total additional consideration available to the Company is approximately $1,094,500. A maximum of 273,625 common shares would be issued.

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

In addition, FMI will provide Gate To Wire with technical support and ongoing services as required for operation of the interactive SMS platform. For promotion and distribution, FMI has committed to enter into agreements with local telecommunications companies to provide SMS interconnectivity for the operation, as well as marketing and promotion of the Gate To Wire interactive SMS platform. Revenue collection will occur via telecom billing.

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

SGM is a private entity formed to pursue gaming opportunities in Peru. It currently has agreements with the Jockey Club of Arequipa ("JCA") to manage and operate its newly constructed Carro Colorado Racetrack in Arequipa, as well as to conduct race and sports wagering at the JCA-owned Social Club, which will also have a slot machine casino operation. The Company will provide SGM with a user-friendly, real-time online wagering experience featuring North American horse racing product, previously unavailable in the region.

In addition, the Company will provide SGM with a Wagering Interface for use at the new Carro Colorado Racetrack, the Social Club Casino and other off-track locations, specifically featuring live racing simulcast from North America.

SGM recently also entered into a separate letter of intent with InterAmerican Gaming, Inc. ("IAG"), a related party to the Company by virtue of certain common officers and directors, pursuant to which IAG plans to participate in the development of the Social Club Casino with SGM.

Results of Operations

For the three month period ended May 31, 2009 and 2008

Costs and expenses totalled $166,586 during the three-month period ended May 31, 2009, $37,415 higher than during the three month period ended May 31, 2008.  The Company’s increased costs during the first quarter of the current year are primarily a result of a foreign exchange loss as a result of the appreciation of the Canadian Dollar.

Management fees paid to related parties were $78,851 during the three month period ended May 31, 2009 and $78,919 during the comparative period in the prior year.  Management fees include executive management costs including strategic planning, financing and horseracing industry consulting and corporate secretarial services.

Professional fees during the three month period end May 31, 2009 were $6,375 in comparison to $8,855 during the prior period. During the three month period ended May 31, 2009 the professional fees consisted of $6,375 in audit fees.

General and administrative expenses were $51,931 during the three month period ended May 31, 2009 compared to $39,237 during the three month period ended May 31, 2008. General and administrative expenses are higher than the previous year due to costs associated with pursuing the development and operation of horseracing video distribution ventures in international markets. General and administrative expenses during the three month period ended May 31, 2009 included: 1) corporate fees of $5,786, 2) travel, meals and entertainment of $6,743, 3) insurance of $2,657, 4) directors fees of $8,244, 5) consulting costs of $15,309, and 6) other miscellaneous costs of $13,192.

During the three months ended May 31, 2009 the Company recorded a $29,429 foreign exchange loss and $2,160 in the comparative prior year period.  As a substantial portion of the Company’s related party liabilities are denominate in Canadian dollars, the loss is attributed and a result of the appreciation of the Canadian Dollar.

The Company recorded other income of $43,000 during the three month period ended May 31, 2009, as a result of the sale of property by a related party. The Company directed the cash proceeds to be paid to Gamecorp as a reduction of intercompany debt. The Company settled all amounts owed to the related party through the issuance of stock during the year ended February 28, 2009 and therefore the proceeds paid to Gamecorp has been reflected as other income during the three month period ended May 31, 2009.

Our net loss for the three months ended May 31, 2009 and May 31, 2008 is $123,586 and $129,171, respectively.

Critical Accounting Policies and Estimates

The discussion and analysis of results of operations and financial condition are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates the estimates on an on-going basis, including those related to bad debts, investments, customer accounts, intangible assets, income taxes, and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that they believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Note 2 of the "Notes to Financial Statements" of the Company’s Annual Audited Financial Statements for the year ended February 28, 2009 includes a summary of the significant accounting policies and methods used in the preparation of the financial statements. The following is a brief description of the more significant accounting policies and methods the Company uses.

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

Financial Condition

During the three month period ended May 31, 2009, total assets increased from $1,593 to $4,328.

The Company’s liabilities increased by $126,321 during the three month period ended May 31, 2009.  The increase is primarily a result of an increase of $95,103 in amounts due to related parties.

Accounts payable increased from $292,381 at the beginning of the year to $316,149 at May 31, 2009.

Due to related parties increased from $478,851 at February 28, 2009 to $573,954 at May 31, 2009.  Amounts due to related parties represent $222,603 advance by a shareholder, $129,578 due to directors and/or officers of the Company and $221,773 due to entities with common directors and /or officers of the Company.  Amounts due to related parties are unsecured, non-interest bearing and have no specific repayment terms.

Accrued professional and other expenses increased by $7,450 during the three month period ended May 31, 2009 and primarily represent $5,875 in audit fees, $10,575 in legal fees and $25,000 in relation to printing and mailing costs associated with the annual filings.

The stockholders’ deficiency increased from $803,639 at February 28, 2009 to $927,225 at May 31, 2009. The increase is substantially attributable to an increase in the accumulated deficit arising from the $123,586 loss for the three month period ended May 31, 2009.

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

Liquidity and Capital Resources

Operations were financed primarily through advances from related parties. During the three month period ended May 31, 2009, the Company used $92,368 in cash in operating activities, primarily as a result of operating losses adjusted for changes in accounts payable and accrued expenses. The Company generated $92,630 in cash from financing activities, as related parties contributed further funds to the Company to continue to operate during the three month period ended May 31, 2009.

The revenues of the Company during the three month period ended May 31, 2008 were zero therefore did not play a role in financing operations. The Company in the past has financed operations through advances provided by related parties and the issuance of restricted equity securities. There can be no assurance that the Company’s ability to raise capital through related party advances and private placements will continue.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.  As shown in the accompanying financial statements, the Company has a working capital deficit of $927,225 at May 31, 2009.  As a result, substantial doubt exists about the Company’s ability to continue to fund future operations using its existing resources.

In order to meet it’s near term obligations and provide the necessary funding for future operations, the Company will have to raise additional financing.

The Company heavily relies upon loans from related parties, specifically Gamecorp Ltd. (“Gamecorp”), to further provide capital contributions to its investments. As at May 31, 2009, Gamecorp holds a 16.6% ownership interest in the Company. During the three month period ended May 31, 2009, Gamecorp further advanced the Company $22,691.  As at May 31, 2009 the Company is indebted to Gamecorp for $221,773.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Disclosure controls and procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief

Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of such period, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no significant changes in our internal controls over financial reporting during the second quarter ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Quarterly Report.

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

Management assessed the effectiveness of our internal control over financial reporting as of May 31, 2009. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

PART II. Other Information

Item 1. Legal Proceedings

Subsequent to quarter end on July 6, 2009, the Company agreed to minutes of settlement with Towne, Bartkowski and Defio Kean, P.C. (the “Plaintiff”).  The Company agreed to pay CAD$88,500 plus interest at a rate of 9% per annum to the Plaintiff in satisfaction of a judgement obtained in New York.  The amounts are to be paid US$5,000 per month beginning in the month of July until all amounts are fully repaid. The Company has fully accrued for the loss in prior periods.

Item 2. Unregistered Sales of Equity Securities.

None

Item 3. Defaults upon Senior Securities

None

 Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

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

Date: July 15, 2009	By:	/s/ John G. Simmonds
Name: John G. Simmonds
Title: President and Chief Executive Officer

Date: July 15, 2009	By:	/s/ Gary N. Hokkanen
Name: Gary N. Hokkanen
Title: Chief Financial Officer
(Principal Financial Officer)