Form 10-Q
period 2009-08-31
Gate To Wire Solutions, Inc.
filed 2009-10-15
CIK 819927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended August 31, 2009
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

The number of shares of common stock outstanding as of October 15, 2009: 27,702,578

GATE TO WIRE SOLUTIONS, INC.

PART I. Financial Information

Item 1.  Condensed Financial Statements.

GATE TO WIRE SOLUTIONS, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	August 31, 2009 (Unaudited)	February 28, 2009 (Audited)
Assets
Current assets
Cash and cash equivalents	$-	$1,593
Due from related parties (note 3)	994	-
Total current assets	994	1,593

Total assets	$994	$1,593

Liabilities and Stockholders' Deficiency
Current liabilities
Accounts payable	$308,529	$292,381
Due to related parties (note 3)	691,644	478,851
Accrued expenses
Professional fees	19,325	14,000
Other	20,000	20,000
Total current liabilities	1,039,498	805,232

Total liabilities	$1,039,498	$805,232

Stockholders’ deficiency (note 6)
Preferred stock, 20,000,000 shares authorized $0.001 par value, none outstanding (note 6)	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 27,702,578 shares issued and outstanding (February 28, 2009: 27,702,578)	27,703	27,703
Additional paid-in capital	34,200,027	34,200,027
Accumulated deficit	(35,266,234)	(35,031,369)
Total stockholders’ deficiency	(1,038,504)	(803,639)

Total liabilities and stockholders’ deficiency	$994	$1,593

See accompanying notes to consolidated financial statements

GATE TO WIRE SOULUTIONS, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2009	2008	2009	2008

Revenues:	$-	$-	$-	$-

Costs and expenses:
Management fees – related party	79,673	80,770	158,524	159,689
Professional fees	6,085	16,803	12,460	23,669
General and administrative	24,553	35,371	76,484	76,576
Foreign exchange loss (gain)	968	(9,025)	30,397	(6,844)
Total costs and expenses	111,279	123,919	277,865	253,090

Other income (note 3)	-	-	(43,000)	-

Net loss	$(111,279)	$(123,919)	$(234,865)	$(253,090)

Loss per share of common stock – basic and diluted	(0.004)	(0.005)	(0.008)	(0.014)

Weighted average number of common shares outstanding – basic and diluted	27,702,578	25,102,430	27,702,578	17,706,909

See accompanying notes to consolidated financial statements

GATE TO WIRE SOLUTIONS, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders’ Deficiency
August 31, 2009
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance February 28, 2009	27,702,578	$27,703	$34,200,027	$(35,031,369)	$(803,639)

Net loss for the three months ended May 31, 2009	-	-	-	(123,586)	(123,586)

Balance May 31, 2009	27,702,578	$27,703	$34,200,027	$(35,154,955)	$(927,225)

Net loss for the three months ended August 31, 2009	-	-	-	(111,279)	(111,279)

Balance August 31, 2009	27,702,578	$27,703	$34,200,027	$(35,266,234)	$(1,038,504)

See accompanying notes to consolidated financial statements

GATE TO WIRE SOLUTIONS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended August 31,
	2009	2008
Net cash from operations
Net (loss)	$(234,865)	$(253,090)

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	21,473	(55,771)
Net cash used in operating activities	(213,392)	(308,861)

Financing activities
Due from/to related parties	211,799	236,692
Net cash provided by financing activities	211,799	236,692

Increase (decrease) in cash	(1,593)	(72,169)
Cash, beginning of period	1,593	110,522
Cash, end of period	$-	$38,353

Non-cash activities:

During the six months ended August 31, 2009 the Company:

1.	recorded a non-cash $43,000 gain as a result of the proceeds from a sale of property by a related party which were paid to Gamecorp.

During the six months ended August 31, 2008 the Company:

1.	issued 2,000,000 common shares valued at $102,333 pursuant to a private placement associated with disposal of trade name.
2.	issued 899,375 common shares valued at $99,875 pursuant to settlement with officers.
3.	issued 12,200,000 common shares valued at $3,439,836 pursuant to settlement of preferred share obligations.
4.	issued 150,000 common shares valued at $105,000 pursuant to common stock subscribed.

The Company did not make cash interest or tax payments during the six month periods ended August 31, 2009 or 2008.

See accompanying notes to consolidated financial statements

GATE TO WIRE SOLUTIONS, INC. AND SUBSIDIARY
(formerly known as TrackPower, Inc.)
Notes to Condensed Consolidated Financial Statements
August 31, 2009

Note 1 - Summary of Significant Accounting Policies

Going Concern Basis Of Presentation

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.  As shown in the accompanying financial statements, the Company has a working capital deficit of $1,038,504 at August 31, 2009.  As a result, substantial doubt exists about the Company’s ability to continue to fund future operations using its existing resources.

In order to meet its near term obligations and provide the necessary funding for future operations, the Company will have to raise additional financing.

The Company heavily relies upon loans from related parties, specifically Gamecorp Ltd. (“Gamecorp”), to further provide capital contributions to its investments. As at August 31, 2009, Gamecorp holds a 16.6% ownership interest in the Company. During the three month period ended August 31, 2009, Gamecorp further advanced the Company $42,097.  As at August 31, 2009 the Company is indebted to Gamecorp for $263,870.

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

Subsequent events were evaluated through October 15, 2009, the date the financial statements were issued.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of Gate To Wire Solutions, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended August 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2010. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended February 28, 2009.

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

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP No. FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP No. FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009, as such, the Company is required to adopt the standards in the current period. Adoption of FSP No. FAS 115-2 and FAS 124-2 did not have a material effect on the consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. Adoption of FSP No. FAS 107-1 and APB No. 28-1 did not have a material effect  on the financial statement disclosures.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“FAS 165”). FAS 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. FAS 165 is effective for interim or annual financial periods ending after June 15, 2009: as such, the Company is required to adopt the standards in the current period. FAS 165 did not have a material effect on the financial position, cash flows, or results of operations.

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

Amounts due from related parties were:

	August 31, 2009	February 28, 2009

Entities with common directors and/or officers	$994	$-

Amounts due to related parties were:

	August 31, 2009	February 28, 2009

Entities with common directors and/or officers	$263,870	$199,083
Directors and/or officers of the Company	205,171	57,165
Shareholder	222,603	222,603

Total	$691,644	$478,851

Amounts due to or from related parties are non-interest bearing, unsecured and do not have any specific repayment terms.

The Company instructed that cash proceeds of $43,000 from the sale of property by a related party be paid to Gamecorp as a reduction of intercompany debt. The Company settled all amounts owed to the related party through the issuance of stock during the year ended February 28, 2009 and therefore the proceeds from sale has been reflected as other income during the six month period ended August 31, 2009.

Note 4 - Loss per Share

Loss per common share is based on the weighted average number of shares outstanding during each period presented. Warrants to purchase stock are included as common stock equivalents only when dilutive.

Note 5 - Related Party Transactions

During the six month period ended August 31, 2009, the Company paid and/or accrued $158,524 in compensation to officers as management fees for their services and $159,689 during the comparative period in the prior year.

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

As of August 31, 2009, there were 27,702,578 shares of common stock issued and outstanding.

Preferred Stock

The Company has the authority to issue 20,000,000 of shares of preferred stock, having a $0.001 par value.  No preferred shares were issued at August 31, 2009.

Stock options

The Company has no stock option plans.

Warrants

The following is a summary of warrant activity for fiscal 2009.

Number of Shares to Purchase under Warrants
Balance February 28, 2009	1,288,225
Expired	(1,288,225)
Balance, August 31, 2009	-

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

Results of Operations

For the three month period ended August 31, 2009 and 2008

Costs and expenses totaled $111,279 during the three-month period ended August 31, 2009, $12,640 lower than during the three month period ended August 31, 2008.  The Company’s decreased costs during the second quarter of the current year are primarily a result of a reduction in professional fees and general and administrative costs.

Management fees accrued and/or paid to related parties were $79,673 during the three month period ended August 31, 2009 and $80,770 during the comparative period in the prior year.  Management fees include executive management costs including strategic planning, financing and horseracing industry consulting and corporate secretarial services.

Professional fees during the three month period end August 31, 2009 were $6,085 in comparison to $16,803 during the prior period. During the three month period ended August 31, 2009 the professional fees consisted of $5,875 in audit fees.

General and administrative expenses were $24,553 during the three month period ended August 31, 2009 compared to $35,371 during the three month period ended August 31, 2008. General and administrative expenses are higher in the previous year due to costs associated with pursuing the development and operation of horseracing video distribution ventures in international markets. General and administrative expenses during the three month period ended August 31, 2009 included: 1) travel, meals and entertainment of $6,391, 2) insurance of $2,649, 3) directors fees of $11,872, and 4) other miscellaneous costs of $3,641.

During the three months ended August 31, 2009 the Company recorded a $968 foreign exchange loss and a gain of $9,025 in the comparative prior year period.  As a substantial portion of the Company’s related party liabilities are denominate in Canadian dollars, the loss is attributed and a result of the appreciation of the Canadian Dollar.

Our net loss for the three months ended August 31, 2009 and August 31, 2008 is $111,279 and $123,919, respectively.

For the six month period ended August 31, 2009 and 2008

Costs and expenses totaled $277,865 during the six-month period ended August 31, 2009, $24,775 higher than during the six month period ended August 31, 2008.  The Company’s increased costs during the current year are primarily a result of a foreign exchange loss as a result of the appreciation of the Canadian Dollar.

Management fees accrued and/or paid to related parties were $158,524 during the six month period ended August 31, 2009 and $159,689 during the comparative period in the prior year.  Management fees include executive management costs including strategic planning, financing and horseracing industry consulting and corporate secretarial services.

Professional fees during the six month period end August 31, 2009 were $12,460 in comparison to $23,669 during the prior period. During the six month period ended August 31, 2009 the professional fees consisted of $12,250 in audit fees. Professional fees  are higher in the previous year due to costs associated with pursuing the development and operation of horseracing video distribution ventures in international markets.

General and administrative expenses were $76,484 during the six month period ended August 31, 2009 compared to $76,576 during the six month period ended August 31, 2008. General and administrative expenses during the six month period ended August 31, 2009 included: 1) corporate fees of $3,554, 2) travel, meals and entertainment of $13,134, 3) insurance of $5,306, 4) directors fees of $20,115, 5) consulting costs of $15,309, and 6) other miscellaneous costs of $19,066.

During the six months ended August 31, 2009 the Company recorded a $30,397 foreign exchange loss and a gain of $6,844 in the comparative prior year period.  As a substantial portion of the Company’s related party liabilities are denominate in Canadian dollars, the loss is attributed and a result of the appreciation of the Canadian Dollar.

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

Our net loss for the six months ended August 31, 2009 and August 31, 2008 is $234,865 and $253,090, respectively.

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

Financial Condition

During the six month period ended August 31, 2009, total assets decreased from $1,593 to $994.

The Company’s liabilities increased by $234,266 during the six month period ended August 31, 2009.  The increase is primarily a result of an increase of $212,793 in amounts due to related parties.

Accounts payable increased from $292,381 at the beginning of the year to $308,529 at August 31, 2009.

Due to related parties increased from $478,851 at February 28, 2009 to $691,644 at August 31, 2009.  Amounts due to related parties represent $222,603 advance by a shareholder, $205,171 due to directors and/or officers of the Company and $263,870 due to entities with common directors and /or officers of the Company.  Amounts due to related parties are unsecured, non-interest bearing and have no specific repayment terms.

Accrued professional and other expenses increased by $5,325 during the six month period ended August 31, 2009 and primarily represent $8,750 in audit fees, $10,575 in legal fees and $20,000 in relation to printing and mailing costs associated with the annual filings.

The stockholders’ deficiency increased from $803,639 at February 28, 2009 to $1,038,504 at August 31, 2009. The increase is substantially attributable to an increase in the accumulated deficit arising from the $234,865 loss for the six month period ended August 31, 2009.

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

Liquidity and Capital Resources

Operations were financed primarily through advances from related parties. During the six month period ended August 31, 2009, the Company used $213,392 in cash in operating activities, primarily as a result of operating losses adjusted for changes in accounts payable and accrued expenses. The Company generated $211,799 in cash from financing activities, as related parties contributed further funds to the Company to continue to operate during the six month period ended August 31, 2009.

The revenues of the Company during the three month period ended August 31, 2008 were zero therefore did not play a role in financing operations. The Company in the past has financed operations through advances provided by related parties and the issuance of restricted equity securities. There can be no assurance that the Company’s ability to raise capital through related party advances and private placements will continue.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.  As shown in the accompanying financial statements, the Company has a working capital deficit of $1,038,504 at August 31, 2009.  As a result, substantial doubt exists about the Company’s ability to continue to fund future operations using its existing resources.

In order to meet it’s near term obligations and provide the necessary funding for future operations, the Company will have to raise additional financing.

The Company heavily relies upon loans from related parties, specifically Gamecorp Ltd. (“Gamecorp”), to further provide capital contributions to its investments. As at August 31, 2009, Gamecorp holds a 16.6% ownership interest in the Company. During the six month period ended August 31, 2009, Gamecorp further advanced the Company $42,097.  As at August 31, 2009 the Company is indebted to Gamecorp for $263,870.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Item 4. Controls and Procedures.

Disclosure controls and procedures

The Company’s management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of such period, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no significant changes in our internal controls over financial reporting during the second quarter ended August 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of August 31, 2009. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Date: October 15, 2009	By:	/s/ John G. Simmonds
Name: John G. Simmonds
Title: President and Chief Executive Officer

Date: October 15, 2009	By:	/s/ Gary N. Hokkanen
Name: Gary N. Hokkanen
Title: Chief Financial Officer
(Principal Financial Officer)