Form 10-Q
period 2009-11-30
Gate To Wire Solutions, Inc.
filed 2010-02-16
CIK 819927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended November 30, 2009
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

The number of shares of common stock outstanding as February 16, 2010: 27,702,578

GATE TO WIRE SOLUTIONS, INC.

PART I. Financial Information

Item 1.  Condensed Financial Statements.

GATE TO WIRE SOLUTIONS, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	November 30, 2009 (Unaudited)	February 28, 2009 (Audited)
Assets
Current assets
Cash and cash equivalents	$-	$1,593
Due from related parties (note 3)	1,502	-
Total current assets	1,502	1,593

Total assets	$1,502	$1,593

Liabilities and Stockholders' Deficiency
Current liabilities
Accounts payable	$312,431	$292,381
Due to related parties (note 3)	802,933	478,851
Accrued expenses
Professional fees	22,200	14,000
Other	30,270	20,000
Total current liabilities	1,167,834	805,232

Total liabilities	$1,167,834	$805,232

Stockholders’ deficiency (note 6)
Preferred stock, 20,000,000 shares authorized $0.001 par value, none outstanding (note 6)	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 27,702,578 shares issued and outstanding (February 28, 2009: 27,702,578)	27,703	27,703
Additional paid-in capital	34,200,027	34,200,027
Accumulated deficit	(35,394,062)	(35,031,369)
Total stockholders’ deficiency	(1,166,332)	(803,639)

Total liabilities and stockholders’ deficiency	$1,502	$1,593

See accompanying notes to consolidated financial statements

GATE TO WIRE SOLUTIONS, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2009	2008	2009		2008
Revenues:	$-	$-	$		$-

Costs and expenses:
Management fees, related party	80,007	79,407		238,531	239,096
Professional fees	10,594	11,070		23,054	34,739
General and administrative	26,536	119,324		103,020	195,900
Foreign exchange loss (gain)	10,691	(12,276)		41,088	(19,120)
Total costs and expenses	127,828	197,525		405,693	450,615

Other income (Note 3)	-	-		(43,000)	-

Net loss	$(127,828)	$(197,525)		$(362,693)	$(450,615)

Loss per share of common stock – basic and diluted	$(0.004)	$(0.007)		$(0.013)	$(0.021)
Weighted average number of common shares outstanding – basic and diluted	27,702,578	27,702,578		27,702,578	21,710,978

See accompanying notes to consolidated financial statements

GATE TO WIRE SOLUTIONS, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders’ Deficiency
November 30, 2009
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance February 28, 2009	27,702,578	$27,703	$34,200,027	$(35,031,369)	$(803,639)

Net loss for the three months ended May 31, 2009	-	-	-	(123,586)	(123,586)

Balance May 31, 2009	27,702,578	$27,703	$34,200,027	$(35,154,955)	$(927,225)

Net loss for the three months ended August 31, 2009	-	-	-	(111,279)	(111,279)

Balance August 31, 2009	27,702,578	$27,703	$34,200,027	$(35,266,234)	$(1,038,504)

Net loss for the three months ended November 30, 2009	-	-	-	(127,828)	(127,828)

Balance November 30, 2009	27,702,578	$27,703	$34,200,027	$(35,394,062)	$(1,166,332)

See accompanying notes to consolidated financial statements

GATE TO WIRE SOLUTIONS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended November 30,
	2009	2008
Net cash from operations
Net (loss)	$(362,693)	$(450,615)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Changes in:
Accounts payable and accrued expenses	38,520	(38,078)
Net cash used in operating activities	(324,173)	(488,693)

Cash flows from financing activities:
Due from/to related parties	322,580	378,340
Net cash provided by financing activities	322,580	378,340

(Decrease) in cash	(1,593)	(110,353)
Cash, beginning of period	1,593	110,522
Cash, end of period	$-	$169

Non-cash activities:

During the nine months ended November 30, 2009 the Company

1.	Recorded a non-cash $43,000 gain as a result of the proceeds from a sale of property by a related party which were paid to Gamecorp.

During the nine months ended November 30, 2008 the Company:

1.	Issued 2,000,000 common shares valued at $102,333 pursuant to a private placement associated with disposal of trade name.
2.	Issued 899,375 common shares valued at $99,875 pursuant to settlement with officers.
3.	Issued 12,200,000 common shares valued at $3,439,836 pursuant to settlement of preferred share obligations.
4.	Issued 150,000 common shares valued at $105,000 pursuant to common stock subscribed.
5.	Issued 2,600,000 common shares valued at $244,322 in repayment of amounts owed for a related party liability.

The Company did not make cash interest or tax payments during the nine month periods ended November 30, 2009 or 2008.

See accompanying notes to consolidated financial statements

GATE TO WIRE SOLUTIONS, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
November 30, 2009

Note 1 - Summary of Significant Accounting Policies

Going Concern Basis Of Presentation

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.  As shown in the accompanying consolidated financial statements, the Company has a working capital deficit of $1,166,332 at November 30, 2009.  As a result, substantial doubt exists about the Company’s ability to continue to fund future operations using its existing resources.

In order to meet its near term obligations and provide the necessary funding for future operations, the Company will have to raise additional financing.

The Company heavily relies upon loans from related parties, specifically Gamecorp Ltd. (“Gamecorp”), to further provide capital contributions to its investments. As at November 30, 2009, Gamecorp holds a 16.9% ownership interest in the Company. During the three month period ended November 30, 2009, Gamecorp further advanced the Company $34,767.  As at November 30, 2009 the Company is indebted to Gamecorp for $298,637.

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

Subsequent events were evaluated through February 16, 2010, the date the financial statements were issued.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of Gate To Wire Solutions, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended November 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2010. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended February 28, 2009.

Foreign exchange gains for the three and nine month period ended November 30, 2008, have been reclassified from general and administrative expenses for comparative purposes.

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

Note 2 – Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued FASB ASC 805 (prior authoritative literature SFAS No. 141(R), "Business Combinations”.  FASB ASC 805 establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, on any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  FASB ASC 805 was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  As such, the Company was required to adopt these provisions at the beginning of the fiscal year ended February 28, 2010.  The Adoption of FASB ASC 805 did not have a material effect on the consolidated financial statements.

In April 2009, the FASB issued FASB ASC 320-10-65 (prior authoritative literature, FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”).  FASB ASC 320-10-65 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FASB ASC 320-10-65 are effective for interim and annual reporting periods ending after June 15, 2009, as such, the Company adopted the standards in the quarter ended August 31, 2009. Adoption of FASB ASC 320-10-65 did not have a material effect on the consolidated financial statements.

In April 2009, the FASB issued FASB ASC 320-12-65 (prior authoritative literature, FSP No. FAS 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”) which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FASB ASC 320-12-65 were effective for interim reporting periods ending after June 15, 2009. Adoption of FASB ASC 320-12-65 did not have a material effect on the financial statement disclosures.

In May 2009, the FASB issued FASB ASC 855-10 (prior authoritative literature, FSB No. FAS 165, “Subsequent Events”). FASB ASC 855-10 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. FASB ASC 855-10 was effective for interim or annual financial periods ending after June 15, 2009, as such, the Company adopted the standards in the quarter ended August 31, 2009. FASB ASC 855-10 did not have a material effect on the financial position, cash flows, or results of operations.

In June 2009, the FASB issued FASB ASC 105-10 (prior authoritative literature, FSB No. FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”), to formally establish the FASB Accounting Standards Codification as the single source of authoritative, nongovernmental U.S. GAAP, in addition to guidance issued by the SEC. On the effective date, the Codification will supersede existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification becomes nonauthoritative. Therefore, from the effective date of the Codification, there will no longer be levels of authoritative GAAP, rather there will only be authoritative and nonauthoritative GAAP. All content within the Codification carries the same level of authority. The Statement makes the Codification effective for interim and annual periods ending after September 15, 2009.   The adoption of FASB ASC 105-10 did not have a material effect on the consolidated financial statements.

Note 3 - Due to/from Related Parties

Periodically, the Company advances funds and pays expenses on behalf of related parties and funds are advanced and expenses are paid by related parties on behalf of the Company.  These transactions result in non-interest bearing payables or receivables to related parties.

Amounts due from related parties were:

	November 30, 2009	February 28, 2009

Entities with common directors and/or officers	$1,502	$-

Amounts due to related parties were:

	November 30, 2009	February 28, 2009

Entities with common directors and/or officers	$298,637	$199,083
Directors and/or officers of the Company	281,693	57,165
Shareholder	222,603	222,603

Total	$802,933	$478,851

Amounts due to or from related parties are non-interest bearing, unsecured and do not have any specific repayment terms.

The Company instructed that cash proceeds of $43,000 from the sale of property by a related party be paid to Gamecorp as a reduction of intercompany debt. The Company settled all amounts owed to the related party through the issuance of stock during the year ended February 28, 2009 and therefore the proceeds from sale has been reflected as other income during the nine month period ended November 30, 2009.

Note 4 - Loss per Share

Loss per common share is based on the weighted average number of shares outstanding during each period presented. Warrants to purchase stock are included as common stock equivalents only when dilutive.

Note 5 - Related Party Transactions

During the nine month period ended November 30, 2009, the Company paid and/or accrued $238,531 in compensation to officers as management fees for their services and $239,096 during the comparative period in the prior year.

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

As of November 30, 2009, there were 27,702,578 shares of common stock issued and outstanding.

Preferred Stock

The Company has the authority to issue 20,000,000 of shares of preferred stock, having a $0.001 par value.  No preferred shares were issued at November 30, 2009.

Stock options

The Company has no stock option plans.

Warrants

The following is a summary of warrant activity for fiscal 2009.

Number of Shares to Purchase under Warrants
Balance February 28, 2009	1,288,225
Expired	(1,288,225)
Balance, November 30, 2009	-

Note 7 – Subsequent Events

In December 2009, as a result of due diligence on the proposed transaction, the Company and Signature Gaming Management Peru, S.A.C. (“SGM”) mutually agreed to terminate their letter of intent.  The parties continue to discuss the involvement of the Company in the project.

Subsequent events were evaluated through February 16, 2010, the date the financial statements were issued.

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

In December 2009, as a result of due diligence on the proposed transaction, the Company and SGM mutually agreed to terminate their letter of intent.  The parties continue to discuss the involvement of the Company in the project.

Results of Operations

For the three month period ended November 30, 2009 and 2008

Costs and expenses totaled $127,828 during the three-month period ended November 30, 2009, $69,697 lower than during the three month period ended November 30, 2008.  The Company’s decreased costs during the third quarter of the current year are primarily a result of a reduction in general and administrative costs.

Management fees accrued and/or paid to related parties were $80,007 during the three month period ended November 30, 2009 and $79,407 during the comparative period in the prior year.  Management fees include executive management costs including strategic planning, financing and horseracing industry consulting and corporate secretarial services.

Professional fees during the three month period end November 30, 2009 were $10,594 in comparison to $11,070 during the prior period. During the three month period ended November 30, 2009 the professional fees consisted of $5,875 in audit fees and $4,719 in legal fees.

General and administrative expenses were $26,536 during the three month period ended November 30, 2009 compared to $119,324 during the three month period ended November 30, 2008. General and administrative expenses are higher in the previous year due to costs associated with pursuing the development and operation of horseracing video distribution ventures in international markets. General and administrative expenses during the three month period ended November 30, 2009 included: 1) travel, meals and entertainment of $4,229, 2) insurance of $7,564, 3) directors fees of $10,373, and 4) other miscellaneous costs of $4,370.

During the three months ended November 30, 2009 the Company recorded a $10,691 foreign exchange loss and a gain of $12,276 in the comparative prior year period.  As a substantial portion of the Company’s related party liabilities are denominate in Canadian dollars, the loss is attributed and a result of the appreciation of the Canadian Dollar.

Our net loss for the three months ended November 30, 2009 and November 30, 2008 is $127,828 and $197,525, respectively.

For the nine month period ended November 30, 2009 and 2008

Costs and expenses totaled $405,693 during the nine-month period ended November 30, 2009, $44,922 lower than during the nine month period ended November 30, 2008.  The Company’s decreased costs during the current year are primarily a result of a reduction in general and administrative costs.

Management fees accrued and/or paid to related parties were $238,531 during the nine month period ended November 30, 2009 and $239,096 during the comparative period in the prior year.  Management fees include executive management costs including strategic planning, financing and horseracing industry consulting and corporate secretarial services.

Professional fees during the nine month period end November 30, 2009 were $23,054 in comparison to $34,739 during the prior period. During the nine month period ended November 30, 2009 the professional fees consisted of $18,125 in audit fees and $4,929 in legal fees. Professional fees  are higher in the previous year due to costs associated with pursuing the development and operation of horseracing video distribution ventures in international markets.

General and administrative expenses were $103,020 during the nine month period ended November 30, 2009 compared to $195,900 during the nine month period ended November 30, 2008. General and administrative expenses during the nine month period ended November 30, 2009 included: 1) corporate fees of $7,273, 2) travel, meals and entertainment of $17,363 3) insurance of $12,870, 4) directors fees of $30,489, 5) consulting costs of $15,309, and 6) other miscellaneous costs of $19,716.

During the nine months ended November 30, 2009 the Company recorded a $41,088 foreign exchange loss and a gain of $19,120 in the comparative prior year period.  As a substantial portion of the Company’s related party liabilities are denominate in Canadian dollars, the loss is attributed and a result of the appreciation of the Canadian Dollar.

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

Our net loss for the nine months ended November 30, 2009 and November 30, 2008 is $362,693 and $450,615, respectively.

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

Financial Condition

During the nine month period ended November 30, 2009, total assets decreased from $1,593 to $1,502.

The Company’s liabilities increased by $362,602 during the nine month period ended November 30, 2009.  The increase is primarily a result of an increase of $324,082 in amounts due to related parties.

Accounts payable increased from $292,381 at the beginning of the year to $312,431 at November 30, 2009.

Due to related parties increased from $478,851 at February 28, 2009 to $802,933 at November 30, 2009.  Amounts due to related parties represent $222,603 advance by a shareholder, $281,693 due to directors and/or officers of the Company and $298,637 due to entities with common directors and /or officers of the Company.  Amounts due to related parties are unsecured, non-interest bearing and have no specific repayment terms.

Accrued professional and other expenses increased by $18,470 during the nine month period ended November 30, 2009 and primarily represent $11,625 in audit fees, $10,575 in legal fees, $20,000 in relation to printing and mailing costs associated with the annual filings and various other expenses of $10,270.

The stockholders’ deficiency increased from $803,639 at February 28, 2009 to $1,166,332 at November 30, 2009. The increase is substantially attributable to an increase in the accumulated deficit arising from the $362,693 loss for the nine month period ended November 30, 2009.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations during its operating history. The ability of the Company to continue as a going concern is dependent upon obtaining future financing and profitable operations. Management is in the process of evaluating future business opportunities, which would generate revenue to sustain the operations of the Company. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Liquidity and Capital Resources

Operations were financed primarily through advances from related parties. During the nine month period ended November 30, 2009, the Company used $324,173 in cash in operating activities, primarily as a result of operating losses adjusted for changes in accounts payable and accrued expenses. The Company generated $322,580 in cash from financing activities, as related parties contributed further funds to the Company to continue to operate during the nine month period ended November 30, 2009.

The revenues of the Company during the three month period ended November 30, 2008 were zero therefore did not play a role in financing operations. The Company in the past has financed operations through advances provided by related parties and the issuance of restricted equity securities. There can be no assurance that the Company’s ability to raise capital through related party advances and private placements will continue.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.  As shown in the accompanying financial statements, the Company has a working capital deficit of $1,166,332 at November 30, 2009.  As a result, substantial doubt exists about the Company’s ability to continue to fund future operations using its existing resources.

In order to meet it’s near term obligations and provide the necessary funding for future operations, the Company will have to raise additional financing.

The Company heavily relies upon loans from related parties, specifically Gamecorp Ltd. (“Gamecorp”), to further provide capital contributions to its investments. As at November 30, 2009, Gamecorp holds a 16.9% ownership interest in the Company. During the three month period ended November 30, 2009, Gamecorp further advanced the Company $34,767.  As at November 30, 2009 the Company is indebted to Gamecorp for $298,637.

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

There have been no significant changes in our internal controls over financial reporting during the third quarter ended November 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of November 30, 2009. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

PART II. Other Information

Item 1. Legal Proceedings

None

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

(*)           Filed with this Report.

b)           Reports on Form 8-K

The Company filed Form 8-K on October 6, 2009 and Form 8-K/A on October 14, 2009 to discuss the resignation of its current auditors in connection with their merger, the Company engaged the new firm resulting from the merger.

SIGNATURES

In accordance with the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: February 16, 2010	By:	/s/ John G. Simmonds
Name: John G. Simmonds
Title: President and Chief Executive Officer

Date: February 16, 2010	By:	/s/ Gary N. Hokkanen
Name: Gary N. Hokkanen
Title: Chief Financial Officer
(Principal Financial Officer)